Form 10-Q
period 1995-03-31
INNOVEX INC
filed 1995-05-02
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 1995.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

Commission File Number:  0-13143

                                 INNOVEX, INC.
             (Exact name of registrant as specified in its charter)


              Minnesota                                  41-1223933
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)

 1313 South Fifth Street, Hopkins, Minnesota             55343-9904
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (612) 938-4155


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes - X           No

As of April 18, 1995, 4,558,758 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 10


PART 1:   ITEM  1             FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET


                                                                    March 31,  September 30,
                                                                      1995         1994
                                                                   (Unaudited)   (Audited)

ASSETS

Current assets:
    Cash and cash equivalents                                     $ 1,211,453   $ 1,719,587
    Short-term investments                                         14,357,846    11,396,797
    Accounts receivable, less allowance for
         doubtful accounts of $248,000 (1994 - $220,000)            6,000,741     4,722,091
    Inventories                                                     1,843,234     1,782,156
    Notes receivable                                                   72,440        97,610
    Deferred income taxes                                             464,335       539,335
    Other current assets                                            1,064,602       734,036
          Total current assets                                     25,014,651    20,991,612

Property, plant and equipment, net of accumulated depreciation
    of $5,174,000 and $4,421,000                                    6,696,855     6,730,612
Intangible and other assets, net of amortization of $422,000
    and $186,000                                                    2,467,867     2,212,200

                                                                  $34,179,373   $29,934,424


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                          $   350,300   $   350,300
    Accounts payable                                                1,622,847     1,019,896
    Accrued compensation                                            1,130,934     1,190,558
    Income taxes payable                                              530,289       107,187
    Other accrued liabilities                                         626,144       697,019
        Total current liabilities                                   4,260,514     3,364,960

Long-term debt                                                      1,232,362     1,532,140

Deferred compensation and income taxes                                443,681       321,017
Stockholders' equity:
    Common stock, $.04 par value; 10,000,000 shares authorized,
        4,554,758 and 4,523,468 shares issued and outstanding         182,191       180,939
    Capital in excess of par value                                  7,043,333     6,865,574
    Retained earnings                                              21,017,292    17,669,794
         Total stockholders' equity                                28,242,816    24,716,307
                                                                  $34,179,373   $29,934,424


See accompanying notes.


INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                  Three Months Ended March 31,
                                                      1995            1994

Net Sales                                        $ 11,692,830    $  6,451,230
Cost and expenses:
    Cost of sales                                   6,789,487       4,608,891
    Selling, general and administrative             1,121,464         800,728
    Engineering                                       621,177         267,894
    Net interest (income) expense                    (159,110)        (93,080)
    Other (income) expense                            108,986          53,268
Income from continuing operations before taxes      3,210,826         813,529
Provision for income taxes                          1,028,000         254,000
Net income                                       $  2,182,826    $    559,529

Net income per share:                            $       0.46    $       0.12



                                                  Six months Ended March 31,
                                                      1995           1994

Net sales                                        $ 21,668,689    $ 12,113,445
Cost and expenses:
    Cost of sales                                  12,878,528       8,737,173
    Selling, general and administrative             2,244,947       1,365,499
    Engineering                                     1,054,267         544,012
    Net interest (income) expense                    (290,173)       (179,738)
    Other (income) expense                            212,781          56,133
Income from continuing operations before taxes      5,568,339       1,590,366
Provision for income taxes                          1,829,000         494,000
Net income                                       $  3,739,339    $  1,096,366

Net income per share:                            $       0.79    $       0.24


See accompanying notes.


INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                      Six Months Ending March 31
                                                          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 3,739,339    $ 1,096,366
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                      1,266,352        889,764
    Deferred income taxes                                     --         20,921
Other non-cash charges (credits)                         (34,573)        27,585
Changes in operating assets and liabilities:
        Receivables                                   (1,278,650)       (54,464)
        Inventories                                      (61,078)       321,487
        Other assets                                    (305,396)       403,024
        Payables                                         602,951         75,052
        Other liabilities                                (76,770)      (569,926)
        Income taxes payable                             423,102         64,538
Net cash provided by operating activities              4,275,277      2,274,347

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (1,043,879)      (679,550)
    Cash paid for product line acquisitions             (241,763)    (1,670,000)
    Capitalized software                                (181,153)      (177,928)
    Proceeds from sale of assets                              75      2,850,000
    Purchase of held-to-maturity securities           (9,610,000)    (5,150,250)
    Maturity of held-to-maturity securities            3,720,000      1,630,000
    Sale of available-for-sale securities              3,215,915             --
Net cash provided by (used in) investing activities   (4,140,805)    (3,197,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                (299,778)      (146,601)
    Proceeds from exercise of options                    179,011         81,034
    Dividends paid                                      (521,839)      (474,360)
Net cash provided by (used in) financing activities     (642,606)      (539,927)

Increase (decrease) in cash and cash equivalents        (508,134)    (1,463,308)

Cash and cash equivalents at beginning of year         1,719,587      2,292,611

Cash and cash equivalents at end of period           $ 1,211,453    $   829,303

SUPPLEMENTAL DISCLOSURES:

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $74,000 and $71,000 in 1995 and 1994, respectively.

Income tax payments were $1,403,000 and $411,000 in 1995 and 1994, respectively.


See accompanying notes.


INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 1994.


NOTE 2 - SHORT-TERM INVESTMENTS

         Under FASB #115 which was adopted by the Company in fiscal 1994, the Company classifies debt and equity securities in three categories: trading, available-for-sale and held-to-maturity securities. Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company was not holding any trading securities at March 31, 1995. Available-for-sale securities are measured at fair value, with net unrealizable gains or losses reported in stockholder's equity net of applicable deferred taxes. The unrealized holding loss for available-for-sale securities held at March 31, 1995 was $243,000, with $133,000 of the loss considered a permanent impairment of the available-for-sale securities which was recorded as a loss in prior period Statements of Operations. The sale of available-for-sale securities during the current quarter resulted in the realization of a $140,000 loss. $109,000 of this loss was recorded in the current quarter while $31,000 of the loss had been recognized in prior periods. Held-to-maturity securities are carried at amortized cost.

The amortized cost adjusted for recognized permanent impairment losses, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at March 31, 1995 are summarized as follows (thousands of dollars):

                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized   Fair
                                        Cost      Gains       Losses     Value
Available-for-sale securities:
  Adjustable rate term trusts          $ 1,803       --     $   110     $ 1,693
  Bond mutual funds                        525       --          --         525
                                       $ 2,328       --     $   110     $ 2,218

Held-to-maturity securities:
   Mutual obligation bonds             $11,690     $ 17          --     $11,707
   Auction rate municipal preferreds       450       --          --         450
                                       $12,140     $ 17          --     $12,157



PART I:    ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Innovex, Inc. (the Company), through its largest division, Precision Products, develops, engineers and manufactures specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market are the group's primary product.

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex is responsible for the further development and marketing of a document handling software product, Syntactica, which was purchased in November 1993. The purchased software prepares indexes and abstracts of documents stored on electronic media. The initial application derived from the purchased software, Indexicon, was designed for use on personal computers and began shipping in fiscal 1994. Other applications are currently in development for use in on-line and other large installed base environments. The first of these products, AnchorPage, is scheduled for release in the fiscal 1995 third quarter. AnchorPage enables Internet World Wide Web sites to provide their users access to web site information automatically using conceptual navigational techniques. The current method involves the manual insertion of tags to create hypertext links used for accessing the information. The new software provides faster and more reliable access to that information.

         InnoMedica was formed late in fiscal 1993 to further develop the Company's medical business. In line with this strategy, the Company acquired Daig Corporation's pacemaker lead wire and adapter product line in September 1993 and Possis Medical, Inc's pacemaker lead wire product line in March 1994. Revenue generated by this division should continue to increase throughout fiscal 1995 as its production capacity expands.

         Prior to December 1992, the Company operated another division, the Photo Group. The Company discontinued its photo business in two stages. Effective November 29, 1992, the operating assets and liabilities, with the exception of the receivables, were sold to Lucht Acquisition Corporation (LAC), an unrelated third party, for approximately $4,000,000 cash and a 40 percent interest in LAC. On November 1, 1993, the Company sold the remaining 40 percent interest in LAC to LAC's majority shareholder for $2,850,000 in cash.

RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $11,693,000 for the quarter, up 81% from $6,451,000 reported in fiscal 1994. Sales of $21,669,000 for the six months ended March 31, 1995 increased 79% from the prior year period. The increases were due to the strong demand for lead wire assemblies caused by the increased demand for thin-film disk drives. The lead wire assembly demand is expected to remain strong throughout the remainder of the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the second quarter increased to 42% from the 29% reported for the same period last year while the gross margin percent for the first six months increased to 41% from 28% for the same period last year. This is primarily due to increased sales volume in the current year compounded by low fiscal 1994 sales volume caused by the temporary weak disk drive demand in the first half of fiscal 1994. The high level of sales in the current year resulted in more efficient utilization of the Company's automation-related fixed costs. The gross margin should remain relatively stable for the remainder of the fiscal year as improved manufacturing efficiencies should offset any price concessions which may occur.

OPERATING EXPENSES

         Operating expenses were 14.9% of sales for the current quarter, down from 16.6% in the prior year's second quarter. Operating expenses for the first six months of fiscal 1995 were 15.2% of sales, down from 15.8% for the prior year's first six months. The decrease in operating expenses as a percent of sales for the current year is primarily due to the significant increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased due to the higher level of costs being incurred by the two start-up divisions, higher accruals for incentive based compensation and increased process and new product research spending as compared to the prior year. The level of operating expenses is not expected to change significantly for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $3,161,000 in the current quarter was up from the $774,000 profit for the prior year second quarter. Consolidated operating profit for the first six months was $5,491,000 versus $1,467,000 for the same period last year. This is primarily the result of the increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong due to the continued high demand for thin-film lead wire assemblies. Revenues from the Company's Iconovex and InnoMedica Divisions are expected to continue to increase with each division expected to be operating at a profitable level by the end of the fiscal year.

NET INCOME

         Consolidated net income for the 1995 second quarter was $2,183,000 or $0.46 per share as compared to $560,000 or $0.12 per share for the prior year second quarter. Consolidated net income for the first six months of fiscal 1995 was $3,739,000 or $0.79 per share versus $1,096,000 or $0.24 per share for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $15.6 million at March 31, 1995 from $13.1 million at September 30, 1994. This increase was primarily due to income generated by the Company's operating activities.

         Accounts receivable at March 31, 1994 increased by $1,279,000 from September 30, 1994 due to the increased level of sales at the end of the second quarter. Accounts payable at March 31, 1995 increased by $603,000 from September 30, 1994 due to fixed asset purchases and inventory purchases to support the sales increase.

         Working capital totaled $20,800,000 and $17,600,000 at March 31, 1995 and September 30, 1994, respectively.

         Since September 30, 1994, the Company has invested $1,044,000 in fixed assets. These additions primarily include approximately $750,000 for equipment to expand and further automate the lead wire assembly production and packaging process. The Company also paid an additional $242,000 related to the March 1994 agreement to purchase Possis Medical, Inc.'s pacemaker lead wire product line.

         Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1995.

PART II - OTHER INFORMATION

Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of the shareholders of Innovex, Inc. was held on March 7, 1995. There were 4,542,758 shares of common stock entitled to vote at the meeting and a total of 3,863,494 shares were represented at the meeting.

b) Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:


                                                       For             Against

         Thomas W. Haley                            3,847,917          15,577
         Michael C. Slagle                          3,845,042          18,452
         Bernt M. Tessem                            3,848,017          15,477
         Gerald M. Bestler                          3,847,817          15,677
         Willis K. Drake                            3,845,817          17,677


c)       Other matters voted on at the meeting:

         Proposal #2. A proposal was made to ratify and approve the Innovex, Inc. 1994 stock Option Plan as adapted by the Company's Board of Directors on April 21, 1994. Shares were voted as follows:

                  For           Against         Abstain         Broker Non-Vote

               3,602,189        201,925          36,515             22,865


         Proposal #3. A proposal was made to ratify and approve the appointment of Grant Thornton L.L.P. as the Company's independent auditors for the fiscal year ending September 30, 1995. Shares were voted as follows:

                  For           Against         Abstain

               3,823,517         15,212          24,765


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

           10.1  1994 Stock Option Plan
           11    Statement regarding Computation of Per Share Earnings
           27    Financial Data Schedule

b)       Reports on Form 8-K

           None.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INNOVEX, INC.
                                         Registrant

Date:   May 1, 1995

                                         By_______________________________
                                         Thomas W. Haley
                                         Chief Executive Officer


                                         By________________________________
                                         Douglas W. Keller
                                         Corporate Controller



                               INDEX TO EXHIBITS

Exhibits                                                                 Page

    10.1               1994 Stock Option Plan                           13-22

    11                 Computation of Per Share Net Income                 11

    27                 Financial Data Schedule                             12