Form 10-Q
period 1995-06-30
INNOVEX INC
filed 1995-08-01
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For the Period ended June 30, 1995.
                                            OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

Commission File Number:  0-13143

                                  INNOVEX INC.
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

Yes - X   No

As of July 24, 1995, 7,032,577 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 10



PART 1:   ITEM  1                FINANCIAL INFORMATION

INNOVEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,    September 30,
                                                                      1995         1994
ASSETS                                                            (Unaudited)    (Audited)
Current assets:
    Cash and cash equivalents                                     $ 2,420,188   $ 1,719,587
    Short-term investments                                         15,976,890    11,396,797
    Accounts receivable, less allowance for
         doubtful accounts of $264,000 (1994 - $220,000)            6,812,510     4,722,091
    Inventories                                                     2,061,940     1,782,156
    Notes receivable                                                   59,311        97,610
    Deferred income taxes                                             444,335       539,335
    Other current assets                                              995,128       734,036
          Total current assets                                     28,770,302    20,991,612

Property, plant and equipment, net of accumulated depreciation
    of $5,759,000 and $4,421,000                                    6,878,075     6,730,612
Intangible and other assets, net of amortization of $603,000
    and $186,000                                                    2,318,166     2,212,200
                                                                  $37,966,543   $29,934,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                          $   350,300   $   350,300
    Accounts payable                                                1,597,611     1,019,896
    Accrued compensation                                            1,390,509     1,190,558
    Income taxes payable                                            1,033,310       107,187
    Other accrued liabilities                                         272,919       697,019
        Total current liabilities                                   4,644,649     3,364,960

Long-term debt                                                      1,206,713     1,532,140
Deferred compensation and income taxes                                445,679       321,017
Stockholders' equity:
    Common stock, $.04 par value; 15,000,000 shares authorized,
        7,032,577 and 4,523,468 shares issued and outstanding         281,303       180,939
    Capital in excess of par value                                  7,661,479     6,865,574
    Retained earnings                                              23,726,720    17,669,794
         Total stockholders' equity                                31,669,502    24,716,307
                                                                  $37,966,543   $29,934,424


See accompanying notes.



INNOVEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                           Three Months Ended June 30,
                                               1995            1994

Net sales                                 $ 14,025,617    $  8,439,117
Costs and expenses:
    Cost of sales                            7,760,021       5,823,848
    Selling, general and administrative      1,366,483       1,019,283
    Engineering                                716,594         329,659
    Net interest (income) expense             (163,029)        (82,597)
    Other (income) expense                        (144)         38,847
Income before taxes                          4,345,692       1,310,077
Provision for income taxes                   1,391,000         403,000
Net income                                $  2,954,692    $    907,077

Net income per share:                     $       0.41    $       0.13



                                            Nine months Ended June 30,
                                               1995            1994

Net sales                                 $ 35,694,306    $ 20,552,562
Costs and expenses:
    Cost of sales                           20,638,549      14,561,021
    Selling, general and administrative      3,611,430       2,384,782
    Engineering                              1,770,861         873,671
    Net interest (income) expense             (453,202)       (262,335)
    Other (income) expense                     212,637          94,980
Income before taxes                          9,914,031       2,900,443
Provision for income taxes                   3,220,000         897,000
Net income                                $  6,694,031    $  2,003,443

Net income per share:                     $       0.94    $       0.30


See accompanying notes.



INNOVEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       Nine Months Ending June 30,
                                                          1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  6,694,031    $ 2,003,443
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        2,058,729      1,427,144
    Deferred income taxes                                     --           20,921
Other non-cash charges (credits)                           (53,026)       143,108
Changes in operating assets and liabilities:
        Receivables                                     (2,090,419)    (1,306,720)
        Inventories                                       (279,784)       290,202
        Other assets                                      (222,793)       324,667
        Payables                                           577,715        703,326
        Other liabilities                                  (99,487)      (346,799)
        Income taxes payable                               926,123        (57,433)
Net cash provided by (used in) operating activities      7,511,089      3,201,859

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (1,853,614)    (1,106,646)
    Cash paid for product line acquisitions               (310,698)    (1,714,049)
    Capitalized software                                  (211,905)      (309,954)
    Proceeds from sale of assets                                75      2,850,300
    Purchase of held-to-maturity securities            (12,205,000)    (7,056,234)
    Maturity of held-to-maturity securities              4,785,000      2,915,000
    Sale of available-for-sale securities                3,215,915             --
Net cash provided by (used in) investing activities     (6,580,227)    (4,421,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                  (325,427)      (170,277)
    Proceeds from exercise of options                      896,807         81,034
    Dividends paid                                        (801,641)      (723,150)
Net cash provided by (used in) financing activities       (230,261)      (812,393)

Increase (decrease) in cash and cash equivalents           700,601     (2,032,117)

Cash and cash equivalents at beginning of year           1,719,587      2,292,611

Cash and cash equivalents at end of period            $  2,420,188    $   260,494


SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $91,000 and $105,000 in 1995 and 1994, respectively.

Income tax payments were $2,291,000 and $939,000 in 1995 and 1994, respectively.


See accompanying notes.


INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 1994.


NOTE 2 - SHORT-TERM INVESTMENTS

         Under FASB #115 which was adopted by the Company in fiscal 1994, the Company classifies debt and equity securities in three categories: trading, available-for-sale and held-to-maturity securities. Trading securities are measured at fair value, with unrealized holding gains and losses included in income. The Company was not holding any trading securities at June 30, 1995. Available-for-sale securities are measured at fair value, with net unrealizable gains or losses reported in stockholder's equity net of applicable deferred taxes. The unrealized holding loss for available-for-sale securities held at June 30, 1995 was $189,000, with $133,000 of the loss considered a permanent impairment of the available-for-sale securities which was recorded as a loss in prior period Statements of Operations. No available-for-sale securities were sold during the current quarter. Sales of available-for-sale securities during the current fiscal year resulted in the realization of a $140,000 loss. Held-to-maturity securities are carried at amortized cost.

The amortized cost adjusted for recognized permanent impairment losses, unrealized gains and losses, and fair value of the Company's available-for-sale and held-to-maturity securities at June 30, 1995 are summarized as follows (thousands of dollars):
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                        Cost      Gains       Losses      Value
Available-for-sale securities:
  Adjustable rate term trusts          $ 1,815      --        $  56      $ 1,759
  Bond mutual funds                        548      --           --          548
                                       $ 2,363      --        $  56      $ 2,307

Held-to-maturity securities:
   Mutual obligation bonds             $13,470     $27           --      $13,497
   Auction rate municipal preferreds       200      --           --          200
                                       $13,670     $27           --      $13,697


NOTE 3 - THREE FOR TWO STOCK SPLIT

         Net Income per share calculations for prior periods have been adjusted to reflect a three for two stock split effective on May 31, 1995.



PART I:    ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Innovex Inc. (the Company), through its largest division, Precision Products, develops, engineers and manufactures specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market are the Division's primary product.

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex is responsible for the further development and marketing of a document handling software product, Syntactica, which was purchased in November 1993. The purchased software prepares indexes and abstracts of documents stored on electronic media. The initial application derived from the purchased software, Indexicon, was designed for use on personal computers and began shipping in fiscal 1994. Another product, AnchorPage, was released at the end of the fiscal 1995 third quarter. AnchorPage enables Internet World Wide Web sites to provide their users access to web site information automatically using conceptual navigational techniques. The current method involves the manual insertion of tags to create hypertext links used for accessing the information. AnchorPage provides faster and more reliable access to that information.

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

RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $14,026,000 for the quarter, up 66% from $8,439,000 reported in fiscal 1994. Sales of $35,694,000 for the nine months ended June 30, 1995 increased 74% from the prior year period. The increases were due to the strong demand for lead wire assemblies caused by the increased demand for thin-film disk drives. The lead wire assembly demand is expected to remain strong throughout the remainder of the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the third quarter increased to 45% from the 31% reported for the same period last year while the gross margin percent for the first nine months increased to 42% from 29% for the same period last year. This is primarily due to strong sales volume in the current year compounded by low fiscal 1994 sales volume caused by the temporary softness in disk drive demand in the first half of fiscal 1994. The high level of sales in the current year resulted in more efficient utilization of the Company's automation-related fixed costs. The gross margin should remain relatively stable for the remainder of the fiscal year as improved manufacturing efficiencies should offset any price concessions which may occur.

OPERATING EXPENSES

         Operating expenses were 14.9% of sales for the current quarter, down from 16.0% in the prior year's third quarter. Operating expenses for the first nine months of fiscal 1995 were 15.1% of sales, down from 15.9% for the prior year. The decrease in operating expenses as a percent of sales for the current year is primarily due to the significant increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased due to the higher level of costs being incurred by the two start-up divisions, higher accruals for incentive based compensation and increased process and new product research spending as compared to the prior year. The level of operating expenses is not expected to change significantly for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $4,183,000 in the current quarter was up from the $1,266,000 profit for the prior year third quarter. Consolidated operating profit for the first nine months was $9,673,000 versus $2,733,000 for the same period last year. This is primarily the result of the increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong due to the continued high demand for thin-film lead wire assemblies. Revenues from the Company's Iconovex and InnoMedica Divisions are expected to continue to increase with each division expected to approach profitability by the end of the fiscal year.

NET INCOME

         Consolidated net income for the 1995 third quarter was $2,955,000 or $0.41 per share as compared to $907,000 or $0.13 per share for the prior year third quarter. Consolidated net income for the first nine months of fiscal 1995 was $6,694,000 or $0.94 per share versus $2,003,000 or $0.30 per share for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $18.4 million at June 30, 1995 from $13.1 million at September 30, 1994. This increase was primarily due to income generated by the Company's operating activities.

         Accounts receivable at June 30, 1995 increased by $2,090,000 from September 30, 1994 due to the increased level of sales at the end of the third quarter as compared to the quarter ended on September 30, 1994. Accounts payable at June 30, 1995 increased by $578,000 from September 30, 1994 due to fixed asset purchases and inventory purchases to support the sales increase.

         Working capital totaled $24,100,000 and $17,600,000 at June 30, 1995 and September 30, 1994, respectively.

         Since September 30, 1994, the Company has invested $1,854,000 in fixed assets. These additions include approximately $1,400,000 for equipment to expand and further automate the lead wire assembly production and packaging process. The Company also paid an additional $311,000 related to the March 1994 agreement to purchase Possis Medical, Inc.'s pacemaker lead wire product line.

         Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1995.


PART II - OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits
           3.1   Articles of Incorporation, as Amended of Innovex Inc.
           11    Statement regarding Computation of Per Share Earnings
           27    Financial Data Schedule

b)       Reports on Form 8-K

           None.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INNOVEX INC.
                                                 Registrant

Date:   July 31, 1995

                                                 By \s\ Thomas W. Haley
                                                     Thomas W. Haley
                                                     Chief Executive Officer


                                                 By \s\ Douglas W. Keller
                                                     Douglas W. Keller
                                                     Corporate Controller



                               INDEX TO EXHIBITS

Exhibits                                                                  Page

    3.1      Articles of Incorporation, as Amended of Innovex Inc.        13-22

    11       Computation of Per Share Net Income                           11

    27       Financial Data Schedule                                       12