Form 10-K
period 1995-09-30
INNOVEX INC
filed 1995-12-07
CIK 50601

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC
                      -------------------------------------
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1995

                                       or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13143
                      -------------------------------------
                                  INNOVEX, INC.
             (Exact name of registrant as specified in its charter)
Minnesota                                                    41-1223933
(state or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

             1313 Fifth Street South, Hopkins, Minnesota 55343-9904
               (Address of principal executive offices (Zip Code)

       Registrant's telephone number, including area code: (612) 938-4155
                     ---------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)

                          Common Stock ($.04 par value)
                         ------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $116,182,000 at November 14, 1995 when the closing sale price of such stock, as reported in the NASDAQ National Market System, was $18.75.

         The number of shares outstanding of the Registrant's Common Stock, $.04 par value, as of November 15, 1995 was 7,074,127 shares.

         Documents Incorporated by Reference:

1. Portions of the Company's Proxy Statement to be filed with the Commission within 120 days after the end of the Registrants fiscal year are incorporated by reference into Part III of the Form 10-K.

This Form 10-K consists of 35 Pages (including exhibits). The index to exhibits is set forth on page 24.

                                  INNOVEX, INC.
                                 1995 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

         Innovex, Inc. (The "Company"), through its largest division during fiscal 1995, the Precision Products Division, develops and manufactures components, primarily lead wire assemblies, for the disk drive industry. The Company also develops and manufactures pacemaker lead wires and other medical devices and software for document storage retrieval and management.

         The Company was founded in 1972 to acquire the assets of a manufacturer of needle and wire assemblies used in computer core memories. With the introduction of solid state memory devices, needle wire assemblies became obsolete and, in late 1973, the Company moved into related areas of manufacturing utilizing and expanding its micro-welding and miniature assembly expertise. This expertise is currently used to manufacture small electromagnetic products which cannot be economically produced by its customers. These products include fine wire lead assemblies.

         In 1984, the Company expanded its scope to the photo equipment market by acquiring Lucht Engineering. This made Innovex the nation's largest supplier of multi-image printers to the professional photo market. The Company discontinued its photo business in two stages. Effective November 29, 1992, the operating assets and liabilities, with the exception of the receivables, were sold to Lucht Acquisition Corporation (LAC), an unrelated third party, for approximately $4,000,000 cash and a 40 percent interest in LAC. On November 1, 1993, the Company sold the remaining 40 percent interest in LAC to LAC's majority shareholder for $2,850,000 in cash.

         In 1986, the Company expanded its disk drive focus by purchasing Mar Engineering, Inc. to acquire its high precision control technology for use on grinders used by disk drive manufacturers. In September 1992, the Company sold all the assets related to the head gimbal locating technology developed by Mar Engineering to a former employee. The remaining assets have been sold or written off.

         The InnoMedica Division was formed in late fiscal 1993 to impart a greater degree of strategic direction and business discipline to the Company's emerging medical business. In line with this strategy, the Company acquired the production equipment, patents, trademarks and related assets of Daig Corporation's permanent pacemaker lead wire and adapter product lines in September 1993 and Possis Medical, Inc.'s pacemaker lead wire product line in March 1994.

         To further promote the Company's long-term growth, the Iconovex Division was formed in fiscal 1994 through the purchase of a technologically advanced software product line in November 1993. This product prepares indexes and abstracts of electronically stored documents. As the first software of its type, this high speed system utilizes syntactical analysis to recognize meanings and relationships among words and phrases in general business, legal, medical and other documents. Syntactical analysis is more accurate than conventional Boolean search systems that only recognize specific words. Initial releases of products derived from this technology began generating revenue in fiscal 1994. Different variations of the software are being developed for use by Internet World Wide Web sites, personal computer users, electronic media publishers, and other on-line system providers and users.

         Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 1313 Fifth Street South, Hopkins, Minnesota 55343-9904 and its telephone number is (612) 938-4155. Products of the Company's Precision Products Division are manufactured through the Company's wholly owned subsidiary, Innovex Precision Products Corporation, a Minnesota corporation formed in 1971.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Prior to the disposition of the Photo Equipment Market Group in December 1992, the Company operated through two distinct and unrelated groups: a Disk Drive Market Group - Precision Products Division, and a Photo Equipment Market Group. Each group had its own administrative, engineering, manufacturing and marketing organizations. During fiscal 1993 and 1994, the Company began operations in two new divisions, InnoMedica, a medical device manufacturer, and Iconovex, the developer of an indexing and abstracting software technology. Although these divisions have not been a material portion of the Company's operations in the past, the Company's intention is to grow these divisions to a significant level in the future. Topics covered throughout this document are discussed by divisions where helpful to the reader's understanding.

         Financial information shown on the financial statements includes the results of the Precision Products Division combined with the two new divisions. InnoMedica and Iconovex are not reported separately as they do not constitute reportable segments as defined by SFAS 14. Operating results from the photo group and Mar Engineering are shown separately as discontinued operations in fiscal 1993.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

PRECISION PRODUCTS DIVISION

General
         The Precision Products Division produces a variety of small, thin wire computer subassemblies which cannot be economically produced by its customers. Manufacture of these products often involves use of such specialized tasks as miniature wire processing, insulation removal, precision miniature welding, metal-to-metal bonding, chemical bonding, epoxy encapsulation and high-resolution optical inspection. These products are manufactured pursuant to individual customer orders and specifications.

Existing Products
         The principal product of the Precision Products Division is a fine wire lead assembly. Lead assembly sales constituted approximately 90% of the consolidated revenues from continuing operations during the past three fiscal years. No other product constituted more than 5% of the Company's consolidated revenues.

         Lead assemblies are fine twisted magnet wires that are attached to thin film heads which read or write the information on the disk in a computer disk drive assembly. In order to produce a lead assembly, a portion of the fine magnet wire must be stripped of its insulation. Precision Products developed technology and processes which enables it to strip extremely fine magnet wire without damaging the wire's gold plating. This process utilizes a laser to strip the insulation. The Division also began shipping production levels of lead wire assemblies for Magneto Resistive(MR) disk drive heads. These leads are similar to thin film head leads except for the smaller size and the use of four wires instead of two.

INNOMEDICA

General
         InnoMedica provides pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry. The division also manufactures other customized medical products and customized development work for OEM manufacturers. Manufacture of these products utilizes silicone rubber molding, similar and dissimilar metal laser welding, product fabrication and miniature product assembly. Products may be either proprietary or made to customer specifications.

Existing Products
         The Division's primary products are proprietary leads and adapters for implantable bradycardia pacing systems and catheters for OEM manufacturers.

ICONOVEX

General
         Iconovex was established to market and further develop a technologically advanced software product line which prepares indexes and abstracts of electronically stored information. The core software utilizes syntactical analysis to recognize meanings and relationships among words and phrases in order to prepare indexes and abstracts of documents. Syntactical analysis is more accurate than conventional Boolean search systems that only recognize specific words. This core software may be adapted for use in a large number of applications through the development of appropriate interfaces.

Existing Products
         AnchorPage, the division's primary product to date, is a hypertext indexing and abstracting program for use on the Internet World Wide Web. This product, which was released in July 1995, prepares automatic abstracts from complex electronic data and facilitates the user's ability to locate information through the use of hypertext links. Another product, Indexicon, is an automated indexing program for word-processing applications. Other variations of the software are being developed for use by personal computer users, electronic media publishers, and on-line system providers and users.

RESEARCH AND DEVELOPMENT

         The Company continually engages in research, development and engineering activities. The Company's goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 1995, 1994 and 1993, the Company spent approximately $699,000, $462,000 and $316,000, respectively, on research and development. The engineering effort is being focused on automating more of the lead wire assembly manufacturing process, developing products and processes for medical device customers and developing software products to utilize the purchased document storage retrieval and management technology.

         The Company expects to continue its past practice of acquiring new technology from outside sources through the payment of cash, Company stock and royalties.

MARKETING AND CUSTOMERS

         The Company markets a line of products directly to the magnetic head industry worldwide. With the proliferation of high end personal computers and the associated requirement for increased storage capacity, the market for disk drive heads has grown dramatically in recent years. Innovex has benefited from early entry into this market. This, coupled with the Company's reputation for high standards of quality and innovative manufacturing processes, has established Innovex, Inc. as the predominant supplier of lead wire assemblies for the industry.

         A significant percentage of the products offered by the Company are utilized as a component of a thin film disk drive head. Thin film heads continue to be a mainstay of magnetic head technology. Significant growth has been witnessed in the thin film segment of this market in the past six years and continued growth is forecasted for 1996. The Company has established sales with virtually every manufacturer of thin film heads in the world. The next generation of disk drive technology is expected to use magneto restrictive (MR) technology. The Company is positioning itself for the emergence of MR technology by making prototypes and initial production runs for the manufacturers developing MR technology. The Company's principal customers for lead assemblies, each accounting for over 10 percent of the Company's consolidated net sales in at least one of the last three years are Applied Magnetics, Lafe/Quantum, Read-Rite, Seagate and Yamaha. See Note J of Notes to Consolidated Financial Statements for additional information.

BACKLOG

         The backlog for the Company's continuing operations was $10,950,000, $5,302,000 and $2,980,000 at September 30, 1995, 1994 and 1993, respectively.
Any backlog for portions of the Company which are treated as discontinued operations are not included in these amounts.

         Backlog is defined by the Company as firm orders which are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 1995 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

COMPETITION

         Although there are a large number of companies engaged in the production of components for the disk drive industry, the products offered by the Company are relatively unique and currently are produced by a limited number of competitors. The Company believes that it has the technical capability and the manufacturing capacity to retain market leadership. In response to the expected growth in the disk drive market, current manufacturers are expanding capacity and additional manufacturers may enter the market. The purchasing decision for the components produced by the Company are based on quality, on-time delivery and price. Although the barriers to market entry by new competitors are not insurmountable, the Company believes that it is well positioned to compete due to its efficient production process, capital investment in automation equipment and access to low cost labor.

EMPLOYEES

         At September 30, 1995, the Company had 487 employees as compared to 405 at September 30, 1994. The Company considers its employee relations to be good.

PATENTS

         Certain equipment, processes, information and knowledge generated by the Company and utilized in its products and their manufacturing processes, are regarded as proprietary by the Company and are believed to be prosecutable by applicable trade secret and unfair competition laws rather than through patents. However, the Company believes it could derive a competitive advantage from patents which may be granted on products currently under development. The Company also holds several medical device patents acquired with the purchases of the Daig Corporation and Possis Medical Inc. pacemaker lead wire product lines. The Company files patent applications on its products as deemed necessary.

MANUFACTURING AND SOURCES OF SUPPLY

         Although each of the Company's Precision Product Division products are manufactured in a different fashion, they all require several processes to ensure the high degree of precision and process control necessary to meet customer tolerance and other requirements. The Company has devoted a significant amount of time and expense to the development of certain sophisticated manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. To further enhance its capabilities, the Company has developed and is continuing to improve an automated lead-wire forming laser-based process for the production of lead-wire assemblies. This process, which produces a superior product and has reduced manufacturing costs over traditional processes, may also be utilized to manufacture the next generation MR lead wire assemblies. A complete quality control program has been established for production procedures to ensure product specifications are met. As part of this program, the Company has implemented computerized statistical process control ("SPC") which enables machine operators to continually monitor and control production processes.

         Raw material used by the Company is generally available from several suppliers. Although the Company does not anticipate any supply shortages or interruptions, it is seeking to lessen its dependence on existing suppliers by expanding alternative supply sources. The Company has not experienced any significant problem in obtaining its required supplies.

         The Company's manufacturing operations are conducted at plants in Hopkins, Montevideo and Bloomington, Minnesota. See "Properties." The Company also utilizes subcontractors in Thailand for some fine wire assembly.

ITEM 2.  PROPERTIES

         The Company's executive offices and certain of the Precision Products Division production facilities and laboratories are located in a 30,000 square foot facility in Hopkins, Minnesota. The building was purchased in 1993 and collateralizes a note used to finance the building. The note has a remaining principal balance of $630,000 at September 30, 1995.

         The Company also owns adjacent 30,000 and 20,000 square foot manufacturing facilities in Montevideo, Minnesota which are utilized by the Precision Products Division. A portion of the costs to construct and expand these facilities was financed through bank financing and public development funds. The financing notes, which are collateralized by the buildings and manufacturing equipment, have a remaining principal balance of $651,000 at September 30, 1995.

         Effective December 1993, the Company leased a 10,500 square foot office and manufacturing facility in Bloomington, Minnesota to be utilized by the Company's InnoMedica operation. The Company pays annual rent of approximately $72,000 under the lease which expires in December 1996.

         In March 1995, the Company leased a 7,300 square foot office in Bloomington, Minnesota for its Iconovex operation. The Company pays $92,000 annually under the lease which expires on April 7, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to, and none of its property is the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

Name                                Age              Position

Thomas W. Haley                     59               Chairman, Chief Executive Officer and Director of the Company

Dale R. Johnson                     60               Executive Vice President and Chief Operating Officer

William P. Murnane                  33               Vice President for Corporate Development

Allan J. Chan                       45               Vice President and General Manager of Precision Products Division

Douglas W. Keller                   37               Corporate Controller


         Mr. Haley served as President of the Company from 1972 to 1988. Since October 1988, Mr. Haley has held the position of Chief Executive Officer. He has been a Director and Chairman of the Company since its inception in 1972.

         Mr. Johnson was named Executive Vice President and Chief Operating Officer in April 1995. Prior to that he has served as Vice President and General Manager of Innovex Precision Products Corporation since June 1985. In February 1989 Mr. Johnson's title was changed to Vice President and General Manager of the Disk Drive Market Group. From June 1984 to June 1985, he was self-employed. From July 1982 to June 1984, he was Manager of Product Consultants for Comserv Corporation, Eagan, Minnesota where he was involved in the design of computerized manufacturing information systems. For the three years prior to that time he was Operations Manager for a division of Dana Corporation which manufactured electric motors in Osseo, Minnesota.

         Mr. Murnane joined the Company in July 1995 as Vice President for Corporate Development. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten year career at United Parcel Service.

         Mr. Chan joined the Company in June 1988 as Director of Sales and Marketing for the Precision Products Division. In October 1990 Mr. Chan was promoted to Vice President of Sales and Marketing of the Precision Products Division. In 1991 his responsibilities were expanded to include manufacturing. In May 1995, he was promoted to Vice President and General Manager of Precision Products Division. Prior to joining Innovex, Mr. Chan was the Director of Sales and Marketing for Braemar Computer Corporation a division of Carlysle Corporation.

         Mr. Keller joined the Company in January 1990 as Corporate Controller. In May 1992, Mr. Keller was made an officer of the corporation. From July 1988 to January 1990, Mr. Keller was Manager of Financial Accounting and Tax for UFE, Inc., a manufacturer of injection molded plastic components. From 1983 to 1988, Mr. Keller was a Senior Auditor for the Pillsbury Company. From 1980 to 1983, he was a Senior Accountant with Deloitte Haskins & Sells, a CPA firm.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK INFORMATION

The Company's common stock is traded in the over-the-counter market under the symbol "INVX." The table below sets forth the high and low closing sale prices as reported by NASDAQ. As of November 13, 1995, the Company had 490 shareholders of record. The Company paid an initial dividend of $.033 per share in February 1993 and has paid quarterly dividends since that time. Dividends of $.04 have been paid for the most recent three quarters. The Company's intention is to continue this policy.

Price Range of Common Stock              1995                      1994
Fiscal Years                         High     Low               High     Low
--------------------------------------------------------------------------------

First Quarter                       $11-1/8  $6                $8-7/8   $6
Second Quarter                       12-7/8   9-5/8             8-5/8    6-3/8
Third Quarter                        19-3/8   11-1/2            7-7/8    5-1/2
Fourth Quarter                       24-3/4   13-1/2            7-5/8    5


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five year period ended September 30, 1995. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

FIVE-YEAR FINANCIAL HIGHLIGHTS

Years ended September 30,      1995          1994          1993          1992         1991
----------------------------------------------------------------------------------------------
Net sales                  $50,193,952   $30,564,009   $26,596,997   $17,717,556   $15,803,197
Income from continuing
   operations               10,029,387     3,515,283     3,657,066     1,108,187       266,434
Net income                  10,029,387     3,515,283     3,668,114       112,963       662,386
Income per share from
   continuing operations
      Primary                    $1.40         $0.52         $0.55         $0.17         $0.04
      Fully diluted              $1.39         $0.52         $0.55         $0.17         $0.04
Net income per share
      Primary                    $1.40         $0.52         $0.55         $0.02         $0.10
      Fully diluted              $1.39         $0.52         $0.55         $0.02         $0.10
Cash dividends per share        $0.157        $0.143         $0.10            --            --
Total assets                41,283,483    29,934,424    26,585,276    22,602,307    21,918,047
Long-term debt               1,172,798     1,532,140     1,882,817       890,646     1,026,589
Stockholders' equity        36,029,173    24,716,307    22,247,931    18,722,208    18,600,480



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company reported income from continuing operations of $10,029,000, primary net income per share of $1.40 and fully diluted income per share of $1.39 for the fiscal year ended September 30, 1995. This compares to net income of $3,515,000, and income per share of $0.52 in fiscal 1994 and $3,657,000, or $.55 per share in 1993. Fiscal 1995 benefited from an increase in net sales due to strong demand for disk drive lead wire assemblies as compared to both fiscal 1994 and 1993. The increase in sales volume in fiscal 1995 allowed the Company to utilize its equipment and facilities more efficiently and did not require a pro rata increase in other costs. The level of operating expenses incurred to develop the Iconovex and InnoMedica divisions continued to increase in fiscal 1995 as compared to 1994. Initial spending on these two divisions began in 1994. Although the revenue generated by these two divisions in 1995 increased over 200% from 1994, it continued to make up less than 10% of the Company's total revenue. These two new divisions did not generate revenue prior to 1994. These two divisions are expected to continue to grow and to become a more significant portion of the Company's operations in the future.

RESULTS OF OPERATIONS

NET SALES. Net sales for fiscal 1995 were $50,194,000, an increase of 64% from $30,564,000 in 1994 and also up from $26,597,000 in 1993. Sales growth in 1995 and 1994 was generated primarily by increased shipments of lead wire assemblies for the disk drive industry as has been the trend for the past five years. Disk drive industry demand for lead wire assemblies increased significantly throughout the fiscal year and is expected to remain strong in fiscal 1996. The Company expects to post record sales in fiscal 1996 based on disk drive industry projections. A growing portion of these sales should be from lead wire assemblies for magneto resistive(MR) disk drive heads. MR disk drives are deemed to be the next level of technological advancement for the disk drive industry.

Net sales from Iconovex and InnoMedica, while they increased over 200% in 1995 over 1994, made up less than 10% of the Company's total revenue. These sales are expected to continue to grow in fiscal 1996 and to represent a larger portion of the Company's total revenue in the future. Export sales accounted for 79% of the Company's revenue as compared to 78% for 1994 and 70% for 1993, reflecting the high level of lead wire assembly shipments to disk drive manufacturers in Japan and other pacific rim countries.

GROSS MARGIN. The Company's gross profit margin rose to 43.0% in fiscal 1995 from 33.0% in 1994 and 32.8% in 1993. The gross margin increase during 1995 reflected the strong sales growth which resulted in more efficient use of the Company's investment in equipment and manufacturing automation technology and the increased utilization of Thailand subcontractors for labor intensive processes. The high sales volume and increased efficiency of the manufacturing process allowed the Company to maintain strong margins even while responding to pricing pressures in the market. This gross margin increase continued the trend which began in fiscal 1994 where the gross margins rose steadily throughout the year reflecting increasing sales volume and strengthened manufacturing efficiencies after the margins had dropped in the fiscal 1993 fourth quarter and the first quarter of 1994 due to a temporary sales slow down. Although there will be continued pricing pressure, gross margins are expected to remain strong due to increases in volume and continued cost reductions resulting from manufacturing efficiencies and engineering innovation.

OPERATING EXPENSES. Selling, general and administrative expenses decreased to 9.4% as a percent of net sales in 1995 as compared to 12.1% in 1994 and 9.6% in 1993. The decrease in 1995 is primarily due to the increased level of disk drive lead wire sales which more than offset the increase in operating expenses related to growing Iconovex and InnoMedica, the two new divisions which began operations in fiscal 1994. The increase in selling, general and administrative expenses in 1994 over 1993 was also due to spending at Iconovex and InnoMedica as these divisions were new in fiscal 1994. These operations made only modest contributions to revenue in 1995 and 1994 but are expected to generate significantly improved revenues during 1996.

Engineering expense increased to 4.9% of net sales in fiscal 1995 from 4.7% in 1994 and 2.8% in 1993. The increase in engineering spending in fiscal 1995 corresponded to the increase in sales over 1994. The spending increase encompassed all divisions. Precision Products increased spending with continued efforts to develop new products, further automate the manufacturing process and develop material alternatives. Iconovex increased its product development spending and InnoMedica increased spending on product development and manufacturing process improvements. Increases in engineering expenses in 1994 over 1993 were related to the same objectives.

Interest income increased significantly to $789,000 in fiscal 1995 from $453,000 and $241,000 in 1994 and 1993, respectively. These increases in the last two years correspond to the increases in cash and short-term investments in both 1995 and 1994. Interest expense decreased to $125,000 in 1995, from $139,000 in 1994 and increased from $107,000 in 1993.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes was $14,818,000 for fiscal 1995 as compared to $5,157,000 for 1994 and $5,553,000 for 1993. As a percent of net sales, income from continuing operations before income taxes was 29.5% for 1995 as compared to 16.9% and 20.9% for 1994 and 1993, respectively. The increase in 1995 over both 1994 and 1993 was due to the large increase in lead wire assembly sales and the corresponding strong gross margins. The decrease in 1994 from 1993 was due to the costs incurred at the two new divisions which made only modest contributions to revenue during 1994. Operating income from all divisions should improve in fiscal 1996. Precision Products is expected to have increased sales due to disk drive industry projected demand increases. Iconovex and InnoMedica should show improvements as their products become more established.

PROVISION FOR INCOME TAXES. The Company's effective tax rate of 32.3% in fiscal 1995 increased from 31.8% in 1994 and decreased from 34.1% in 1993. The decrease in tax rates in 1995 and 1994 from the 1993 rate is primarily attributable to an increase in the Company's Foreign Sales Corporation tax benefit as a result of the increased level of foreign sales.

INCOME FROM DISCONTINUED OPERATIONS. The Company realized income from discontinued operations (Photo Equipment Market Group and Mar Engineering) of $11,000 in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $9,398,000 to $22,514,000 at September 30, 1995. Net cash provided by operating activities increased in 1995 to $12,425,000 from $6,027,000 in 1994 and $5,058,000 in 1993. The increase in the Company's September 30, 1995 cash and short-term investments and fiscal 1995 cash flow from operating activities was primarily due to the Company's improved operating results related to the increased demand for lead wire assemblies. The increase in cash flow from operations from 1993 to 1994 was primarily due to a higher level of non-cash expenses in 1994 as compared to 1993.

Accounts receivable at September 30, 1995 increased by $1,065,000 from the prior year due to the increased level of sales in 1995 as compared to 1994.

Working capital rose by $10,735,000 to $28,362,000 at September 30, 1995. The Company's current ratio was 8.33 to 1 at fiscal 1995 year-end, compared to 6.24 to 1 at the end of fiscal 1994.

Net property, plant and equipment increased by $337,000 to $7,068,000 at September 30, 1995 as fixed asset purchases were primarily offset by depreciation expenses for the year. Intangible and other assets decreased $228,000 to $1,984,000 at September 30, 1995. Amortization expenses were partially offset by payments made in 1995 related to the Company's purchase of the Possis Medical, Inc. pacemaker lead wire product line in fiscal 1994. Software development costs related to the Iconovex software products were also capitalized during fiscal 1995.

Long-term debt, net of current maturities, decreased by $359,000 to $1,173.000 at September 30, 1995. The ratio of long-term debt to stockholders' equity was
 .03 at September 30, 1995, compared to .06 at the end of fiscal 1994.

Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL DATA
                                                                   Page
Report of Independent Certified Public Accountants                  11

Consolidated Balance Sheets at September 30, 1995 and 1994          12

Consolidated Statements of Operations for each of the three years
     in the period ended September 30, 1995                         13

Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended September 30, 1995             14

Consolidated Statements of Cash Flows for each of the three years
     in the period ended September 30, 1995                         15

Notes to Consolidated Financial Statements                         16-22

Quarterly Financial Data (unaudited)                                23




Report of Grant Thornton LLP
Independent Certified Public Accountants


Board of Directors and Stockholders
Innovex, Inc.


We have audited the accompanying consolidated balance sheets of Innovex, Inc. (a Minnesota Corporation) and subsidiaries as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes A2 and A7 to the consolidated financial statements, effective October 1, 1993, the Company changed its method of accounting for certain investments in debt and equity securities and for income taxes.



                                                          \s\ Grant Thornton LLP

Minneapolis, Minnesota
October 26, 1995



CONSOLIDATED BALANCE SHEETS
INNOVEX, INC. AND SUBSIDIARIES

                                                          September 30
ASSETS                                                 1995          1994
--------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                      $ 7,384,298   $ 1,719,587
     Short-term investments                          15,130,000    11,396,797
     Accounts receivable, less allowance for
          doubtful accounts of
          $265,000 (1994 - $220,000)                  5,787,282     4,722,091
     Inventories                                      2,191,345     1,782,156
     Other                                            1,738,438     1,370,981
                                                    -----------   -----------
            Total current assets                     32,231,363    20,991,612

Property, plant and equipment - at cost:
     Land and land improvements                         456,851       458,166
     Buildings and leasehold improvements             3,144,669     2,868,171
     Machinery and equipment                          8,484,536     6,857,189
     Office furniture and fixtures                    1,338,727       968,525
                                                    -----------   -----------
                                                     13,424,783    11,152,051
     Less accumulated depreciation                    6,356,907     4,421,439
                                                    -----------   -----------
           Net property, plant and equipment          7,067,876     6,730,612

Intangible and other assets, net of accumulated
     amortization of $1,008,000 (1994 - $186,000)     1,984,244     2,212,200
                                                    -----------   -----------
                                                    $41,283,483   $29,934,424
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

Current liabilities:
     Current maturities of long-term debt           $   358,000   $   350,300
     Accounts payable                                 1,486,154     1,019,896
     Accrued compensation                             1,570,983     1,190,558
     Income taxes payable                                60,360       107,187
     Other accrued liabilities                          393,870       697,019
                                                    -----------   -----------
          Total current liabilities                   3,869,367     3,364,960

Long-term debt                                        1,172,798     1,532,140

Other long term liabilities                             212,145       321,017

Stockholders' equity:
     Common stock, $.04 par value;
          15,000,000 shares
          authorized, 7,062,127 shares
          issued and outstanding
          (1994 - 6,785,202)                            282,485       180,939
     Capital in excess of par value                   8,930,301     6,865,574
     Retained earnings                               26,816,387    17,669,794
                                                    -----------   -----------
          Total stockholders' equity                 36,029,173    24,716,307
                                                    -----------   -----------
                                                    $41,283,483   $29,934,424
                                                    ===========   ===========

The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
INNOVEX, INC. AND SUBSIDIARIES
                                                                          For the years ended September 30,
                                                                        1995            1994            1993
---------------------------------------------------------------------------------------------------------------
NET SALES                                                          $ 50,193,952    $ 30,564,009    $ 26,596,997

COST AND EXPENSES:
     Cost of sales                                                   28,630,985      20,472,507      17,873,464
     Selling, general and administrative                              4,726,920       3,695,091       2,550,833
     Engineering                                                      2,464,242       1,428,442         740,546
     Interest expense                                                   124,673         138,874         107,203
     Interest income                                                   (789,392)       (453,152)       (241,242)
     Other expense                                                      218,137         124,964          13,127
                                                                   ------------    ------------    ------------
                                                                     35,375,565      25,406,726      21,043,931
                                                                   ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                                                    14,818,387       5,157,283       5,553,066

Provision for income taxes                                           (4,789,000)     (1,642,000)     (1,896,000)
                                                                   ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                    10,029,387       3,515,283       3,657,066
                                                                   ------------    ------------    ------------

INCOME FROM DISCONTINUED OPERATIONS
        net of applicable income tax provision
        of $186,000                                                          --              --          11,048
                                                                   ------------    ------------    ------------

NET INCOME                                                         $ 10,029,387    $  3,515,283    $  3,668,114
                                                                   ============    ============    ============

PRIMARY INCOME PER SHARE:
     Continuing operations                                         $       1.40    $       0.52    $       0.55
     Discontinued operations                                                 --              --              --
                                                                   ------------    ------------    ------------
         Net                                                       $       1.40    $       0.52    $       0.55
                                                                   ============    ============    ============

FULLY DILUTED INCOME PER SHARE:
     Continuing operations                                         $       1.39    $       0.52    $       0.55
     Discontinued operations                                                 --              --              --
                                                                   ------------    ------------    ------------
         Net                                                       $       1.39    $       0.52    $       0.55
                                                                   ============    ============    ============

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     Primary                                                          7,160,753       6,779,394       6,682,887
                                                                   ============    ============    ============
     Assuming full dilution                                           7,227,684       6,779,394       6,682,887
                                                                   ============    ============    ============

The accompanying notes are an integral part of these statements



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INNOVEX, INC. AND SUBSIDIARIES
                                                                             Capital in                        Total
                                                                Common        Excess of        Retained     Stockholders'
For the years ended September 30, 1995, 1994 and 1993            Stock        Par Value        Earnings        Equity
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 1992                                   $    176,313    $  6,216,700    $ 12,329,195   $ 18,722,208

Shares issued through exercise of stock options                     3,890         391,576                        395,466
Tax benefits derived from stock option plans                                      133,000                        133,000
Dividends paid ($0.10 per share)                                                                 (670,857)      (670,857)
Net income                                                                                      3,668,114      3,668,114
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1993                                     180,203       6,741,276      15,326,452     22,247,931

Shares issued through exercise of stock options                       736          80,298                         81,034
Tax benefits derived from stock option plans                                       44,000                         44,000
Dividends paid ($0.143 per share)                                                                (971,941)      (971,941)
Unrealized loss on available for sale securities                                                 (200,000)      (200,000)
Net income                                                                                      3,515,283      3,515,283
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1994                                     180,939       6,865,574      17,669,794     24,716,307

Shares issued through exercise of stock options                     8,460       1,082,351                      1,090,811
Tax benefits derived from stock option plans                                    1,076,000                      1,076,000
Dividends paid ($0.157 per share)                                                              (1,082,794)    (1,082,794)
Change in unrealized loss on available-for-sale securities                                        200,000        200,000
Three-for-two stock split including $538 paid for
    fractional shares                                              93,086         (93,624)                          (538)
Net income                                                                                     10,029,387     10,029,387
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                                $    282,485    $  8,930,301    $ 26,816,387   $ 36,029,173
                                                             ============    ============    ============   ============




The accompanying notes are an integral part of these statements.





CONSOLIDATED STATEMENTS OF CASH FLOWS
INNOVEX, INC. AND SUBSIDIARIES
                                                               For the years ended September 30,
                                                            1995             1994            1993
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $ 10,029,387    $  3,515,283    $  3,668,114
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                         3,077,366       1,962,057       1,282,611
     Deferred income taxes                                  (190,050)        (67,447)         46,000
     Discontinued operations                                      --              --        (899,200)
     Other non-cash items                                   (188,547)        248,834           9,153
     Changes in operating assets and liabilities:
        Accounts receivable                               (1,065,191)     (1,271,206)      2,002,975
        Inventories                                         (409,189)        614,604        (630,784)
        Other current assets                                (527,940)         77,302         (77,801)
        Accounts payable                                     466,258         483,048        (603,673)
        Other liabilities                                    203,937         467,348         465,701
        Income taxes payable                               1,029,173          (3,255)       (205,149)
                                                        ------------    ------------    ------------
Net cash provided by operating activities                 12,425,204       6,026,568       5,057,947

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                 (2,964,212)     (1,838,469)     (3,703,013)
     Product line acquisitions                              (310,698)     (1,985,703)       (300,000)
     Proceeds from sale of assets                              2,875       2,850,850       4,029,599
     Purchase of held-to-maturity securities             (16,700,000)     (6,513,661)     (4,705,000)
     Purchase of available-for-sale securities                    --      (2,783,125)     (2,465,011)
     Maturities of held-to-maturity securities             7,820,000       4,755,000         950,000
     Sale of available-for-sale securities                 5,735,705              --              --
                                                        ------------    ------------    ------------
Net cash (used in) investing activities                   (6,416,330)     (5,515,108)     (6,193,425)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                   (351,642)       (193,577)       (250,061)
     Proceeds from exercise of stock options               1,090,811          81,034         395,466
     Proceeds from borrowings                                     --              --         700,000
     Dividends and stock split fractional shares paid     (1,083,332)       (971,941)       (670,857)
                                                        ------------    ------------    ------------
Net cash provided by (used in) financing activities         (344,163)     (1,084,484)        174,548
                                                        ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents           5,664,711        (573,024)       (960,930)
Cash and cash equivalents at beginning of year             1,719,587       2,292,611       3,253,541
                                                        ------------    ------------    ------------
Cash and cash equivalents at end of year                $  7,384,298    $  1,719,587    $  2,292,611
                                                        ============    ============    ============


SUPPLEMENTAL DISCLOSURES:
Cash paid for interest was $118,000, $139,000 and $107,000 in 1995, 1994 and
1993, respectively.

Income tax payments were $3,947,000, $1,719,000 and $1,741,000 in 1995, 1994 and
1993, respectively.

Tax benefits derived from stock option plans totaling $1,076,000, $44,000 and $133,000 in 1995, 1994 and 1993, respectively, were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

During 1993, the Company financed the $750,000 acquisition of a permanent pacemaker lead product line through a $150,000 cash payment and future payments of $600,000.

During 1994, the Company reduced the carrying value of short-term investments, of which $315,000, less $115,000 of deferred income taxes, was reflected as a reduction of stockholders' equity. This reduction was reversed in 1995.

The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES
September 30, 1995, 1994 and 1993

NOTE A. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company is a manufacturer of lead wire assemblies for disk drive heads. The Company also manufactures medical device components and software for document storage retrieval and management. Company customers are located throughout the United States and the pacific rim.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. At September 30, 1995, cash equivalents of approximately $5,000,000 were invested in one money market fund.

The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS #115) "Accounting for Certain Investments in Debt and Equity Securities" during fiscal 1994. Under SFAS #115, debt and equity securities are classified in three categories: trading securities, available-for-sale securities, and held-to-maturity securities. Trading securities are measured at fair value, with unrealized holding gains and losses included in income. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in stockholders' equity. Held-to-maturity securities are carried at amortized cost. The Company uses the specific identification method in determining realized gains and losses.

3. ACCOUNTS RECEIVABLE - The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses.

4. INVENTORIES - Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

5. PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated service lives ranged from 2 to 30 years for buildings and leasehold improvements, from 2 to 7 years for machinery and equipment and from 3 to 7 years for office furniture and fixtures.

6. INTANGIBLE AND OTHER ASSETS - Intangible assets include goodwill, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives which range from three to fifteen years. Management reviews the valuation and amortization of goodwill on an ongoing basis. As part of this review, management estimates the value and future benefits of the net income to be generated by the product lines acquired to determine that no impairment of goodwill has occurred.

Computer software development costs are capitalized, when applicable, to the extent they are incurred after the technological feasibility of the software has been determined and until the software is available for general release to customers. These costs are then amortized on a per unit sold basis or the straight-line method over the remaining estimated economic life of the product, whichever amount is greater. Unamortized capitalized software costs were $1,089,000 and $1,120,000 as of September 30, 1995 and 1994, respectively.
Capitalized software costs of $314,000 and $42,000 were amortized during the fiscal years ending September 30, 1995 and 1994, respectively.

7. INCOME TAXES - Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The impact on the Company's operating results was not significant. Under the new standard, deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. The deferred income tax expense or benefit results from a change in the deferred tax assets and liabilities recorded. Prior to 1994, the Company recognized deferred income taxes based on the timing differences between financial and income tax reporting.

8. INCOME PER SHARE - Income per share is computed based on the weighted average number of shares of common stock and common stock equivalents, when dilutive, outstanding during the year. All share and per share information throughout the financial statements have been restated to reflect the three-for-two stock split distributed on May 31, 1995.

9. RECLASSIFICATIONS - Certain of the 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

10. REVENUE RECOGNITION - Sales are recorded at the time of shipment and provision for anticipated returns, net of exchanges, is recorded based on historical experience.

11. RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) in March 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management has not determined when the Company will adopt this new standard nor have they determined what impact, if any, this standard will have on the Company's consolidated financial statements.


NOTE B. - DISCONTINUED OPERATIONS
The financial statements are presented to segregate the effects of the photo equipment group and Mar Engineering which were treated as discontinued operations.

Photo Equipment Group-
Effective November 29, 1992, the Company sold the operating assets and liabilities of the photo equipment group, excluding trade accounts receivable, to Lucht Acquisition Corp. (LAC), an unrelated third party. The Company received approximately $4,000,000 in cash and a 40 percent ownership interest in LAC. The Company sold its equity interest in LAC on November 1, 1993 for $2,850,000 in cash. From November 29, 1992 through September 30, 1993, the Company accounted for its investment in LAC under the equity method of accounting by recording its proportionate share of LAC's income subject to the total investment not exceeding its net realizable value of $2,850,000. Net sales of the photo group were $1.4 million for the two months ended November 29, 1992.

Mar Engineering-
In Fiscal 1992, the Company discontinued its Mar Engineering operation. A portion of the Mar assets was sold to a former employee of the Company on September 18, 1992 for proceeds aggregating $600,000. Most of the remaining assets were sold in fiscal 1993.
Net sales of the Mar Engineering discontinued operations were $339,000 in 1993.

The income from discontinued operations consists of the following for the year ended September 30, 1993:

Income (loss) from discontinued operations:
     Photo Equipment Group Operations   $ 260,000
     Mar Engineering Operations           (62,952)
     Tax Provision                       (186,000)
                                        ---------
Income from discontinued operations     $  11,048
                                        =========



NOTE C. - SHORT-TERM INVESTMENTS
The amortized cost, adjusted for recognized permanent impairment losses, unrealized gains and losses, and fair values of the Company's available-for-sale and held-to-maturity securities at September 30, 1995 and 1994 are summarized as follows (thousands of dollars):

                                                        Gross      Gross
                                            Amortized Unrealized Unrealized  Fair
                                               Cost     Gains     Losses     Value
                                              -------   -------   -------   -------
September 30, 1995
Held-to-maturity securities:
     Municipal obligation bonds               $15,130        --   $    11   $15,119
                                              =======   =======   =======   =======

September 30, 1994
Available-for-sale securities:
     Adjustable rate term trusts              $ 1,849        --   $   183   $ 1,666
     Adjustable rate bond mutual fund           2,076        --       132     1,944
     Bond mutual funds                          1,537        --        --     1,537
                                              -------   -------   -------   -------
                                              $ 5,462        --   $   315   $ 5,147
                                              =======   =======   =======   =======
Held-to-maturity securities:
     Municipal obligation bonds               $ 4,500   $    13        --   $ 4,513
     Auction rate municipal preferred stock     1,750        --        --     1,750
                                              -------   -------   -------   -------
                                              $ 6,250   $    13        --   $ 6,263
                                              =======   =======   =======   =======


As of September 30, 1995, all of the short-term investments held by the Company were classified as held-to-maturity securities, substantially all of which had maturities within one year. Sales of available-for-sale securities during fiscal 1995 of $5,736,000 resulted in the realization of a $278,000 loss. Of this loss, $218,000 was recognized in fiscal 1995. The Company's unrealized holding loss on available-for-sales securities at September 30, 1994, was $375,000, of which $315,000 was reported in equity, less $115,000 of deferred taxes. The remaining $60,000 of the loss was considered a permanent impairment of the available-for-sale securities and recorded as a loss in fiscal 1994. The Company did not hold any available-for-sale securities at September 30, 1995 and did not hold any trading securities during fiscal 1995 and 1994.


NOTE D. - INVENTORIES
Inventories are comprised of the following at September 30:

                                                     1995              1994
-----------------------------------------------------------------------------
Raw materials and purchased parts                $  938,741        $  856,927
Work-in-process and finished goods                1,252,604           925,229
                                                  ---------        ----------
                                                 $2,191,345        $1,782,156
                                                 ==========        ==========




NOTE E. - LONG-TERM DEBT
Long-term debt consists of the following at September 30:

                                                           1995              1994
-----------------------------------------------------------------------------------
Industrial development revenue note (a)                $   49,802        $   70,447
Mortgage obligation (b)                                   172,195           189,726
Installment promissory notes (c)                          162,872           178,040
Industrial development revenue note (d)                   265,945           285,091
Mortgage obligation (e)                                   629,984           659,136
Purchase agreement installments (f)                       250,000           500,000
                                                     ------------      ------------
                                                        1,530,798         1,882,440

Less current maturities                                   358,000           350,300
                                                     ------------      ------------
                                                       $1,172,798        $1,532,140
                                                     ============      ============

Long-term debt obligations (a) through (e) were used to finance expansions of the Montevideo manufacturing facilities and the purchase of the Hopkins facility and are collateralized by those facilities and certain assets at those facilities.

a. The note, due December 1997, is payable over fifteen years in monthly installments with interest adjusted quarterly to 75 percent of the Federal National Mortgage Association rate. The effective interest rates at September 30, 1995 and 1994, were 6.62% and 7.02%, respectively.

b. The note, due January 2003, is payable in monthly installments with interest at a fixed rate of 7% until January 1998 when the outstanding balance will be renewed at a rate of 1% over the prime rate.

c. The notes, due October 2003 and May 2004, are payable over fifteen years in monthly installments, with interest at a fixed rate of 5%.

d. The note is payable in monthly installments and matures in January 2005. The interest rate is currently fixed at 6.75% and will be adjusted to 1.75% below the reference interest rate in December 1999.

e. The note is payable in monthly installments and matures in March 2008. The interest rate is currently fixed at 7.5% and will be adjusted to 1.5% over the prime rate in February 1998 and 2003.

f. The purchase agreement installments relate to the purchase of a pacemaker lead and adapter product line. The balance of $250,000 is payable in March 1996 with interest at a fixed rate of 6%.

Aggregate maturities of long-term debt for the next five years are as follows:
1996 - $358,000; 1997 - $118,300; 1998 - $103,700; 1999 - $107,500; 2000 -
$117,200; thereafter - $726,098.


NOTE F. - STOCKHOLDERS' EQUITY
Stock Split -
On May 3, 1995, the Company's Board of Directors declared a three-for-two split of the Company's common stock and increased the authorized shares from 10,000,000 to 15,000,000. The additional shares were distributed on May 31, 1995 to stockholders of record on May 16, 1995. All share and per share information throughout the financial statements have been restated to reflect this split.

Stock Option Plans -
The Company's 1983 Incentive Stock Option Plan provided for the issuance of 540,000 shares of common stock. As of September 30, 1995, no more options may be granted under this plan. Exercise of options granted under this plan is conditioned upon the grantee's continued employment by the Company. The Company's 1987 Employee Stock Option Plan provides for the issuance of 375,000 shares of common stock. Options granted under this plan may be qualified incentive or non-qualified stock options. The shareholders approved the Company's 1994 Stock Option Plan on March 7, 1995. This plan provides for the issuance of 300,000 shares of common stock. Options granted under this plan may be qualified incentive or non-qualified stock options. The exercise price of the incentive stock options must be equal to the stock's fair market value on the date of grant. The exercise price of the non-qualified stock options may be less than the fair market value on the date of grant at the discretion of the plan's administrative committee. No significant amount of compensation expense has been recorded in 1995, 1994 or 1993 under the above noted plans.

A summary of stock option transactions is as follows:

                                            Option price                                          Options
                                            range                       Options                   available
                                            per share                   outstanding               for grant
                                            ------------                -----------               ---------
Balance at October 1, 1992                                               400,640                   452,589

Granted                                     $0.667-$  4.50                93,027                   (93,027)
Exercised                                    0.667-   2.91              (145,862)
----------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                                            347,805                   359,562

Granted                                      0.667-   6.917              176,139                  (176,139)
Exercised                                    2.08-    4.50               (27,600)
Expiration of the 1983 Incentive Stock Option Plan                                                 (60,750)
----------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                                            496,344                   122,673

Approval of 1994 Stock Option Plan                                                                 300,000
Granted                                      0.667-   17.4375            306,871                  (306,871)
Forfeited                                    2.417-   6.917              (79,800)                   19,800
Exercised                                    0.667-   6.917             (276,960)                        -
----------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                            446,455                   135,602
                                                                       =========                 =========
Options exercisable at September 30, 1995   $0.667-$ 13.6975              71,155
                                                                       =========

The fiscal 1995 options granted include 120,000 options granted in fiscal 1994 which were subject to the shareholder approval of the 1994 Stock Option Plan on March 7, 1995.


NOTE G. - INCOME TAXES
The effective income tax rates on income from continuing operations differed from the federal statutory income tax rate as follows for the years ended September 30:
                                         1995       1994       1993
--------------------------------------------------------------------

Federal statutory rate                   34.0%      34.0%      34.0%
State income taxes, net of federal
   income tax benefit                     2.3        2.4        2.1
FSC benefit                              (5.6)      (6.8)      (1.5)
Other                                     1.6        2.2       (0.5)
                                       ------     ------     ------
                                         32.3%      31.8%      34.1%
                                       ======     ======     ======

Components of the provision for income taxes from continuing operations are as follows for the years ended September 30 (thousands of dollars):

                                       1995       1994       1993
-----------------------------------------------------------------------

Current:
     Federal                        $ 4,451    $ 1,523    $ 1,674
     State                              528        186        176
                                     ------     ------     ------
                                      4,979      1,709      1,850
Deferred                               (190)       (67)        46
                                     ------     ------     ------
                                    $ 4,789    $ 1,642    $ 1,896
                                     ======     ======     ======

Components of deferred tax expense from continuing operations are as follows for the year ended September 30, 1993 (thousands of dollars):

Accelerated depreciation                         $  16
Inventories                                          8
Receivables                                         (4)
Compensation and benefits                           27
Other                                               (1)
                                                 =====
                                                 $  46

Deferred tax assets (liabilities) are comprised of the following at September 30 (thousands of dollars):

                                       1995       1994
-----------------------------------------------------------

Current deferred tax assets:
     Inventories                     $  153     $  214
     Receivables                        126        102
     Compensation and benefits          100         81
     Investments                         --        137
     Other                               --          5
                                     ------     ------
                                     $  379     $  539
                                     ======     ======
Long term deferred tax
 liabilities - net:
     Accelerated depreciation        $ (172)    $ (246)
     Intangibles                         40        (75)
     Compensation                        46         --
                                     ------     ------
                                     $  (86)    $ (321)
                                     ======     ======

The deferred tax asset and liability are included in the financial statements as other current assets and other long-term liabilities. No valuation allowance was considered necessary for deferred tax assets at September 30, 1995 or 1994.


NOTE H. - RETIREMENT AND PROFIT-SHARING PLANS
The Company sponsors a retirement plan for all of its employees meeting minimum eligibility requirements. The plan is a 401(k) plan with Company matching contributions of 50% of the first 6% of employee contributions to the plan. Company contributions were approximately $198,000, $167,000 and $176,000 for the years ending September 30, 1995, 1994 and 1993, respectively.


NOTE I. - RESEARCH AND DEVELOPMENT COSTS
The Company incurred research and development costs of $699,000, $462,000 and $316,000 for the years ending September 30, 1995, 1994 and 1993, respectively.


NOTE J. - EXPORT SALES AND SIGNIFICANT CUSTOMERS
The Company has no foreign based operations; however, the Company utilizes subcontractors in Thailand for a portion of the fine wire assembly. The Company had aggregate export sales of $39,718,000, $23,766,000 and $18,488,000 for the years ending September 30, 1995, 1994 and 1993, respectively, principally to pacific rim customers.

Revenues from five customers made up a significant portion of the Company's sales from continuing operations during the years ending September 30:


                                             1995       1994       1993
-----------------------------------------------------------------------
     Customer A                               29%        31%        20%
     Customer B                               21%        24%        24%
     Customer C                               11%         9%         9%
     Customer D                               11%         8%         6%
     Customer E                               10%        10%         8%


NOTE K. - PRODUCT LINE ACQUISITIONS
During 1994, the Company purchased a software product line which prepares indexes and abstracts of documents stored in computer hard drives and CD/ROM systems for $835,600. The purchase agreement also requires the Company to pay a 15% royalty on product receipts up to a maximum of $4,500,000 and 7.5% of product receipts thereafter for a period of 5 years, subject to certain minimum royalty payment requirements necessary to maintain the exclusive rights to sell the product. The guaranteed minimum royalty payments for the calendar years ended December 31, 1995 through 1998 are as follows: $500,000 in 1995 and $715,000 in each of the years 1996 through 1998.

During 1994, the Company purchased a pacemaker lead wire product line consisting of inventory, equipment and certain technology for $1,100,000. The purchase agreement also required the Company to pay 75% of the product line gross revenues for one year. The Company capitalized these payments totaling $586,000 as goodwill when the amounts became payable.



QUARTERLY FINANCIAL DATA
(Unaudited)

                                          1st           2nd           3rd           4th
1995                                      Quarter       Quarter       Quarter       Quarter          Year
-------------------------------------------------------------------------------------------------------------
Net sales                                  $9,975,859   $11,692,830   $14,025,617   $14,499,646   $50,193,952
Gross profit                                3,886,818     4,903,343     6,265,596     6,507,210    21,562,967
Net income                                  1,556,513     2,182,826     2,954,692     3,335,356    10,029,387
Net income per share*
    Primary                                     $0.23         $0.31         $0.41         $0.46         $1.40
    Fully diluted                               $0.22         $0.31         $0.41         $0.46         $1.39


                                           1st           2nd           3rd          4th
1994                                       Quarter       Quarter       Quarter      Quarter       Year
-------------------------------------------------------------------------------------------------------------

Net sales                                  $5,662,215    $6,451,230    $8,439,117   $10,011,447   $30,564,009
Gross profit                                1,533,933     1,842,339     2,615,269     4,099,961    10,091,502
Net income                                    536,837       559,529       907,077     1,511,840     3,515,283
Net income per share*
    Primary                                     $0.08         $0.08         $0.13         $0.22         $0.52
    Fully diluted                               $0.08         $0.08         $0.13         $0.22         $0.52

* Net income per share amounts have been restated to reflect a three for two stock split distributed May 31, 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about December 19, 1995, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I, Item 4A hereto.


ITEM 11.  EXECUTIVE COMPENSATION
         Reference is made to the section entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the Shareholders on or about December 19, 1995, and filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Reference is made to the section entitled "Security Ownership of
Certain Beneficial Owners and Management" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 19, 1995, and filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Reference is made to the section entitled "Certain Transactions" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 19, 1995, and filed with the Securities and Exchange Commission.


                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial Statements                                                                             Page Numbers
                  --------------------                                                                             ------------
                  The following Consolidated Financial Statements of the Registrant, Innovex Inc. and subsidiaries, are included in Item 8.

                  Consolidated Balance Sheets at September 30, 1995 and 1994                                              12
                  Consolidated Statements of Operations for each of the three years in the period ended
                            September 30, 1995                                                                            13
                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
                            September 30, 1995                                                                            14
                  Consolidated Statements of Cash Flows for each of the three years in the period ended
                            September 30, 1995                                                                            15
                  Notes to Consolidated Financial Statements                                                            16-22

         (2)      Financial Statement Schedules
                  -----------------------------
         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the
         Consolidated Financial Statements or Notes thereto.

         (3)      Exhibits                                                                                         Page Numbers

           3 (a)  Articles of Incorporation, as amended are incorporated by reference to Exhibit 3 of the Registrant's Form 10Q for the Quarter Ended March 31, 1988.
           3 (b)  Bylaws, as amended are incorporated by reference to
                  Exhibit 3(b) of the Registrant's Form S-1 Registration
                  Statement dated June 19, 1986, (Commission File No. 33-6594).
          10 (a)  1983 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 4(a) of the Registrant's Form S-8
                  dated June 3, 1987 (Commission File No. 33-14776).
          10 (b)  1987 Employee Stock Option Plan, as amended, is
                  incorporated by reference to Exhibit 4(a) of the Registrant's
                  Form S-8 dated March 17, 1989 (Commission File No. 33-27530).
          10 (c)  Innovex, Inc. & Subsidiaries Employees' Retirement Plan is
                  incorporated by reference to Exhibit 10(i) of the Registrant's
                  Form 10-K for the Year Ended September 30, 1992.
          10 (d)  Office/Warehouse Lease dated November 2, 1993 for
                  Bloomington building between the Northwestern Mutual Life
                  Insurance Company as lessor and Innovex, Inc. is incorporated by reference to Exhibit 10(g) of the Registrant's Form 10-K for the Year Ended September 30, 1993.
          10 (e)  1994 Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Quarter Ended March 31, 1995.
          10 (f)  Sublease dated March 29, 1995 for Bloomington office space between John Alden
                  Life Insurance Company and Innovex, Inc.                                                              27-31
          11      Computation of per share income.                                                                        32
          22      Subsidiaries of Registrant.                                                                             33
          23      Consent of Grant Thornton LLP.                                                                          34
          27      Financial Data Schedule.                                                                                35

(b)  REPORTS ON FORM 8-K
         None

(c)  EXHIBITS
         Reference is made to Item 14 (a) 3.

(d)  SCHEDULES
         Reference is made to Item 14 (a) 2.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INNOVEX, INC.


                                  By  \s\ Thomas W. Haley
                                      Thomas W. Haley
                                      Chairman and Chief Executive Officer

Date December 7, 1995             By  \s\ Douglas W. Keller
                                      Douglas W. Keller
                                      Corporate Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of December, 1995.


\s\ Thomas W. Haley               Chairman and Chief Executive Officer
Thomas W. Haley                   and Director
                                  (principal executive officer)

\s\ Douglas W. Keller             Corporate Controller
Douglas W. Keller                 (principal accounting officer)

_______________                   Director
Gerald M. Bestler

\s\ Willis K. Drake               Director
Willis K. Drake

________________                  Director
Michael C. Slagle

\s\ Bernt M. Tessem               Director
Bernt M. Tessem



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                                  INNOVEX, INC.

                                       FOR

                      FISCAL YEAR ENDED SEPTEMBER 30, 1995

          -------------------------------------------------------------

                                    EXHIBITS