Form 10-Q
period 1995-12-31
INNOVEX INC
filed 1996-02-13
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For the Period ended December 31, 1995.
                                            OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

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

Yes - X           No

As of January 31, 1996, 7,074,127 shares of the registrant's common stock, $.04 par value per share, were outstanding.

Exhibit Index, page 9



PART 1:   ITEM  1           FINANCIAL INFORMATION



INNOVEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           December 31,  September 30,
                                                              1995            1995
ASSETS                                                     (Unaudited)     (Audited)
------                                                     -----------     ---------
Current assets:
    Cash and cash equivalents                              $ 6,134,323   $ 7,384,298
    Short-term investments                                  18,105,000    15,130,000
    Accounts receivable, less allowance for
         doubtful accounts of $273,000 (1995 - $265,000)     6,324,199     5,787,282

    Inventories                                              2,435,863     2,191,345
    Other current assets                                     1,968,912     1,738,438
                                                           -----------   -----------
          Total current assets                              34,968,297    32,231,363

Property, plant and equipment,
    net of accumulated depreciation
    of $7,012,000 and $6,357,000                             7,163,648     7,067,876
Intangible and other assets,
    net of accumulated amortization of
    $1,153,000 and $1,008,000                                1,913,597     1,984,244
                                                           -----------   -----------
                                                           $44,045,542   $41,283,483
                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                   $   358,000   $   358,000
    Accounts payable                                         1,472,136     1,486,154
    Accrued compensation                                       653,606     1,570,983
    Income taxes payable                                     1,084,124        60,360
    Other accrued liabilities                                  322,050       393,870
                                                           -----------   -----------
        Total current liabilities                            3,889,916     3,869,367

Long-term debt                                               1,146,112     1,172,798
Other long-term liabilities                                    429,112       212,145
Stockholders' equity:
    Common stock, $.04 par value;
        15,000,000 shares authorized,
        7,074,127 and 7,062,127 shares
        issued and outstanding                                 282,965       282,485
    Capital in excess of par value                           9,012,825     8,930,301
    Retained earnings                                       29,284,612    26,816,387
                                                           -----------   -----------
         Total stockholders' equity                         38,580,402    36,029,173
                                                           -----------   -----------
                                                           $44,045,542   $41,283,483
                                                           ===========   ===========


See accompanying notes.


INNOVEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                 Three Months Ended December 31,

                                                        1995            1994
                                                   ------------    ------------
Net sales                                          $ 13,111,707    $  9,975,859
Costs and expenses:
    Cost of sales                                     7,595,475       6,089,041
    Selling, general and administrative               1,203,795       1,123,483
    Engineering                                         586,791         433,090
    Net interest and other (income) expense            (204,545)        (27,268)
                                                   ------------    ------------
Income before taxes                                   3,930,191       2,357,513
Provision for income taxes                            1,179,000         801,000
                                                   ------------    ------------
Net income                                         $  2,751,191    $  1,556,513
                                                   ============    ============

Primary and fully dilutive net income per share:   $       0.38    $       0.23
                                                   ============    ============



Common and common equivalent shares outstanding:
         Primary                                      7,251,957       6,793,731
                                                      =========       =========
         Assuming full dilution                       7,251,957       6,793,731
                                                      =========       =========

See accompanying notes.


INNOVEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Three Months Ending December 31,
                                                          1995           1994
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 2,751,191    $ 1,556,513
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         808,270        588,158
    Other non-cash charges (credits)                          514         (3,720)
Changes in operating assets and liabilities:
        Receivables                                      (536,917)       430,924
        Inventories                                      (244,518)       (61,618)
        Other current assets                             (230,474)       150,095
        Accounts payable                                  (14,018)       204,442
        Other current liabilities                        (772,230)      (406,654)
        Income taxes payable                            1,023,764        684,132
                                                      -----------    -----------
Net cash provided by (used in)
  operating activities                                  2,785,582      3,142,272
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (845,410)      (392,559)
    Cash paid for product line acquisitions                  --         (120,881)
    Proceeds from sale of assets                           11,500             75
    Purchase of held-to-maturity securities            (5,075,000)    (4,050,000)
    Maturity of held-to-maturity securities             2,100,000      1,300,000
                                                      -----------    -----------
Net cash provided by (used in) investing activities    (3,808,910)    (3,263,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                  (26,686)       (24,515)
    Proceeds from exercise of stock options                83,004         54,859
    Dividends paid                                       (282,965)      (249,154)
                                                      -----------    -----------
Net cash provided by (used in)
  financing activities                                   (226,647)      (218,810)

Increase (decrease) in cash and cash equivalents       (1,249,975)      (339,903)

Cash and cash equivalents at beginning of year          7,384,298      1,719,587
                                                      -----------    -----------
Cash and cash equivalents at end of period            $ 6,134,323    $ 1,379,684
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $26,000 and $33,000 in 1995 and 1994, respectively.

Income tax payments were $155,000 and $114,000 in 1995 and 1994, respectively.


See accompanying notes.


INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 1995.


NOTE 2 - THREE FOR TWO STOCK SPLIT
         Net Income per share calculations for prior periods have been adjusted to reflect a three for two stock split effective on May 31, 1995.





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

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex is responsible for the further development and marketing of a document handling software product line which was purchased in November 1993. The purchased software prepares indexes and abstracts of documents stored on electronic media. The initial application derived from the purchased software, Indexicon, was designed for use on personal computers and began shipping in fiscal 1994. Another product, AnchorPage, was released at the end of the fiscal 1995 third quarter. AnchorPage enables Internet World Wide Web sites to provide their users access to web site information automatically using conceptual navigational techniques. The current method involves the manual insertion of tags to create hypertext links used for accessing the information. AnchorPage provides faster and more reliable access to that information.

         InnoMedica was formed late in fiscal 1993 to further develop the Company's medical business. In line with this strategy, the Company acquired Daig Corporation's pacemaker lead wire and adapter product line in September 1993 and Possis Medical, Inc's pacemaker lead wire product line in March 1994. Revenue generated by this division should continue to increase throughout fiscal 1996 as its customer base expands.


RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $13,112,000 for the quarter, up 31% from $9,976,000 reported in fiscal 1995. The increase was due to the strong demand for lead wire assemblies caused by the increased demand for thin-film disk drives. The increase in lead wire assembly unit sales volume was partially offset by decreases in selling price caused by pricing pressure. Lead wire assembly demand is expected to remain strong throughout the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the first quarter increased to 42% from the 39% reported for the same period last year. This is primarily due to strong sales volume in the current year. The high level of sales continues to result in efficient utilization of the Company's automation-related fixed costs while improvements in the manufacturing process have also reduced product costs. The gross margin should remain relatively stable for the remainder of the fiscal year as improved manufacturing efficiencies should offset any price concessions which may occur.

OPERATING EXPENSES

         Operating expenses were 13.7% of net sales for the current quarter, down from 15.6% in the prior year's first quarter. The decrease in operating expenses as a percent of net sales for the current year is primarily due to the significant increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased due to the higher level of costs being incurred by the two start-up divisions and increased process and new product research spending as compared to the prior year. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $3,726,000 in the current quarter was up from the $2,330,000 profit for the prior year first quarter. This is primarily the result of the increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong due to the continued high demand for thin-film lead wire assemblies. Revenues from the Company's Iconovex and InnoMedica Divisions are expected to continue to increase with each division expected to be operating at a profitable level by the end of the fiscal year.

NET INCOME

         Consolidated net income for the 1996 first quarter was $2,751,000 or $0.38 per share as compared to $1,557,000 or $0.23 per share for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $24.2 million at December 31, 1995 from $22.5 million at September 30, 1995. This increase was primarily due to income generated by the Company's operating activities.

         Accounts receivable at December 31, 1995 increased by $537,000 from September 30, 1995 due to the month-end timing of customer payments. Other current liabilities decreased by $772,000 from September 30, 1995 to December 31, 1995 primarily due to the payment of incentive based compensation accrued at September 30, 1995.

         Working capital totaled $31,100,000 and $28,400,000 at December 31, 1995 and September 30, 1995, respectively.

         Since September 30, 1995, the Company has invested $771,000 in fixed assets. These additions include approximately $500,000 for equipment to expand and further automate the lead wire assembly production and packaging process and $150,000 to upgrade the Company's manufacturing facilities.

         Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1996.


PART II - OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits
           11    Statement regarding Computation of Per Share Earnings
           27    Financial Data Schedule

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

Date:  February 12, 1996

                                                By \s\  Thomas W. Haley
                                                Thomas W. Haley
                                                Chief Executive Officer


                                                By \s\  Douglas W. Keller
                                                Douglas W. Keller
                                                Corporate Controller


                                INDEX TO EXHIBITS

Exhibits                                                                   Page


11             Computation of Per Share Net Income                          10

27             Financial Data Schedule                                      11