Form 10-Q
period 1996-03-31
INNOVEX INC
filed 1996-05-13
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

For the Period ended March 31, 1996.
                                            OR
[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934.

Commission File Number:  0-13143
                                  INNOVEX, INC.
             (Exact name of registrant as specified in its charter)


                                    Minnesota
                         (State or other jurisdiction of
                         incorporation or organization)

                                   41-1223933
                                  (IRS Employer
                               Identification No.)

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

Yes - X           No

As of April 12, 1996, 7,076,727 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 10





PART 1:   ITEM  1      FINANCIAL INFORMATION


INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,    September 30,
                                                                     1996          1995
ASSETS                                                            (Unaudited)    (Audited)
- ------                                                            -----------   -----------
Current assets:
    Cash and cash equivalents                                     $ 7,348,762   $ 7,384,298
    Short-term investments                                         17,765,000    15,130,000
    Accounts receivable, less allowance for
         doubtful accounts of $280,000 (1995 - $265,000)            7,360,005     5,787,282
    Inventories                                                     3,193,453     2,191,345
    Other current assets                                            2,240,384     1,738,438
                                                                  -----------   -----------
          Total current assets                                     37,907,604    32,231,363

Property, plant and equipment, net of accumulated depreciation
    of $7,525,000 and $6,357,000                                    7,339,644     7,067,876
Intangible and other assets, net of amortization of $1,302,000
    and $1,008,000                                                  1,827,290     1,984,244
                                                                  -----------   -----------

                                                                  $47,074,538   $41,283,483
                                                                  ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                          $   108,000   $   358,000
    Accounts payable                                                1,741,108     1,486,154
    Accrued compensation                                            1,028,065     1,570,983
    Income taxes payable                                            1,221,874        60,360
    Other accrued liabilities                                         263,431       393,870
                                                                  -----------   -----------
        Total current liabilities                                   4,362,478     3,869,367

Long-term debt                                                      1,119,021     1,172,798
Other long-term liabilities                                           370,559       212,145
Stockholders' equity:
    Common stock, $.04 par value; 15,000,000 shares authorized,
        7,074,727 and 7,062,127 shares issued and outstanding         282,989       282,485
    Capital in excess of par value                                  9,016,951     8,930,301
    Retained earnings                                              31,922,540    26,816,387
                                                                  -----------   -----------
         Total stockholders' equity                                41,222,480    36,029,173
                                                                  -----------   -----------
                                                                  $47,074,538   $41,283,483
                                                                  ===========   ===========


See accompanying notes.



INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended March 31,
                                                       1996            1995
                                                   ------------    ------------
Net sales                                          $ 14,674,457    $ 11,692,830
Costs and expenses:
    Cost of sales                                     8,660,391       6,789,487
    Selling, general and administrative               1,352,365       1,121,464
    Engineering                                         628,932         621,177
    Net interest (income) expense                      (191,489)       (159,110)
    Other (income) expense                                   (6)        108,986
                                                   ------------    ------------
Income before taxes                                   4,224,264       3,210,826
Provision for income taxes                            1,268,000       1,028,000
                                                   ------------    ------------
Net income                                         $  2,956,264    $  2,182,826
                                                   ============    ============

Primary and fully dilutive net income per share:   $       0.41    $       0.31
                                                   ============    ============

Common and common equivalent shares outstanding:
         Primary                                      7,207,035       7,102,310
                                                   ============    ============
         Assuming full dilution                       7,207,035       7,102,310
                                                   ============    ============


                                                    Six Months Ended March 31,
                                                       1996            1995
                                                   ------------    ------------
Net sales                                          $ 27,786,164    $ 21,668,689
Costs and expenses:
    Cost of sales                                    16,255,866      12,878,528
    Selling, general and administrative               2,556,160       2,244,947
    Engineering                                       1,215,723       1,054,267
    Net interest (income) expense                      (396,547)       (290,173)
    Other (income) expense                                  507         212,781
                                                   ------------    ------------
Income before taxes                                   8,154,455       5,568,339
Provision for income taxes                            2,447,000       1,829,000
                                                   ------------    ------------
Net income                                         $  5,707,455    $  3,739,339
                                                   ============    ============

Primary and fully dilutive net income per share:   $       0.79    $       0.53
                                                   ============    ============

Common and common equivalent shares outstanding:
         Primary                                      7,228,865       7,069,139
                                                   ============    ============
         Assuming full dilution                       7,228,865       7,069,139
                                                   ============    ============



See accompanying notes



INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Six Months Ended March 31,
                                                                            1996          1995
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 5,707,455    $ 3,739,339
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         1,630,843      1,266,352
    Other non-cash charges (credits)                                          4,900        (34,573)
Changes in operating assets and liabilities:
        Accounts receivables                                             (1,572,723)    (1,278,650)
        Inventories                                                      (1,002,108)       (61,078)
        Other current assets                                               (501,946)      (305,396)
        Accounts payables                                                   254,954        602,951
        Other liabilities                                                  (514,943)       (76,770)
        Income taxes payable                                              1,161,514        423,102
                                                                        -----------    -----------
Net cash provided by (used in) operating activities                       5,167,946      4,275,277

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (1,763,695)    (1,225,032)
    Product line acquisitions                                                  --         (241,763)
    Proceeds from sale of assets                                             13,137             75
    Purchase of held-to-maturity securities                              (6,875,000)    (9,610,000)
    Maturities of held-to-maturity securities                             4,240,000      3,720,000
    Sale of available-for-sale securities                                      --        3,215,915
                                                                        -----------    -----------

Net cash provided by (used in) investing activities                      (4,385,558)    (4,140,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                   (303,777)      (299,778)
    Proceeds from exercise of stock options                                  87,154        179,011
    Dividends paid                                                         (601,301)      (521,839)
                                                                        -----------    -----------
Net cash provided by (used in) financing activities                        (817,924)      (642,606)

Increase (decrease) in cash and cash equivalents                            (35,536)      (508,134)

Cash and cash equivalents at beginning of year                            7,384,298      1,719,587
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $ 7,348,762    $ 1,211,453
                                                                        ===========    ===========



SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $44,000 and $74,000 in 1996 and 1995, respectively.

Income tax payments were $1,285,000 and $1,403,000 in 1996 and 1995, respectively.


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

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex is responsible for the further development and marketing of a document handling software product which was purchased in November 1993. The purchased software prepares indexes and abstracts of documents stored on electronic media. The initial application derived from the purchased software, Indexicon, was designed for use on personal computers and began shipping in fiscal 1994. Another product, AnchorPage, was released in the fiscal 1995 third quarter. AnchorPage enables Internet World Wide Web sites to provide their users access to web site information automatically using conceptual navigational techniques. The alternative method involves the manual insertion of tags to create hypertext links used for accessing the information. AnchorPage provides faster and more reliable access to that information. The Division intends to focus future attention on licensing the technology to OEM software developers.

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

         On April 5, 1996, the Company signed a Purchase Agreement to buy substantially all of the assets of Litchfield Precision Components, Inc. for $3,500,000 in cash and the assumption of specified liabilities amounting to approximately $5,000,000. The purchase is expected to be finalized in May 1996. Litchfield Precision Components, Inc. is a designer and manufacturer of highly complex flexible circuitry and chemically machined parts.

RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $14,674,000 for the quarter, up 25% from $11,693,000 reported in fiscal 1995. Sales of $27,786,000 for the six months ended March 31, 1996 increased 28% from the prior year period. The increases were due to the continued strong demand for lead wire assemblies caused by increased demand for disk drives. The increase in lead wire assembly unit sales volume was partially offset by decreases in selling price which resulted from volume discounts. The lead wire assembly demand is expected to remain strong throughout the remainder of the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the second quarter decreased to 41% from the 42% reported for the same period last year while the gross margin percent for the first six months remained unchanged from the 41% reported for the same period last year. This is primarily due to price decreases which offset the increased unit sales volume in the current year. The high level of sales continues to result in efficient utilization of the Company's automation-related fixed costs while improvements in the manufacturing process have also reduced product costs. The gross margin should remain relatively stable for the remainder of the fiscal year as improved manufacturing efficiencies should offset any price concessions which may occur.

OPERATING EXPENSES

         Operating expenses were 13.5% of sales for the current quarter, down from 14.9% in the prior year's second quarter. Operating expenses for the first six months of fiscal 1995 were 13.6% of sales, down from 15.2% for the prior year's first six months. The decrease in operating expenses as a percent of sales for the current year is primarily due to the increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased due to the higher level of costs being incurred by the two start-up divisions as compared to the prior year. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $4,033,000 in the current quarter was up from the $3,161,000 profit for the prior year second quarter. Consolidated operating profit for the first six months was $7,758,000 versus $5,491,000 for the same period last year. This is primarily the result of the increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong due to the continued high demand for thin-film lead wire assemblies. Although revenues from the Company's Iconovex and InnoMedica Divisions are expected to continue to increase they will remain a small portion of the Company's total sales and may not be operating at a profitable level until the next fiscal year.

NET INCOME

         Consolidated net income for the 1996 second quarter was $2,956,000 or $0.41 per share as compared to $2,183,000 or $0.31 per share for the prior year second quarter. Consolidated net income for the first six months of fiscal 1996 was $5,707,000 or $0.79 per share versus $3,739,000 or $0.53 per share for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $25.1 million at March 31, 1996 from $22.5 million at September 30, 1995. This increase was primarily due to income generated by the Company's operating activities.

         Accounts receivable at March 31, 1996 increased by $1,573,000 from September 30, 1995 due to the increased level of sales at the end of the second quarter. Inventory increased by $1,002,000 from September 30, 1995 to support the increased level of activity.

         Working capital totaled $33,500,000 and $28,400,000 at March 31, 1996 and September 30, 1995, respectively.

         Since September 30, 1995, the Company has invested $1,800,000 in fixed assets. These additions include approximately $1,400,000 for equipment and remodeling to expand and further automate the lead wire assembly production and packaging process.

         Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1996.


PART II - OTHER INFORMATION

Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 23, 1996. There were 7,074,127 shares of common stock entitled to vote at the meeting and a total of 6,138,510 shares were represented at the meeting.

b) Seven directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:


                               For          Against
                             ---------      ------
         Gerald M. Bestler   6,097,790      40,720
         Mary E. Curtin      6,091,453      47,057
         Willis K. Drake     6,097,720      40,790
         Thomas W. Haley     6,101,265      37,245
         William J. Miller   6,095,050      43,460
         Michael C. Slagle   6,092,753      45,757
         Bernt M. Tessem     6,100,590      37,920


c)       Other matters voted on at the meeting:

         Proposal #2. A proposal was made to ratify and approve an amendment to the Company's 1994 Stock Option Plan to increase the total number of shares of common stock available for issuance under the plan from 300,000 to 600,000 shares. Shares were voted as follows:

              For          Against          Abstain           Broker Non-Vote
              ----         -------          ---------         ---------------
         5,853,979         232,577          48,504                 3,450


         Proposal #3. A proposal was made to ratify and approve the appointment of Grant Thornton L.L.P. as the Company's independent auditors for the fiscal year ending September 30, 1996. Shares were voted as follows:

            For            Against          Abstain
            ---            -------          -------
         6,100,657         20,547           17,306


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits

         10.1     Asset Purchase Agreement by and between Innovex, Inc. and
                  Litchfield Precision Components, Inc. April 5, 1996
         11       Statement regarding Computation of Per Share Earnings
         27       Financial Data Schedule

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

Date:   May 13, 1996

                                                     By  \s\ Thomas W. Haley
                                                     Thomas W. Haley
                                                     Chief Executive Officer




                                                     By  \s\ Douglas W. Keller
                                                     Douglas W. Keller
                                                     Corporate Controller


                                INDEX TO EXHIBITS

Exhibits                                                                  Page

10.1     Asset Purchase Agreement by and between Innovex, Inc.
         and Litchfield Precision Components, Inc. April 5, 1996           11-38

11       Computation of Per Share Net Income                                 39

27       Financial Data Schedule                                             40