Form 10-Q
period 1996-06-30
INNOVEX INC
filed 1996-08-13
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended June 30, 1996.

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

Yes - X           No

As of August 2, 1996, 7,110,127 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 10




PART 1:   ITEM  1                                 FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,    September 30,
                                                                     1996          1995
ASSETS                                                            (Unaudited)    (Audited)
                                                                  -----------   -----------
Current assets:
    Cash and cash equivalents                                     $ 1,930,954   $ 7,384,298
    Short-term investments                                         15,455,000    15,130,000
    Accounts receivable, less allowance for
         doubtful accounts of $329,000 and $265,000)               11,232,428     5,787,282
    Inventories                                                     5,171,782     2,191,345
    Other current assets                                            2,507,278     1,738,438
                                                                  -----------   -----------
          Total current assets                                     36,297,442    32,231,363

Property, plant and equipment, net of accumulated
    depreciation of $7,897,000 and $6,357,000                      12,375,447     7,067,876
Intangible assets, net of amortization of $1,616,000
    and $1,008,000                                                  2,935,544     1,979,244
Other assets                                                          889,000         5,000
                                                                  -----------   -----------
                                                                  $52,497,433   $41,283,483
                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                          $   108,000   $   358,000
    Accounts payable                                                2,442,123     1,486,154
    Accrued compensation                                            1,797,413     1,570,983
    Income taxes payable                                            1,341,222        60,360
    Other accrued liabilities                                         666,620       393,870
                                                                  -----------   -----------
        Total current liabilities                                   6,355,378     3,869,367

Long-term debt                                                      1,108,777     1,172,798
Other long-term liabilities                                           375,185       212,145
Stockholders' equity:
    Common stock, $.04 par value; 15,000,000 shares authorized,
        7,110,127 and 7,062,127 shares issued and outstanding         284,405       282,485
    Capital in excess of par value                                  9,207,834     8,930,301
    Retained earnings                                              35,165,854    26,816,387
                                                                  -----------   -----------
         Total stockholders' equity                                44,658,093    36,029,173
                                                                  -----------   -----------
                                                                  $52,497,433   $41,283,483
                                                                  ===========   ===========



See accompanying notes.




INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended June 30,
                                                       1996            1995
                                                   ------------    ------------
Net sales                                          $ 19,254,632    $ 14,025,617
Costs and expenses:
    Cost of sales                                    11,960,015       7,760,021
    Selling, general and administrative               1,833,857       1,366,483
    Engineering                                         625,630         716,594
    Net interest (income) expense                      (205,458)       (163,029)
    Other (income) expense                              (46,546)           (144)
                                                   ------------    ------------
Income before taxes                                   5,087,134       4,345,692
Provision for income taxes                            1,525,000       1,391,000
                                                   ------------    ------------
Net income                                         $  3,562,134    $  2,954,692
                                                   ============    ============

Primary and fully dilutive net income per share:   $       0.49    $       0.41
                                                   ============    ============

Common and common equivalent shares outstanding:
         Primary                                      7,235,728       7,198,041
                                                   ============    ============
         Assuming full dilution                       7,251,887       7,198,041
                                                   ============    ============


                                                    Nine months Ended June 30,
                                                       1996            1995
                                                   ------------    ------------
Net sales                                          $ 47,040,796    $ 35,694,306
Costs and expenses:
    Cost of sales                                    28,215,881      20,638,549
    Selling, general and administrative               4,390,017       3,611,430
    Engineering                                       1,841,353       1,770,861
    Net interest (income) expense                      (602,005)       (453,202)
    Other (income) expense                              (46,039)        212,637
                                                   ------------    ------------
Income before taxes                                  13,241,589       9,914,031
Provision for income taxes                            3,972,000       3,220,000
                                                   ------------    ------------
Net income                                         $  9,269,589    $  6,694,031
                                                   ============    ============

Primary and fully dilutive net income per share:   $       1.28    $       0.94
                                                   ============    ============

Common and common equivalent shares outstanding:
         Primary                                      7,230,779       7,112,692
                                                   ============    ============
         Assuming full dilution                       7,245,725       7,112,692
                                                   ============    ============


See accompanying notes.




INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Nine Months Ended June 30,
                                                                               1996             1995
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  9,269,589    $  6,694,031
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                              2,615,419       2,058,729
    Other non-cash charges (credits)                                             130,948         (53,026)
Changes in operating assets and liabilities, net of business acquisition:
        Accounts receivable                                                   (3,793,276)     (2,090,419)
        Inventories                                                           (1,631,230)       (279,784)
        Other current assets                                                    (662,993)       (222,793)
        Accounts payables                                                        (50,030)        577,715
        Other liabilities                                                       (109,348)        (99,487)
        Income taxes payable                                                   1,280,862         926,123
                                                                            ------------    ------------
Net cash provided by (used in) operating activities                            7,049,941       7,511,089

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (2,927,040)     (2,065,519)
    Business and product line acquisitions                                    (7,389,990)       (310,698)
    Investment in limited partnership                                           (884,000)           --
    Proceeds from sale of assets                                                  13,637              75
    Purchase of held-to-maturity securities                                   (9,255,000)    (12,205,000)
    Maturities of held-to-maturity securities                                  8,930,000       4,785,000
    Sale of available-for-sale securities                                           --         3,215,915
                                                                            ------------    ------------
Net cash provided by (used in) investing activities                          (11,512,393)     (6,580,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                        (350,226)       (325,427)
    Proceeds from exercise of stock options                                      279,453         896,807
    Dividends paid                                                              (920,119)       (801,641)
                                                                            ------------    ------------
Net cash provided by (used in) financing activities                             (990,892)       (230,261)

Increase (decrease) in cash and cash equivalents                              (5,453,344)        700,601

Cash and cash equivalents at beginning of year                                 7,384,298       1,719,587
                                                                            ------------    ------------

Cash and cash equivalents at end of period                                  $  1,930,954    $  2,420,188
                                                                            ============    ============


SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

In May 1996, the Company acquired certain assets in connection with a business acquisition by assuming liabilities of approximately $1,788,000.

Cash paid for interest was $66,000 and $91,000 in 1996 and 1995, respectively.

Income tax payments were $2,691,000 and $2,291,000 in 1996 and 1995, respectively.

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

NOTE 3 - BUSINESS ACQUISITION

         On May 16, 1996, the Company purchased substantially all of the assets of Litchfield Precision Components, Inc. The purchase price of approximately $9,178,000 was in the form of $3,500,000 in cash and the assumption of specified liabilities amounting to $5,678,000. Approximately $4,000,000 of the assumed debt was paid off at the time of close. The acquisition has been accounted for as a purchase and, accordingly, the results of operations since acquisition are included in the accompanying financial statements. The purchase price and fair value of the assets acquired were as follows in thousands:

         Current assets                              $ 3,081
         Property, plant and equipment                 4,773
         Intangible assets                             1,324
                                                     -------
                                                     $ 9,178
                                                     =======


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

         Effective May 16, 1996, the Company purchased substantially all of the assets of Litchfield Precision Components, Inc. (LPC) for approximately $9.2 million. LPC designs and manufactures highly complex flexible circuitry and chemically machined components. Approximately 40% of LPC's sales are medical product applications, 40% are computer and computer peripheral applications with the remaining 20% primarily being communications industry or other applications. The purchased assets include several buildings and all of the manufacturing equipment required to operate the business as a division at its present location in Litchfield, Minnesota.

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex is responsible for the further development and marketing of a document handling software product which was purchased in November 1993. The purchased software prepares indexes and abstracts of documents stored on electronic media. The initial application derived from the purchased software, Indexicon, was designed for use on personal computers and began shipping in fiscal 1994. Another product, AnchorPage, was released in fiscal 1995. AnchorPage enables Internet World Wide Web sites to provide their users access to web site information automatically using conceptual navigational techniques. The division's newest product, EchoSearch, will be available for sale during the fiscal 1996 fourth quarter. EchoSearch, is a desktop based tool for browsers of the World Wide Web which enables users to simultaneously query multiple search engines. The search responses are indexed and abstracted to present the user a condensed view that improves both the speed and accuracy of the search. The Division intends to focus future attention on licensing its technology to OEM software developers.

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

RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $19,255,000 for the quarter, up 37% from $14,026,000 reported in fiscal 1995. Sales of $47,041,000 for the nine months ended June 30, 1996 increased 32% from the prior year period. The increases were due to the continued strong demand for lead wire assemblies caused by increased demand for disk drives and the addition of sales from the May 16, 1996 LPC acquisition. The increase in lead wire assembly unit sales volume was partially offset by decreases in selling price of the low end inductive lead wire assemblies which were primarily volume driven. Also contributing to the sales increase was an increasing portion of high end MR lead wire assemblies being included in the product mix, partially as a result of the success of Innovex's new WAT technology. These MR lead wire assemblies have a higher value added content and sell for a higher price than the low end inductive assemblies. The lead wire assembly demand is expected to remain strong throughout the remainder of the fiscal year with an increasing portion of the lead wire sales being the high end MR products. The LPC acquisition should also continue to contribute to an increase in sales for the remainder of the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the third quarter decreased to 38% from the 45% reported for the same period last year while the gross margin percent for the first nine months decreased to 40% from the 42% reported for the same period last year. The primary causes of the current quarter decrease include lead wire assembly selling price reductions which partially offset the increased unit sales volume in the current year and the inclusion of LPC sales which receive a lower gross margin than the Precision Products Division's lead wire assemblies. The gross margin may be slightly lower in the fourth quarter due to the inclusion of a full quarter of sales from the LPC acquisition. Gross margins for the existing lead wire assembly business should remain relatively stable for the remainder of the fiscal year as improved manufacturing efficiencies should offset any price concessions which may occur.

OPERATING EXPENSES

         Operating expenses were 12.8% of sales for the current quarter, down from 14.9% in the prior year's third quarter. Operating expenses for the first nine months of fiscal 1996 were 13.2% of sales, down from 15.1% for the prior year's first nine months. The decrease in operating expenses as a percent of sales for the current year is primarily due to the increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased primarily due to the inclusion of operating costs from LPC which was acquired on May 16, 1996 and the higher level of costs being incurred by the two start up divisions as compared to the prior year. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $4,835,000 in the current quarter was up from the $4,183,000 profit for the prior year third quarter. Consolidated operating profit for the first nine months was $12,594,000 versus $9,673,000 for the same period last year. This is primarily the result of the increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong due to the continued high demand for thin-film lead wire assemblies and the inclusion of LPC's operating results. Although revenues from the Company's Iconovex and InnoMedica Divisions are expected to continue to increase they will remain a small portion of the Company's total sales and are not expected to operate at a profitable level until the next fiscal year.

NET INCOME

         Consolidated net income for the 1996 third quarter was $3,562,000 or $0.49 per share as compared to $2,955,000 or $0.41 per share for the prior year third quarter. Consolidated net income for the first nine months of fiscal 1996 was $9,270,000 or $1.28 per share versus $6,694,000 or $0.94 per share for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments decreased to $17.4 million at June 30, 1996 from $22.5 million at September 30, 1995. This decrease was primarily due to the purchase of substantially all of the assets of LPC on May 16, 1996. Cash payments of approximately $7.3 million were made at the time of close including the payoff of selected assumed liabilities.

         Accounts receivable at June 30, 1996 increased by $3,793,000 from September 30, 1995, net of the LPC acquisition, due to the increased level of sales at the end of the third quarter and the timing of payments received from one customer. Inventory increased by $1,631,000 from September 30, 1995, net of the LPC acquisition, to support the increased level of activity.

         Working capital totaled $29.9 million and $28.4 million at June 30, 1996 and September 30, 1995, respectively.

         Since September 30, 1995, the Company has invested $2.9 million in fixed assets. These additions include approximately $2.3 million for equipment and remodeling to expand and further automate the lead wire assembly production and packaging process.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

           11     Statement regarding Computation of Per Share Earnings
           27     Financial Data Schedule

b)       Reports on Form 8-K

                  Form 8-K Current Report dated May 16,1996 was filed including
Item 2 reporting the acquisition of substantially all of the assets of Litchfield Precision Components, Inc. and Item 7 reporting pro forma financial information and exhibits relating to the acquisition.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INNOVEX, INC.
                                     Registrant

Date:   August 13, 1996

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