Form 10-K
period 1996-09-30
INNOVEX INC
filed 1996-12-16
CIK 50601

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC
                      -------------------------------------
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                                       or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $306,873,000 at December 9, 1996 when the closing sale price of such stock, as reported in the NASDAQ National Market System, was $47.50.

The number of shares outstanding of the Registrant's Common Stock, $.04 par value, as of December 9, 1996 was 7,146,777 shares.

Documents Incorporated by Reference:

1. Portions of the Company's Proxy Statement to be filed with the Commission within 120 days after the end of the Registrants fiscal year are incorporated by reference into Part III of the Form 10-K.

This Form 10-K consists of 34 Pages (including exhibits). The index to exhibits is set forth on page 25.

                                  INNOVEX, INC.
                                 1996 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Innovex, Inc. (the "Company"), through its largest division during fiscal 1996, the Precision Products Division, develops and manufactures components, primarily lead wire assemblies, for the disk drive industry. A new division purchased May 16, 1996, Litchfield Precision Components, develops and manufactures flexible circuits and chemically etched parts for the medical, computer and communications industries. The Company also develops and manufactures pacemaker lead wires and other medical devices and software for document storage retrieval and management.

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

On May 16, 1996, the Company purchased substantially all of the assets of Litchfield Precision Components, Inc., a designer and manufacturer of highly complex and intricate flexible circuits and chemically machined electrical components. This acquisition reduces the Company's reliance on the disk drive industry while providing an entry into the large and rapidly growing flexible circuit market. The acquisition also allows the Company to leverage its existing manufacturing expertise and customer base and provides new markets for the Company's existing technology.

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

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company and its subsidiaries operate through four divisions, Precision Products, Litchfield Precision Components, InnoMedica and Iconovex. Each division has its own administrative, engineering, manufacturing and marketing organizations. Precision Products and Litchfield Precision Components are considered core business segments with financial detail related to their operations shown in the segment reporting footnote to the Company's financial statements. Operations of the remaining two divisions, InnoMedica and Iconovex are not considered core segments as they each comprise less than ten percent of the Company's net sales, operating profit and identifiable assets. Financial results for these divisions are included in the Corporate and Other segment in the financial statements. Topics covered throughout this document are discussed by divisions where helpful to the reader's understanding.


(c)  NARRATIVE DESCRIPTION OF BUSINESS

PRECISION PRODUCTS DIVISION

General
The Precision Products Division produces a variety of small lead wire assemblies primarily for computer disk drives which cannot be economically produced by its customers. Manufacture of these products often involves use of such specialized tasks as miniature wire processing, insulation removal, precision miniature welding, metal-to-metal bonding, chemical bonding, epoxy encapsulation and high-resolution optical inspection. These products are manufactured pursuant to individual customer orders and specifications.

Products
The principal product of the Precision Products Division is a fine wire lead assembly. Lead assembly sales constituted over 80% of the consolidated revenues from continuing operations during the past three fiscal years. No other product constituted more than 10% of the Company's consolidated revenues.

Lead wire assemblies are fine twisted magnet wires that are attached to thin film heads which read or write the information on the disk in a computer disk drive assembly. In order to produce a lead assembly, a portion of the fine magnet wire is stripped of its insulation. Precision Products developed technology and processes which enables it to strip extremely fine magnet wire without damaging the wire's gold plating. This process utilizes a laser to strip the insulation. The Division is also shipping increasing levels of lead wire assemblies for Magneto Resistive(MR) disk drive heads. These leads are similar to inductive thin film head leads except for the smaller size and the use of four wires instead of two. During fiscal 1996, the Company introduced a new version of lead wire assembly for MR disk drive heads called the wire alignment tab (WAT). The WAT is a lead wire assembly attached to a flexible circuit which reduces the assembly time required by disk drive manufacturers.


LITCHFIELD PRECISION COMPONENTS

General
Litchfield Precision Components, Inc. is a designer and manufacturer of highly complex and intricate flexible circuits and chemically machined electrical components for the medical, computer and communications industries. The Division focuses on the high end of its markets utilizing its leading edge imaging technology. The products manufactured by the Division are made to individual customer orders and specifications.

Products
The Division operates in three primary product areas:
Flexible circuitry - The Division is able to build highly precise flexible circuits with copper traces as small as .001 inches over long lengths on flexible base materials. The base materials can also be selectively removed to expose the circuitry from the front and back to facilitate new assembly techniques. These products include hard disk drive components and test circuits, integrated circuit testing probes, paging system components and ultrasound connections.

Chemical machining - Using metals such as stainless steel, titanium, tungsten and copper, the Division can resolve down to .001 inch features using advanced imaging techniques. These products include high precision surface mount fuses, printer components and components for medical implantable devices.

Film and optical components - Through the application of high resolution images to glass substrates, the Division can generate sub-micron features in chrome or other deposited metals on a variety of glass and film substrates.

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

Products
EchoSearch, the Division's most recently introduced product, is an intelligent desktop based search engine tool for browsers of the Internet World Wide Web which improves the speed and accuracy of Web searches. EchoSearch enables users to simultaneously query multiple search engines and index and summarize documents that are gathered in response to the query. Another product, AnchorPage, is a hypertext indexing and abstracting program for use on the Internet World Wide Web. This product, prepares automatic abstracts from complex electronic data and facilitates the user's ability to locate information through the use of hypertext links. Another product, Indexicon, is an automated indexing program for word-processing applications. Other variations of the software are being developed for use by personal computer users, electronic media publishers, and on-line system providers and users.

RESEARCH AND DEVELOPMENT

The Company continually engages in research, development and engineering activities. The Company's goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 1996, 1995 and 1994, the Company spent approximately $813,000, $699,000 and $462,000, respectively, on research and development. The engineering effort is being focused on further automating the lead wire assembly manufacturing processes including the new wire alignment tab process, increasing the long run flexible circuit manufacturing capabilities, developing products and processes for medical device customers and developing software products to utilize the purchased document storage retrieval and management technology.

The Company expects to continue its past practice of acquiring new technology from outside sources through the payment of cash, Company stock and royalties.

MARKETING AND CUSTOMERS

Precision Products markets a line of products directly to the magnetic head industry worldwide. With the proliferation of high end personal computers and the associated requirement for increased storage capacity, the market for disk drive heads has grown dramatically in recent years. Innovex has benefited from early entry into this market. This, coupled with the Division's reputation for high standards of quality and innovative manufacturing processes, has established Innovex Precision Products as the predominant supplier of lead wire assemblies for the industry.

A significant percentage of the products offered by the Division are utilized as components of thin film or magneto resistive (MR) disk drive heads. While thin film heads continue to be a mainstay of magnetic head technology, the magneto resistive segment of the disk drive market has grown rapidly. The growth of the magneto resistive segment of the market is expected to increase dramatically during 1997 while the thin film inductive segment of the market is also expected to continue to grow during 1997. The Division has established sales with virtually every manufacturer of disk drive heads in the world. The Division has positioned itself for the emergence of MR technology and is supplying a large portion of the lead wire assemblies for MR disk drive heads. The Division continues to work closely with virtually all of the world wide disk drive head manufacturers on new generations of disk drive products. The Division's principal customers for lead wire assemblies, each accounting for over 10 percent of the Company's consolidated net sales in at least one of the last three years are Applied Magnetics, Lafe/Quantum, Read-Rite, Seagate and Yamaha. See Note J of Notes to Consolidated Financial Statements for additional information.

Litchfield Precision Components markets its products to technology companies in the medical, computer and communications industries through the use of an internal sales staff. Because of the Division's focus on leading edge imaging technology, its customers include a number of the leading technology companies in the world including General Electric, Hewlett Packard, Littelfuse, Medtronic, Seagate and Siemens.

BACKLOG

The backlog for the Company's continuing operations was $24,098,000, $10,950,000 and $5,302,000 at September 30, 1996, 1995 and 1994, respectively. The Company's backlog fluctuates based on the timing of the receipt of orders from customers.

Backlog is defined by the Company as firm orders which are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 1996 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

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

There are over 200 flexible circuit manufacturers world wide competing for a share of the flexible circuit market. Most of these companies do not focus on the highly complex and intricate portions of the medical, computer and communications segments of the market which are served by Litchfield Precision Components. Some of the competitors remaining in this high end portion of the business include IBM and 3M.

EMPLOYEES

At September 30, 1996, the Company had 834 employees as compared to 487 at September 30, 1995. Precision Products had 524 versus 408 one year ago, InnoMedica had 38 employees versus 44 one year ago, Iconovex had 22 versus 24 one year ago, Corporate had 10 employees versus 8 one year ago and the newly acquired Litchfield Precision Components had 240 employees at September 30, 1996. The Company considers its employee relations to be good.

PATENTS

Certain equipment, processes, information and knowledge generated by the Company and utilized in its products and their manufacturing processes, are regarded as proprietary by the Company and are believed to be prosecutable by applicable trade secret and unfair competition laws rather than through patents. However, the Company believes it could derive a competitive advantage from patents which may be granted on products currently under development. The Company also holds several medical device patents acquired with the purchases of the Daig Corporation and Possis Medical Inc. pacemaker lead wire product lines and has applied for several patents on its Iconovex software products. The Company files patent applications on its products as deemed necessary.

MANUFACTURING AND SOURCES OF SUPPLY

Although each of the Precision Product products are manufactured in a different fashion, they all require several processes to ensure the high degree of precision and process control necessary to meet customer tolerance and other requirements. The Company has devoted a significant amount of time and expense to the development of certain sophisticated manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. To further enhance its capabilities, the Company has developed and is continuing to improve an automated lead-wire forming laser-based process for the production of lead-wire assemblies. This process, which produces a superior product and has reduced manufacturing costs over traditional processes, is also utilized to manufacture the newer MR lead wire assemblies. A complete quality control program has been established for production procedures to ensure product specifications are met. As part of this program, the Company has implemented computerized statistical process control ("SPC") which enables machine operators to continually monitor and control production processes.

Although the Litchfield Precision Components three main product types have dissimilar final forms, they have a common manufacturing process based on the Division's leading edge imaging technology. Images are applied to either glass, metal or flexible base substrate materials with unwanted material etched away using chemicals to produce the actual products.

Raw material used by the Company is generally available from several suppliers. Although the Company does not anticipate any supply shortages or interruptions, it is seeking to lessen its dependence on existing suppliers by expanding alternative supply sources. The Company has not experienced any significant problem in obtaining its required supplies.

The Company's manufacturing operations are conducted at plants in Hopkins, Montevideo, Litchfield and Bloomington, Minnesota. See "Properties." The Company also utilizes subcontractors in Thailand for fine wire assembly and in October 1996 began using a subcontractor in China.

ITEM 2.  PROPERTIES

The Company's executive offices and certain of the Precision Products Division production facilities and laboratories are located in a 30,000 square foot facility in Hopkins, Minnesota. The building was purchased in 1993 and collateralizes a note used to finance the building. The note has a remaining principal balance of $599,000 at September 30, 1996.

The Company also owns adjacent 30,000 and 20,000 square foot manufacturing facilities in Montevideo, Minnesota which are utilized by the Precision Products Division. A portion of the costs to construct and expand these facilities was financed through bank financing and public development funds. The financing notes, which are collateralized by the buildings and manufacturing equipment, have a remaining principal balance of $545,000 at September 30, 1996.

The Company acquired an 88,000 square foot building in Litchfield , Minnesota as part of the Litchfield Precision Components acquisition in May 1996. The building is used for the operation of the Litchfield Precision Components Division.

Effective December 1993, the Company leased a 10,500 square foot office and manufacturing facility in Bloomington, Minnesota utilized by the Company's InnoMedica operation. The Company pays annual rent of approximately $72,000 under the lease which expires in December 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

Name                     Age     Position

Thomas W. Haley          60      Chairman, Chief Executive Officer and Director
                                 of the Company

Allan J. Chan            46      Vice President and General Manager of Precision
                                 Products Division

Mary E. Curtin           49      Vice President, General Counsel, Secretary and
                                 Director of the Company

Douglas W. Keller        38      Vice President of Finance

William P. Murnane       34      Vice President


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

Ms. Curtin was named Vice President, General Counsel and Secretary in January 1996 and has been a director of the Company since December 1995. Prior to joining the Company, Ms. Curtin practiced law for 23 years as an attorney with the United States Department of Justice, the Board of Governors of the Federal Reserve System, as a partner at Lindquist & Vennum, and for the last eight years as a partner at Curtin and Barnes.

Mr. Keller joined the Company in January 1990 as Corporate Controller. In May 1992, Mr. Keller was made an officer of the corporation and in October 1996 he was promoted to Vice President of Finance. From July 1988 to January 1990, Mr. Keller was Manager of Financial Accounting and Tax for UFE, Inc., a manufacturer of injection molded plastic components. From 1983 to 1988, Mr. Keller was a Senior Auditor for the Pillsbury Company. From 1980 to 1983, he was a Senior Accountant with Deloitte Haskins & Sells, a CPA firm.

Mr. Murnane joined the Company in July 1995 as Vice President. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten year career at United Parcel Service.

Mr. Haley and Ms. Curtin are spouses and Ms. Curtin and Mr. Murnane are first cousins.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK INFORMATION

The Company's common stock is traded in the over-the-counter market under the symbol "INVX". The table below sets forth the high and low closing sale prices as reported by NASDAQ. As of October 24, 1996, the Company had 474 shareholders of record. The Company paid an initial dividend of $.033 per share in February 1993 and has paid quarterly dividends since that time. Dividends of $.045 have been paid for the most recent four quarters. The Company's intention is to continue this policy.

Price Range of Common Stock                  1996                      1995
Fiscal Years                             High     Low              High     Low
--------------------------------------------------------------------------------
First Quarter                          $22-5/8  $15-1/4          $11-1/8  $6
Second Quarter                          16-5/8   11-3/4           12-7/8   9-5/8
Third Quarter                           24-1/4   13-1/8           19-3/8  11-1/2
Fourth Quarter                          19-3/8   13-1/2           24-3/4  13-1/2

On November 23, 1996, the Company declared a two-for-one stock split, payable in the form of a 100 percent stock dividend to shareholders of record on December 16, 1996 payable on December 23, 1996.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five year period ended September 30, 1996. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.


Years Ended September 30,                       1996             1995           1994           1993           1992
------------------------------------------ ---------------- --------------- -------------- -------------- --------------
Net sales                                      $69,570,222     $50,193,952    $30,564,009    $26,596,997    $17,717,556
Income from continuing operations               13,121,006      10,029,387      3,515,283      3,657,066      1,108,187
Net income                                      13,121,006      10,029,387      3,515,283      3,668,114
                                                                                                                112,963
Income per share from continuing operations:
  Primary                                            $1.81           $1.40          $0.52          $0.55          $0.17
  Assuming full dilution                             $1.81           $1.39          $0.52          $0.55          $0.17
Net income per share:
  Primary                                            $1.81           $1.40          $0.52          $0.55          $0.02
  Assuming full dilution                             $1.81           $1.39          $0.52          $0.55          $0.02
Cash dividends per share                            $0.175          $0.157         $0.143          $0.10              -
Total assets                                    58,244,346      41,283,483     29,934,424     26,585,276     22,602,307
Long-term debt, less current maturities          1,063,253       1,172,798      1,532,140      1,882,817        890,646
Stockholders' equity                            48,400,116      36,029,173     24,716,307     22,247,931     18,722,208

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY
The Company reported net income of $13,121,000, or $1.81 primary and fully diluted net income per share for the fiscal year ended September 30, 1996. This compares to net income of $10,029,000, primary net income per share of $1.40 and fully diluted net income per share of $1.39 in fiscal 1995 and $3,515,000, or $.52 primary and fully diluted net income per share in 1994. Fiscal 1996 results benefited from an increase in net sales due to strong demand for disk drive lead wire assemblies as compared to both fiscal 1995 and 1994 and from better than expected operating results related to Litchfield Precision Components (LPC) which was acquired in May 1996. The fiscal 1996 increased sales volume as compared to 1995 more than offset the reduction of the gross margin percent for the same period. The fiscal 1996 gross margins were effected by volume related selling price reductions and initial costs related to the production ramp up of the new Wire Alignment Tab (WAT) product within the Precision Products Division. The gross margin percent was also effected by the inclusion of sales from the newly acquired Litchfield Precision Components, which currently generate a lower gross margin than the Company's overall gross margin percent.

The increase in sales for fiscal 1996 also more than offset increases in operating expenses for the year as operating expenses were 12% of sales in fiscal 1996 as compared to 14% and 17% of sales in fiscal years 1995 and 1994, respectively. Revenue generated by the Iconovex and InnoMedica Divisions continue to make up less than 5% of the Company's total revenue. Although these two divisions continued to operate at a loss during fiscal 1996, alternatives are being reviewed to improve their performance during fiscal 1997 with the intent of maximizing their long term contribution to the Company.


RESULTS OF OPERATIONS/NET SALES.

NET SALES. for fiscal 1996 were $69,570,000, an increase of 39% from $50,194,000 in 1995 and up substantially from sales of $30,564,000 in 1994. Sales growth in 1996 was generated primarily by increased shipments of lead wire assemblies for the disk drive industry as has been the trend for the past six years. The rapidly increasing shipments of lead wire assemblies for magneto resistive (MR) disk drives, which include the new wire alignment tab (WAT) product introduced late in the third quarter, also contributed to the increased sales revenue. Disk drive industry projections indicate that lead wire assembly demand will remain strong in fiscal 1997 and the Company expects to post record fiscal 1997 sales based on these projections. The Company should benefit from its ability to manufacture the smaller and more technically precise four wire lead assemblies required by the new generation MR disk drives. MR disk drives are the fastest growing segment of the disk drive industry while demand for the previous generation inductive disk drives remains strong.

A significant portion of the sales increase in fiscal 1996 is due to sales of high end flexible circuits and chemically etched parts generated by the newly acquired Litchfield Precision Components. These products were sold primarily to the medical, computer and communication industries. Fiscal 1997 should benefit from a full year of Litchfield Precision Component sales. Sales from Iconovex and InnoMedica made up less than 5% of the Company's total revenue in fiscal 1996. These sales are expected to grow in fiscal 1997 as their products and markets continue to develop.

Export sales accounted for 74% of the Company's revenue in fiscal 1996 as compared to 79% for 1995 and 78% for 1994, reflecting the high level of lead wire assembly shipments to disk drive manufacturers in Japan and other pacific rim countries. A significant portion of the remaining domestic sales are subsequently shipped internationally by the Company's customers.

GROSS MARGIN. The Company's gross profit margin decreased to 38.8% of sales in fiscal 1996 from 43.0% in 1995 but was up from 33.0% in 1994. The fiscal 1996 gross margin dollars increased 25% over 1995 and 167% over 1994 due to the increase in sales volume which more than offset the reduction of the gross margin percent for the same period.

The Precision Products Division fiscal 1996 gross margin percent was effected by volume related selling price reductions and initial costs related to the production ramp up of the new Wire Alignment Tab (WAT) product. The fiscal 1996 and 1995 gross margin percentages benefited from volume related efficiencies which resulted in more efficient use of the Company's investment in equipment and manufacturing automation technology and the increased utilization of Thailand subcontractors for labor intensive processes. The high sales volume and increased efficiency of the manufacturing process allowed the Company to maintain strong margins even while responding to pricing pressures in the market. Although there will be continued pricing pressure, gross margins are expected to remain strong due to increases in volume and continued cost reductions resulting from manufacturing efficiencies and engineering innovation. The Company also intends to begin using a subcontractor in China to expand its practice of outsourcing labor intensive processes.

While Litchfield Precision Components' sales made a significant contribution to the Company's gross margin, the Division's gross margin percent caused a slight reduction in the Company's overall gross margin percent. In addition, the 2% reduction of the fiscal 1996 gross margin percent generated by the Iconovex and InnoMedica Divisions improved slightly from the 3% reduction in fiscal 1995.

OPERATING EXPENSES. Selling, general and administrative expenses decreased to 8.7% of net sales in 1996 as compared to 9.4% in 1995 and 12.1% in 1994. The decrease in 1996 is primarily due to the increased Precision Product Division lead wire assembly sales which more than offset the increase in operating expenses from other divisions. Total selling, general and administrative expenses for fiscal 1996 increased over 1995 primarily due to the addition of the newly acquired Litchfield Precision Components and to an increase in corporate level expenses. The increase in fiscal 1995 expenses over 1994, related to costs of growing InnoMedica and Iconovex, the two divisions which were started in fiscal 1994.

Engineering expense decreased to 3.6% of net sales in fiscal 1996 from 4.9% in 1995 and 4.7% in 1994. The decrease in 1996 is primarily due to the increased level of lead wire assembly sales. The actual spending was virtually unchanged in 1996 from 1995. Similar to 1995, the spending at Precision Products continued to relate to efforts to develop new products, further automate the manufacturing process and develop material alternatives. Iconovex and InnoMedica continued to concentrate on new product development. The increase in engineering spending in fiscal 1995 over 1994 corresponded to the increase in sales over 1994. Increases in fiscal 1997 engineering spending are expected primarily at Precision Products to further automate their manufacturing processes including the new Wire Alignment Tab process and at Litchfield Precision Components to increase their long run capabilities.

Interest income increased to $936,000 in fiscal 1996 from $789,000 and $453,000 in 1995 and 1994, respectively. These increases in the last two years correspond to the increases in average cash and short-term investments. Interest expense decreased to $113,000 in 1996, from $125,000 in 1995 and from $139,000 in 1994.
Other expense increased in 1996 over 1995 due to the $500,000 write off of intangible assets at InnoMedica. These intangible assets related to purchased proprietary technology which is not expected to be supported by revenue from the associated products.

INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes was $18,742,000 for fiscal 1996 as compared to $14,818,000 for 1995 and $5,157,000 for 1994. As a percent of net sales, income before provision for income taxes was 26.9% for 1996 as compared to 29.5% and 16.9% for 1995 and 1994, respectively. The dollar increase in 1996 over both 1995 and 1994 was due to the large increase in Precision Product lead wire sales and the inclusion of Litchfield Precision Components' operating results. The reduction in income before provision for income taxes as a percent of sales in 1996 is the result of the lower gross margin percent on the increased level of sales. Operating income from all divisions should improve in fiscal 1997. Precision Products is expected to have increased revenues due to projected increases in disk drive industry demand particularly in the rapidly growing magneto resistive segment of the market. Litchfield Precision Components should benefit from an increase in sales and improvements in their cost structure. Iconovex and InnoMedica should show improvements as their products become more established.

PROVISION FOR INCOME TAXES The Company's effective tax rate of 30.0% in fiscal 1996 decreased from 32.3% in 1995 and from 31.8% in 1994. The decrease in tax rates in 1996 from 1995 is due in part to an increase in the Company's Foreign Sales Corporation tax benefit as a result of the increased level of foreign sales.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased by $739,000 to $21,776,000 at September 30, 1996. Net cash provided by operating activities increased in 1996 to $13,108,000 from $12,425,000 in 1995 and $6,027,000 in 1994. The decrease in the Company's September 30, 1996 cash and short-term investments was primarily due to the acquisition of Litchfield Precision Components and capital equipment for the Precision Products Division. The increase in fiscal 1996 cash provided by operating activities over 1995 and 1994 was primarily due to improved operating results related to the increase in demand for lead wire assemblies. This increase was reduced by the large increase in operating assets required to support the higher level of sales.

Accounts receivable at September 30, 1996 increased by $6,247,000 from the prior year due to the increased level of sales in 1996 as compared to 1995 and to the acquisition of Litchfield Precision Components.

Working capital rose by $5,180,000 to $33,542,000 at September 30, 1996. The Company's current ratio was 4.95 to 1 at fiscal 1996 year-end, compared to 8.33 to 1 at the end of fiscal 1995.

Excluding assets from the Litchfield Precision Components acquisition, net property, plant and equipment increased by $891,000 to $12,732,000 at September 30,1996 as fixed asset purchases were primarily offset by depreciation expenses for the year. Excluding intangible assets recorded as a result of the Litchfield Precision Components acquisition, intangible assets decreased $994,000 to $2,309,000 at September 30, 1996. The decrease was primarily due to the amortization and write off of InnoMedica intangibles.

Long-term debt, net of current maturities, decreased by $146,000 to $1,063,000 at September 30, 1996. The ratio of long-term debt to stockholders' equity was
 .02 at September 30, 1996, compared to .03 at the end of fiscal 1995.

Management believes that internally generated funds will provide adequate sources of funds to support projected working capital, capital expenditures and dividends in fiscal 1997.

FORWORD LOOKING STATEMENTS
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report and in the Company's Form 10-K and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forword-looking statements" that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing and a general downturn in the Company's principal market. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL DATA
                                                                           Page
Report of Independent Certified Public Accountants                         12

Consolidated Balance Sheets at September 30, 1996 and 1995                 13

Consolidated Statements of Operations for each of the three
years in the period ended September 30, 1996                               14

Consolidated Statements of Stockholders' Equity for each of
the three years in the period ended September 30, 1996                     15

Consolidated Statements of Cash Flows for each of the three
years in the period ended September 30, 1996                               16

Notes to Consolidated Financial Statements                                 17-22

Quarterly Financial Data (unaudited)                                       23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Innovex, Inc.


We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                          \s\ Grant Thornton LLP
Minneapolis, Minnesota
October 31, 1996


CONSOLIDATED BALANCE SHEETS
INNOVEX, INC. AND SUBSIDIARIES

                                                             September 30,
Assets                                                    1996          1995
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                           $ 5,635,534    $ 7,384,298
  Short-term investments                               16,140,000     15,130,000
  Accounts receivable, less allowance for doubtful
    accounts of $317,000 (1995 - $265,000)             12,034,349      5,787,282
  Inventories                                           5,570,582      2,191,345
  Other                                                 2,648,112      1,738,438
                                                      -----------    -----------
    Total current assets                               42,028,577     32,231,363

Property, plant and equipment - at cost:
  Land and land improvements                              556,851        456,851
  Buildings and leasehold improvements                  6,556,840      3,144,669
  Machinery and equipment                              12,614,217      8,484,536
  Office furniture and fixtures                         1,746,811      1,338,727
                                                      -----------    -----------
                                                       21,474,719     13,424,783
  Less accumulated depreciation and amortization        8,742,739      6,356,907
                                                      -----------    -----------
    Net property, plant and equipment                  12,731,980      7,067,876

Intangible assets, net of accumulated amortization
  of $2,317,000 (1995 - $1,008,000)                     2,308,737      1,979,244
Other assets                                            1,175,052          5,000
                                                      -----------    -----------
                                                      $58,244,346    $41,283,483
                                                      ===========    ===========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                $    96,000    $   358,000
  Accounts payable                                      3,581,628      1,486,154
  Accrued compensation                                  2,158,834      1,570,983
  Income taxes payable                                  1,809,038         60,360
  Other accrued liabilities                               841,150        393,870
                                                      -----------    -----------
    Total current liabilities                           8,486,650      3,869,367

Long-term debt, less current maturities                 1,063,253      1,172,798
Other long-term liabilities                               294,327        212,145

Stockholders' equity:
  Common stock, $.04 par value; 15,000,000 shares
    authorized, 7,110,627 shares issued and
    outstanding (1995 - 7,062,127)                        284,425        282,485
  Capital in excess of par value                        9,418,376      8,930,301
  Retained earnings                                    38,697,315     26,816,387
                                                      -----------    -----------
    Total stockholders' equity                         48,400,116     36,029,173
                                                      -----------    -----------
                                                      $58,244,346    $41,283,483
                                                      ===========    ===========

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
INNOVEX, INC. AND SUBSIDIARIES

                                                            For the years ended September 30,
                                                         1996              1995            1994
---------------------------------------------------------------------------------------------------
Net Sales                                           $ 69,570,222     $ 50,193,952     $ 30,564,009

Costs and Expenses:
  Cost of sales                                       42,592,404       28,630,985       20,472,507
  Selling, general and administrative                  6,066,278        4,726,920        3,695,091
  Engineering                                          2,508,277        2,464,242        1,428,442
  Interest expense                                       112,531          124,673          138,874
  Interest income                                       (935,809)        (789,392)        (453,152)
  Other expense                                          484,535          218,137          124,964
                                                    ------------     ------------     ------------
                                                      50,828,216       35,375,565       25,406,726
                                                    ------------     ------------     ------------

Income Before Provision For Income Taxes              18,742,006       14,818,387        5,157,283
Provision For Income Taxes                            (5,621,000)      (4,789,000)      (1,642,000)
                                                    ============     ============     ============
Net Income                                          $ 13,121,006     $ 10,029,387     $  3,515,283
                                                    ============     ============     ============

Net Income Per Share:
  Primary                                           $       1.81     $       1.40     $       0.52
                                                    ============     ============     ============
  Assuming full dilution                            $       1.81     $       1.39     $       0.52
                                                    ============     ============     ============

Common and Common Equivalent Shares Outstanding:
  Primary                                              7,237,890        7,160,753        6,779,394
  Assuming full dilution                               7,263,268        7,227,684        6,779,394

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INNOVEX, INC. AND SUBSIDIARIES

                                                                        Capital in                         Total
                                                           Common       Excess of        Retained        Stockholders'
For the years ended September 30, 1996, 1995, and 1994     Stock        Par Value        Earnings          Equity
-------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1993                           $    180,203     $  6,741,276     $ 15,326,452     $ 22,247,931

Shares issued through exercise of stock options               736           80,298                            81,034
Tax benefits derived from stock option plans                                44,000                            44,000
Dividends paid ($0.143 per share)                                                          (971,941)        (971,941)
Unrealized loss on available-for-sale securities                                           (200,000)        (200,000)
Net income                                                                                3,515,283        3,515,283
                                                     ------------     ------------     ------------     ------------
Balance at September 30, 1994                             180,939        6,865,574       17,669,794       24,716,307

Shares issued through exercise of stock options             8,460        1,082,351                         1,090,811
Tax benefits derived from stock option plans                             1,076,000                         1,076,000
Dividends paid ($0.157 per share)                                                        (1,082,794)      (1,082,794)
Change in unrealized loss on available-for-sale
  securities                                                                                200,000          200,000
Three-for-two stock split including $538 paid for
  fractional shares                                        93,086          (93,624)                             (538)
Net income                                                                               10,029,387       10,029,387
                                                     ------------     ------------     ------------     ------------
Balance at September 30, 1995                             282,485        8,930,301       26,816,387       36,029,173

Shares issued through exercise of stock options             1,940          283,075                           285,015
Tax benefits derived from stock option plans                               205,000                           205,000
Dividends paid ($0.175 per share)                                                        (1,240,078)      (1,240,078)
Net income                                                                               13,121,006       13,121,006
                                                     ------------     ------------     ------------     ------------
Balance at September 30, 1996                        $    284,425     $  9,418,376     $ 38,697,315     $ 48,400,116
                                                     ============     ============     ============     ============

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
INNOVEX, INC. AND SUBSIDIARIES

                                                               For the years ended September 30,
                                                             1996            1995              1994
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 13,121,006     $ 10,029,387     $  3,515,283
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          3,636,327        3,077,366        1,962,057
    Deferred income taxes                                   (557,816)        (190,050)         (67,447)
     Other non-cash items                                    676,784         (188,547)         248,834
    Changes in operating assets and liabilities, net of
        business acquisition:
          Accounts receivable                             (4,595,197)      (1,065,191)      (1,271,206)
          Inventories                                     (2,030,030)        (409,189)         614,604
          Other current assets                              (617,547)        (527,940)          77,302
          Accounts payable                                 1,089,475          466,258          483,048
          Other current liabilities                          431,229          203,937          467,348
          Income taxes payable                             1,953,678        1,029,173           (3,255)
                                                        ------------     ------------     ------------
Net cash provided by operating activities                 13,107,909       12,425,204        6,026,568

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (4,226,053)      (2,964,212)      (1,838,469)
  Business or product line acquisitions                   (7,389,990)        (310,698)      (1,985,703)
  Proceeds from sale of assets                                16,183            2,875        2,850,850
  Purchase of held-to-maturity securities                (15,360,000)     (16,700,000)      (6,513,661)
  Purchase of available-for-sale securities                     --               --         (2,783,125)
  Maturities of held-to-maturity securities               14,350,000        7,820,000        4,755,000
  Sale of available-for-sale securities                         --          5,735,705             --
  Other assets                                              (884,000)            --               --
                                                        ------------     ------------     ------------
Net cash used in investing activities                    (13,493,860)      (6,416,330)      (5,515,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (407,750)        (351,642)        (193,577)
  Proceeds from exercise of stock options                    285,015        1,090,811           81,034
  Dividends and stock split fractional shares paid        (1,240,078)      (1,083,332)        (971,941)
                                                        ------------     ------------     ------------
Net cash used in financing activities                     (1,362,813)        (344,163)      (1,084,484)
                                                        ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents          (1,748,764)       5,664,711         (573,024)
Cash and cash equivalents at beginning of year             7,384,298        1,719,587        2,292,611
                                                        ------------     ------------     ------------
Cash and cash equivalents at end of year                $  5,635,534     $  7,384,298     $  1,719,587
                                                        ============     ============     ============

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest was $125,000, $118,000 and $139,000 in 1996, 1995 and
1994, respectively.

Income tax payments were $4,225,000, $3,947,000 and $1,719,000 in 1996, 1995 and
1994, respectively.

Tax benefits derived from stock option plans totaling $205,000, $1,076,000 and $44,000 in 1996, 1995 and 1994, respectively, were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

During 1994, the Company reduced the carrying value of short-term investments, of which $315,000, less $115,000 of deferred income taxes, was reflected as a reduction of stockholders' equity. This reduction was reversed in 1995.

Liabilities of $1,814,000 were assumed as part of the May 1996 acquisition of Litchfield Precision Components.

The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES
September 30, 1996, 1995 and 1994

NOTE A. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company, through its Innovex Precision Products subsidiary, manufactures lead wire assemblies for disk drive heads. Its Litchfield Precision Components subsidiary manufactures flex circuits and chemically etched components for the medical, computer and communications industries. The Company also manufactures medical device components and software for document storage retrieval and management. Company customers are located throughout the United States and the pacific rim. The Company has manufacturing facilities in Bloomington, Hopkins, Litchfield and Montevideo, Minnesota.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled $4,124,000 and $2,984,000 at September 30, 1996 and 1995 and are recorded at cost which approximates market value. Debt and equity securities are classified as available-for-sale securities and held-to-maturity securities. The Company uses the specific identification method in determining realized gains and losses.

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

PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated service lives range from 2 to 30 years for buildings and leasehold improvements, from 2 to 7 years for machinery and equipment and from 3 to 7 years for office furniture and fixtures.

INTANGIBLE AND OTHER ASSETS - Intangible assets include goodwill, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives which range from three to fifteen years. Management reviews the valuation and amortization of goodwill on an ongoing basis. As part of this review, management estimates the value and future benefits of the net income to be generated by the product lines acquired to determine whether an impairment of goodwill has occurred.

Computer software development costs are capitalized, when applicable, to the extent they are incurred after the technological feasibility of the software has been determined and until the software is available for general release to customers. These costs are then amortized on a per unit sold basis or the straight-line method over the remaining estimated economic life of the product, whichever amount is greater. Unamortized capitalized software costs were $1,005,000 and $1,089,000 as of September 30, 1996 and 1995, respectively.
Capitalized software costs of $398,000 and $314,000 were amortized during the fiscal years ending September 30, 1996 and 1995, respectively.

INCOME TAXES - Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. The deferred income tax expense or benefit results from a change in the deferred tax assets and liabilities recorded.

NET INCOME PER SHARE - Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents, when dilutive, outstanding during the year.

RECLASSIFICATIONS - Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

REVENUE RECOGNITION - Sales are recorded at the time of shipment and provision for anticipated returns, net of exchanges, is recorded based on historical experience.

USE OF ESTIMATES - Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS - The Company is required to adopt two new accounting standards as of October 1, 1996. The first standard establishes guidance on when and how to measure impairment of long-lived assets and how to value long-lived assets to be disposed of. The second establishes accounting and reporting for stock-based compensation plans. The Company intends to continue to use the intrinsic value method, as permitted by the standard, while adding additional disclosures concerning its stock-based compensation plans. Management believes the adoption of these new standards will not have a material effect on the Company's financial statements.

NOTE B. - BUSINESS AND PRODUCT LINE ACQUISITIONS
On May 16, 1996, the Company purchased substantially all of the assets of Litchfield Precision Components, Inc. The purchase price of approximately $9,178,000 was in the form of $3,500,000 in cash and the assumption of specified liabilities amounting to $5,678,000. Approximately $4,000,000 of the assumed debt was paid off at the time of close. The acquisition has been accounted for as a purchase and, accordingly, the results of operations since acquisition are included in the accompanying financial statements. The purchase price and fair value of the assets acquired were as follows (in thousands of dollars):

         Current assets                              $3,081
         Property, plant and equipment                4,773
         Intangible assets                            1,324
                                                     ------
                                                     $9,178

The following unaudited pro forma results of operations for the years ended September 30, 1996 and 1995, assume the acquisition occurred as of October 1 of each year. The pro forma information includes adjustments for depreciation based on the fair market value of the property, plant and equipment acquired, amortization of intangibles arising from the transaction, the elimination of interest expense on debt paid off at the transaction close, the reduction of interest income on cash used to complete the acquisition and related changes in the provision for income tax expense (in thousands of dollars except per share amounts):

                                                 1996              1995
-------------------------------------------------------------------------
Net sales                                      $77,617           $61,706
Net income                                      13,190            10,292
Net income per share:
  Primary                                         1.82              1.44
  Assuming full dilution                          1.82              1.42

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the assumed dates, nor are they necessarily indicative of future operating results.

During 1994, the Company purchased a software product line for $835,600 which prepares indexes and abstracts of documents stored in computer hard drives and CD/ROM systems. The purchase agreement also requires the Company to pay a 15% royalty on product receipts up to a maximum of $4,500,000 and 7.5% of product receipts thereafter for a period of 5 years, subject to certain minimum royalty payment requirements necessary to maintain the exclusive rights to sell the product. Guaranteed minimum royalty payments of $715,000 are payable for each of the calendar years ended December 31, 1996 through 1998.

During 1994, the Company purchased a pacemaker lead wire product line consisting of inventory, equipment and certain technology for $1,100,000. The purchase agreement also required the Company to pay 75% of the product line gross revenues for one year. The Company capitalized these payments, totaling $586,000, as goodwill when the amounts became payable.


NOTE C. -SHORT TERM INVESTMENTS
The amortized cost, unrealized gains and losses and fair values of the Company's short term investments at September 30, 1996 and 1995 are summarized as follows (thousands of dollars):

                                  Amortized   Unrealized   Unrealized   Fair
                                  Cost        Gains        Losses       Value
                                  ---------   ----------   ----------   -------
September 30, 1996
Held-to-maturity securities:
Municipal obligation bonds        $16,140      $    63           --     $16,203
                                  =======      =======      =======     =======
September 30, 1995
Held-to-maturity securities:
Municipal obligation bonds        $15,130           --      $    11     $15,119
                                  =======      =======      =======     =======

As of September 30, 1996 and 1995, substantially all of the short term investments had maturities within one year. Sales of available-for-sale securities during fiscal 1995 of $5,736,000 resulted in the realization of a $278,000 loss. Of this loss, $218,000 was recognized in fiscal 1995 while the remaining $60,000 was recorded as a loss in fiscal 1994.

NOTE D. - INVENTORIES
Inventories are comprised of the following at September 30:
                                               1996              1995

Raw materials and purchased parts           $2,607,488        $  938,741
Work-in-process and finished goods           2,963,094         1,252,604
                                            ----------        ----------
                                            $5,570,582        $2,191,345
                                            ==========        ==========

NOTE E. - LONG-TERM DEBT
Long-term debt consists of the following at September 30:

                                                   1996             1995
-------------------------------------------------------------------------
Mortgage obligation (a)                       $  153,413       $  172,195
Installment promissory notes (b)                 146,949          162,872
Industrial development revenue note (c)          244,701          265,945
Mortgage obligation (d)                          598,534          629,984
Other                                             15,656          299,802
                                              ----------       ----------
                                               1,159,253        1,530,798
Less current maturities                           96,000          358,000
                                              ----------       ----------
                                              $1,063,253       $1,172,798

Long-term debt obligations (a) through (d) were used to finance expansions of the Montevideo manufacturing facilities and the purchase of the Hopkins facility and are collateralized by those facilities and certain assets at those facilities.

a. The note, due January 2003, is payable in monthly installments with interest at a fixed rate of 7% until January 1998 when the outstanding balance will be renewed at a rate of 1% over the prime rate.

b. The notes, due October 2003 and May 2004, are payable over fifteen years in monthly installments, with interest at a fixed rate of 5%.

c. The note is payable in monthly installments and matures in January 2005. The interest rate is currently fixed at 6.75% and will be adjusted to 1.75% below the reference interest rate in December 1999.

d. The note is payable in monthly installments and matures in March 2008. The interest rate is currently fixed at 7.5% and will be adjusted to 1.5% over the prime rate in February 1998 and 2003.

Aggregate maturities of long-term debt for the next five years are as follows:
1997 - $96,000; 1998 - $118,000; 1999 - $108,300; 2000 - $117,200; 2001 -
$125,600; thereafter - $594,153. The recorded value of long-term debt approximates fair market value.

NOTE F. - STOCKHOLDERS' EQUITY
Stock Split -
On May 3, 1995, the Company's Board of Directors declared a three-for-two split of the Company's common stock and increased the authorized shares from 10,000,000 to 15,000,000. The additional shares were distributed on May 31, 1995 to stockholders of record on May 16, 1995. All share and per share information throughout the financial statements has been restated to reflect this split.

Stock Option Plans -
The Company's 1983 Incentive Stock Option Plan provided for the issuance of 540,000 shares of common stock. As of September 30, 1995, no more options may be granted under this plan. Exercise of options granted under this plan is conditioned upon the grantee's continued employment by the Company. The Company's 1987 Employee Stock Option Plan provides for the issuance of 375,000 shares of common stock. Options granted under this plan may be qualified incentive or non-qualified stock options. The shareholders approved the Company's 1994 Stock Option Plan on March 7, 1995 providing for the issuance of 300,000 shares of common stock. On January 23, 1996, the shareholders approved an amendment to the plan providing for the issuance of an additional 300,000 shares of common stock. Options granted under this plan may be qualified incentive or non-qualified stock options. On April 18, 1996, the Board of Directors approved the 1996 Non-qualified Stock Option Plan which provides for the issuance of 135,000 shares of common stock. Options under this plan were issued to key employees of Litchfield Precision Components to ensure their continued employment after the acquisition of Litchfield Precision Components was completed.

The exercise price of the incentive stock options must be equal to the stock's fair market value on the date of grant. The exercise price of the non-qualified stock options may be less than the fair market value on the date of grant at the discretion of the plan's administrative committee. No significant amount of compensation expense has been recorded in 1996, 1995 or 1994 under the above noted plans.


A summary of stock option transactions is as follows:

                                                        Option Price                         Options
                                                           Range              Options       Available
                                                         Per Share          Outstanding     For Grant
------------------------------------------------------------------------------------------------------
Balance at October 1, 1993                                                     347,805        359,562
Granted                                               $0.667 - $6.917          176,139       (176,139)
Exercised                                              2.08  -  4.5            (27,600)          --
Expiration of the 1983 Incentive Stock Option Plan                               --           (60,750)
                                                      ----------------     -------------    ----------
Balance at September 30, 1994                                                  496,344        122,673

Approval of 1994 Stock Option Plan                                               --           300,000
Granted                                                0.667 - 17.4375         306,871       (306,871)
Forfeited                                              2.417 -  6.917          (79,800)        19,800
Exercised                                              0.667 -  6.917         (276,960)           --
                                                      ----------------     --------------    ---------
Balance at September 30, 1995                                                  446,455        135,602

Amendment of 1994 Stock Option Plan                                              --           300,000
Approval of 1996 Non-qualified Stock Option Plan                                 --           135,000
Granted                                               13.625 - 17.625          174,000       (174,000)
Forfeited                                              4.5   - 17.4375         (38,200)        35,800
Exercised                                              2.5   - 17.4375         (48,500)          --
                                                      ----------------     --------------    ---------
Balance at September 30, 1996                                                  533,755        432,402
                                                                           ===========================

Options exercisable at September 30, 1996             $0.667 -$17.4375        123,655
                                                                           ==============

NOTE G. - INCOME TAXES
The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30,
                                           1996        1995          1994
--------------------------------------------------------------------------

Federal statutory rate                     34.0%        34.0%        34.0%
State income taxes, net of federal
 income tax benefit                         2.4          2.3          2.4
FSC benefit                                (6.0)        (5.6)        (6.8)
Other                                      (0.4)         1.6          2.2
                                           -----        -----        -----
                                           30.0%        32.3%        31.8%
                                           =====        =====        =====

Components of the provision for income taxes are as follows for the years ended September 30 (thousands of dollars):
                                           1996        1995          1994
---------------------------------------------------------------------------
Current:
Federal                                 $ 5,509      $ 4,451      $  1,523
State                                       670          528           186
                                        -------      -------      --------
                                          6,179        4,979         1,709
Deferred                                   (558)        (190)          (67)
                                        -------      -------      --------
                                        $ 5,621      $ 4,789      $  1,642
                                        =======      =======      ========

Deferred tax assets (liabilities) are comprised of the following at September 30 (thousands of dollars):
                                           1996        1995
---------------------------------------------------------------------------
Current deferred tax assets:
Inventories                             $   272      $   153
Receivables                                 129          126
Compensation and benefits                   164          100
                                        -------      --------
                                        $   565      $   379
                                        =======      ========

Long term deferred tax assets
(liabilities) - net:
 Accelerated depreciation               $  (136)     $  (172)
 Intangibles                                315           40
 Compensation                               107           46
                                        -------      --------
                                        $   286      $   (86)
                                        =======      ========

No valuation allowance was considered necessary for deferred tax assets at September 30, 1996 or 1995.


NOTE H. - RETIREMENT AND PROFIT-SHARING PLANS
The Company sponsors a 401K retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. Company contributions were approximately $286,000, $198,000 and $167,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

NOTE I. - RESEARCH AND DEVELOPMENT COSTS
The Company incurred research and development costs of $813,000, $699,000 and $462,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

NOTE J. - BUSINESS SEGMENT INFORMATION
The Company currently classifies its manufactured products into two core business segments: (i) Precision Products manufactures and markets lead wire assemblies and other related products primarily for the computer disk drive market and (ii) Litchfield Precision Components manufactures and markets flex circuits and chemically etched parts for the medical, computer and communications industries. The remainder of the Company's business includes the operations of its InnoMedica Division which manufactures medical device components and its Iconovex Division which develops and markets software for document storage retrieval and management. The identification of the Company's segments was determined principally by the nature of the products produced and technology utilized.

Net sales represent sales to unaffiliated customers and intersegment sales. Operating profit is total revenue less operating expenses. Non-operating income includes interest income and expense and miscellaneous income and expense. Identifiable assets are those that are used in the Company's operations in each segment, net of intercompany balances. Capital expenditures include additions to property, plant, and equipment and capitalized software.


For the years ended September 30,                    1996             1995            1994
----------------------------------------------------------------------------------------------
Net Sales:
  Precision Products                            $ 62,028,814     $ 48,201,301     $ 29,944,818
  Litchfield Precision Components                  5,903,704             --               --
  Corporate and Other                              2,053,669        1,992,651          619,191
  less intersegment sales elimination               (415,965)            --               --
                                                ------------     ------------     ------------
Total net sales                                 $ 69,570,222     $ 50,193,952     $ 30,564,009
                                                ============     ============     ============

Operating Profit and Income Before Provision
  For Income Taxes:
    Precision Products                          $ 22,876,426     $ 19,043,182     $  7,515,129
    Litchfield Precision Components                1,185,858             --               --
    Corporate and Other                           (5,652,021)      (4,671,377)      (2,547,160)
    less intersegment elimination                     (7,000)            --               --
                                                ------------     ------------     ------------
Operating profit                                  18,403,263       14,371,805        4,967,969
  Non-operating income, net                          338,743          446,582          189,314
                                                ------------     ------------     ------------
Total income before provision for income
taxes                                           $ 18,742,006     $ 14,818,387     $  5,157,283
                                                ============     ============     ============

Identifiable Assets:
  Precision Products                            $ 21,011,764     $ 13,085,777     $ 11,657,401
  Litchfield Precision Components                  9,405,888             --               --
  Corporate and Other                             27,826,694       28,197,706       18,277,023
                                                ------------     ------------     ------------
Total identifiable assets                       $ 58,244,346     $ 41,283,483     $ 29,934,424
                                                ============     ============     ============

Capital Expenditures:
  Precision Products                            $  3,515,282     $  2,366,196     $    757,136
  Litchfield Precision Components                    214,730             --               --
  Corporate and Other                                496,041          598,016        1,081,333
                                                ------------     ------------     ------------
Total capital expenditures                      $  4,226,053     $  2,964,212     $  1,838,469
                                                ============     ============     ============

Depreciation and Amortization:
  Precision Products                            $  2,181,315     $  1,835,671     $  1,551,211
  Litchfield Precision Components                    237,802             --               --
  Corporate and Other                              1,217,210        1,241,695          410,846
                                                ------------     ------------     ------------
Total depreciation and amortization             $  3,636,327     $  3,077,366     $  1,962,057
                                                ============     ============     ============

The Company has no foreign-based operations; however, the Company utilizes subcontractors in Thailand and China for a portion of the fine wire assembly. The Company had aggregate export sales of $51,467,000, $39,718,000 and $23,766,000 for the years ending September 30, 1996, 1995 and 1994, respectively, principally to pacific rim customers.

Revenues from five customers made up a significant portion of the Company's total net sales during the years ending September 30:

                                 1996   1995   1994
----------------------------------------------------
                    Customer A    31%    29%    31%
                    Customer B    18     21     24
                    Customer C    16     11      8
                    Customer D     9     11      9
                    Customer E     8     10     10

Accounts receivable from the above five customers also make up a significant portion of the Company's accounts receivable at September 30, 1996 and 1995.


QUARTERLY FINANCIAL DATA
(Unaudited)

1996                                    1st Quarter    2nd Quarter     3rd Quarter     4th Quarter          Year
--------------------------------------------------------------------------------------------------------------------
Net sales                               $13,111,707    $14,674,457     $19,254,632     $22,529,426       $69,570,222
Gross profit                              5,516,232      6,014,066       7,294,617       8,152,903        26,977,818
Net income                                2,751,191      2,956,264       3,562,134       3,851,417        13,121,006
Net income per share:
  Primary                                     $0.38          $0.41           $0.49           $0.53             $1.81
  Assuming full dilution                      $0.38          $0.41           $0.49           $0.53             $1.81

1995                                     1st Quarter   2nd Quarter     3rd Quarter     4th Quarter          Year
--------------------------------------------------------------------------------------------------------------------
Net sales                                $9,975,859    $11,692,830     $14,025,617     $14,499,646       $50,193,952
Gross profit                              3,886,818      4,903,343       6,265,596       6,507,210        21,562,967
Net income                                1,556,513      2,182,826       2,954,692       3,335,356        10,029,387
Net income per share:*
  Primary                                     $0.23          $0.31           $0.41           $0.46             $1.40
  Assuming full dilution                      $0.22          $0.31           $0.41           $0.46             $1.39


* Net income per share amounts have been restated to reflect a three-for-two stock split distributed May 31, 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about December 17, 1996, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I, Item 4A hereto.


ITEM 11.  EXECUTIVE COMPENSATION
Reference is made to the section entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the Shareholders on or about December 17, 1996, and filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 17, 1996, and filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to the section entitled "Certain Transactions" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 17, 1996, and filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial Statements                                                                             Page Numbers
                  --------------------                                                                             ------------
                  The following Consolidated Financial Statements of the Registrant, Innovex Inc. and subsidiaries, are included in Item 8.

                  Consolidated Balance Sheets at September 30, 1996 and 1995                                            13
                  Consolidated Statements of Operations for each of the three years in the period ended
                            September 30, 1996                                                                          14
                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
                            September 30, 1996                                                                          15
                  Consolidated Statements of Cash Flows for each of the three years in the period ended
                            September 30, 1996                                                                          16
                  Notes to Consolidated Financial Statements                                                            17-22

         (2)      Financial Statement Schedules
                  -----------------------------

                  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

         (3)      Exhibits                                                                                         Page Numbers
                  --------                                                                                         ------------

          3(a)    Articles of Incorporation, as amended are incorporated by reference to Exhibit 3 of the
                   Registrant's Form 10Q for the Quarter Ended March 31, 1988.
          3(b)    Bylaws, as amended are incorporated by reference to Exhibit 3(b) of the Registrant's Form S-1
                   Registration Statement dated June 19, 1986, (Commission File No. 33-6594).
         10(a)    1983 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 4(a) of the
                    Registrant's Form S-8 dated June 3, 1987 (Commission File No. 33-14776).
         10(b)    1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the
                   Registrant's Form S-8 dated March 17, 1989 (Commission File No. 33-27530).
         10(c)    Innovex, Inc. & Subsidiaries Employees' Retirement Plan is incorporated by reference to Exhibit
                   10(i) of the Registrant's Form 10-K for the Year Ended September 30, 1992.
         10(d)    Office/Warehouse Lease dated November 2, 1993 for Bloomington building between the
                   Northwestern Mutual Life Insurance Company as lessor and Innovex, Inc. is incorporated by reference to Exhibit 10(g) of the Registrant's Form 10-K for the Year Ended September 30, 1993.
         10(e)    1994 Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Quarter Ended March 31, 1995.
         10(f)    Sublease dated March 29, 1995 for Bloomington office space between John Alden Life Insurance
                   Company and Innovex, Inc. is incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the Year Ended September 30, 1995.
         10(g)    Form of Employment Agreement between certain executive officers and the Company.                      28-30
         11       Computation of per share income.                                                                      31
         22       Subsidiaries of Registrant.                                                                           32
         23       Consent of Grant Thornton LLP.                                                                        33
         27       Financial Data Schedule.                                                                              34


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

                                       INNOVEX, INC.


                                       By  \s\ Thomas W. Haley
                                            ------------------------------------
                                            Thomas W. Haley
                                            Chairman and Chief Executive Officer

Date December 13, 1996                 By  \s\ Douglas W. Keller
                                            ------------------------------------
                                            Douglas W. Keller
                                            Vice President, Finance


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of December, 1996.


\s\ Thomas W. Haley      Chairman and Chief Executive Officer
Thomas W. Haley          and Director
                         (principal executive officer)

\s\ Douglas W. Keller    Vice President, Finance
Douglas W. Keller        (principal financial officer)

_________________        Director
Gerald M. Bestler

\s\ Mary E. Curtin       Vice President, General Counsel, Secretary and Director
Mary E. Curtin

\s\ Willis K. Drake      Director
Willis K. Drake

_________________        Director
William J. Miller

_________________        Director
Michael C. Slagle

\s\ Bernt M. Tessem      Director
Bernt M. Tessem