Form 10-Q
period 1996-12-31
INNOVEX INC
filed 1997-02-12
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended December 31, 1996.

                                       OR

[] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

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

Yes - X           No

As of February 3, 1997, 14,362,034 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 10





PART 1:   ITEM  1             FINANCIAL INFORMATION



INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      December 31, September 30,
                                                                          1996         1996
                                                                      -----------   -----------
ASSETS                                                                (Unaudited)    (Audited)
Current assets:
    Cash and cash equivalents                                         $ 4,407,028   $ 5,635,534
    Short-term investments                                             19,540,000    16,140,000
    Accounts receivable, less allowance for
         doubtful accounts of $342,000 and $317,000)                   17,714,303    12,034,349
    Inventories                                                         6,272,178     5,570,582
    Other current assets                                                2,540,033     2,648,112
                                                                      -----------   -----------
          Total current assets                                         50,473,542    42,028,577

Property, plant and equipment, net of accumulated depreciation
    of $9,573,000 and $8,743,000                                       13,460,795    12,731,980
Intangible assets, net of amortization of $2,468,000 and $2,317,000     2,207,328     2,308,737
Other assets                                                              291,052     1,175,052
                                                                      -----------   -----------
                                                                      $66,432,717   $58,244,346
                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                              $    96,000   $    96,000
    Accounts payable                                                    5,499,055     3,581,628
    Accrued compensation                                                1,445,027     2,158,834
    Income taxes payable                                                2,342,745     1,809,038
    Other accrued liabilities                                             844,939       841,150
                                                                      -----------   -----------
        Total current liabilities                                      10,227,766     8,486,650

Long-term debt                                                          1,037,861     1,063,253
Other long-term liabilities                                               299,252       294,327
Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,311,434 and 14,221,254 shares issued and outstanding           572,457       284,425
    Capital in excess of par value                                      9,580,603     9,418,376
    Retained earnings                                                  44,714,778    38,697,315
                                                                      -----------   -----------
         Total stockholders' equity                                    54,867,838    48,400,116
                                                                      -----------   -----------
                                                                      $66,432,717   $58,244,346
                                                                      ===========   ===========


See accompanying notes.





INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     Three Months Ended December 31,
                                                       1996            1995
                                                   ------------    ------------
Net sales                                          $ 29,311,887    $ 13,111,707
Costs and expenses:
    Cost of sales                                    17,204,240       7,595,475
    Selling, general and administrative               2,403,125       1,203,795
    Engineering                                         873,928         586,791
    Net interest and other (income) expense            (224,752)       (204,545)
                                                   ------------    ------------
Income before taxes                                   9,055,346       3,930,191
Provision for income taxes                            2,717,000       1,179,000
                                                   ------------    ------------
Net income                                         $  6,338,346    $  2,751,191
                                                   ============    ============

Primary and fully dilutive net income per share:   $       0.42    $       0.19
                                                   ============    ============

Common and common equivalent shares outstanding:
         Primary                                     15,000,557      14,503,914
                                                   ============    ============
         Assuming full dilution                      15,199,535      14,503,914
                                                   ============    ============



See accompanying notes.




INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Three Months Ended December 31,
                                                                  1996           1995
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 6,338,346    $ 2,751,191
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               1,049,199        808,270
    Other non-cash charges (credits)                                3,777            514
Changes in operating assets and liabilities:
        Accounts receivable                                    (5,679,954)      (536,917)
        Inventories                                              (701,596)      (244,518)
        Other current assets                                      108,079       (230,474)
        Accounts payable                                        1,917,427        (14,018)
        Other liabilities                                        (705,093)      (772,230)
        Income taxes payable                                      533,707      1,023,764
                                                              -----------    -----------
Net cash provided by (used in) operating activities             2,863,892      2,785,582

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (1,680,382)      (845,410)
    Proceeds from sale of investment in limited partnership       884,000           --
    Proceeds from sale of assets                                     --           11,500
    Purchase of held-to-maturity securities                    (7,190,000)    (5,075,000)
    Maturities of held-to-maturity securities                   3,790,000      2,100,000
                                                              -----------    -----------
Net cash provided by (used in) investing activities            (4,196,382)    (3,808,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                          (25,392)       (26,686)
    Proceeds from exercise of stock options                       450,259         83,004
    Dividends paid                                               (320,883)      (282,965)
                                                              -----------    -----------
Net cash provided by (used in) financing activities               103,984       (226,647)

Increase (decrease) in cash and cash equivalents               (1,228,506)    (1,249,975)

Cash and cash equivalents at beginning of year                  5,635,534      7,384,298
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $ 4,407,028    $ 6,134,323
                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $20,000 and $26,000 in 1996 and 1995, respectively.

Income tax payments were $876,000 and $155,000 in 1996 and 1995, respectively.




See accompanying notes.


INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 1996.

NOTE 2 - TWO FOR ONE STOCK SPLIT
         All share and per share information for prior periods has been adjusted to reflect a two for one stock split effective on December 23, 1996.


PART I:    ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Innovex, Inc. and its subsidiaries (the Company) operate through four divisions, Precision Products, Litchfield Precision Components, InnoMedica and Iconovex. Each division has its own administrative, engineering, manufacturing and marketing organizations.

         The largest division, Precision Products, develops, engineers and manufactures specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market are the Division's primary product.

         The Litchfield Precision Components Division (LPC) designs and manufactures highly complex flexible circuitry and chemically machined components. Approximately 40% of LPC's sales are medical product applications, 40% are computer and computer peripheral applications with the remaining 20% primarily being communications industry or other applications.

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex is responsible for the further development and marketing of a document handling software product which was purchased in November 1993. The purchased software prepares indexes and abstracts of documents stored on electronic media. The initial application derived from the purchased software, Indexicon, was designed for use on personal computers and began shipping in fiscal 1994. Another product, AnchorPage, was released in fiscal 1995. AnchorPage enables Internet World Wide Web sites to provide their users access to web site information automatically using conceptual navigational techniques. The Division's newest product, EchoSearch, was released during the fiscal 1996 fourth quarter. EchoSearch, is a desktop based tool for browsers of the World Wide Web which enables users to simultaneously query multiple search engines. The search responses are indexed and abstracted to present the user a condensed view that improves both the speed and accuracy of the search. The Division intends to focus future attention on licensing its technology to OEM software developers.

         InnoMedica was formed late in fiscal 1993 to further develop the Company's medical business. In line with this strategy, the Company acquired Daig Corporation's pacemaker lead wire and adapter product line in September 1993 and Possis Medical, Inc's pacemaker lead wire product line in March 1994. Revenue generated by this division should continue to increase throughout fiscal 1997 as its customer base expands.

RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $29,312,000 for the quarter, up 124% from $13,112,000 reported in fiscal 1996. The increase was due to the continued strong demand for lead wire assemblies caused by increased demand for disk drives and the addition of sales from the May 16, 1996 LPC acquisition. Also contributing to the sales increase was an increasing portion of high end MR lead wire assemblies being included in the product mix, partially as a result of the success of Innovex's new WAT technology. These MR lead wire assemblies have a higher value added content and sell for a higher price than the low end inductive assemblies. The lead wire assembly demand is expected to remain strong throughout the remainder of the fiscal year with an increasing portion of the lead wire sales being the high end MR products. The LPC acquisition should also continue to contribute to an increase in sales for the remainder of the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the quarter remained relatively stable at 41% as compared to 42% reported for the same period last year. Gross margins for the existing lead wire assembly business should remain relatively stable for the remainder of the fiscal year due to expected continued strong demand.

OPERATING EXPENSES

         Operating expenses were 11.2% of sales for the current quarter, improved from 13.7% in the prior year's first quarter. The decrease in operating expenses as a percent of sales for the current year is primarily due to the increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased primarily due to the inclusion of operating costs from LPC which was acquired on May 16, 1996 and the adding of infrastructure to handle the higher level of activity. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $8,831,000 in the current quarter was up 137% from the $3,726,000 profit for the prior year first quarter. This is primarily the result of the increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong due to the continued high demand for thin-film lead wire assemblies and the inclusion of LPC's operating results. Revenues from the Company's Iconovex and InnoMedica Divisions are expected to continue to increase; however, they will remain a small portion of the Company's total sales. Although both divisions are currently generating operating losses, InnoMedica is expected to be operating at a profitable level by the end of the fiscal year.

NET INCOME

         Consolidated net income for the fiscal 1997 first quarter was $6,338,000 or $0.42 per share as compared to $2,751,000 or $0.19 per share for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $23.9 million at December 31, 1996 from $21.8 million at September 30, 1996. This increase was primarily due to income generated from operating activities.

         Accounts receivable at December 31, 1996 increased by $5,680,000 from September 30, 1996 due to the increased level of sales at the end of the quarter. Inventory increased by $702,000 from September 30, 1996 to support the increased level of activity and the start up of a new sub-contractor in China.

         Working capital totaled $40.2 million and $33.5 million at December 31, 1996 and September 30, 1996, respectively. The increase is primarily due to the increase in accounts receivable.

         Since September 30, 1996, the Company has invested over $1.6 million in property, plant and equipment. These additions include equipment to expand and further automate the lead wire assembly production process and computer equipment and software.

         Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1997.

FORWARD LOOKING STATEMENTS

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in letters to shareholders, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for historical information contained herein and therein, are "foreword looking statements" that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing and a general downturn in the Company's principal market. The Company disclaims any obligation subsequently to revise any foreword looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.


PART II - OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits
           3a     Restated Articles of Incorporation
           11     Computation of Per Share Net Income
           27     Financial Data Schedule

b)       Reports on Form 8-K

                  None.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INNOVEX, INC.
                                                     Registrant

Date:   February 13, 1997

                                                     By  \s\ Thomas W. Haley
                                                     ---------------------------
                                                     Thomas W. Haley
                                                     Chief Executive Officer




                                                     By  \s\ Douglas W. Keller
                                                     ---------------------------
                                                     Douglas W. Keller
                                                     Vice President, Finance



                                INDEX TO EXHIBITS

Exhibits                                                                Page

3a       Restated Articles of Incorporation                             11-15

11       Computation of Per Share Net Income                            16

27       Financial Data Schedule                                        17