Form 10-Q
period 1997-03-31
INNOVEX INC
filed 1997-05-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 1997.

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

Yes - X           No

As of May 2, 1997, 14,422,034 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 10




PART 1:   ITEM 1                  FINANCIAL INFORMATION


INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,         September 30,
                                                                                1997                1996
ASSETS                                                                      (Unaudited)           (Audited)
                                                                            -----------         -----------
Current assets:
    Cash and cash equivalents                                               $ 7,926,665         $ 5,635,534
    Short-term investments                                                   20,740,000          16,140,000
    Accounts receivable, less allowance for
         doubtful accounts of $484,000 and $317,000                          21,836,555          12,034,349
    Inventories                                                               6,930,947           5,570,582
    Other current assets                                                      2,590,697           2,648,112
                                                                            -----------         -----------
          Total current assets                                               60,024,864          42,028,577

Property, plant and equipment, net of accumulated depreciation
    of $10,566,000 and $8,743,000                                            15,674,335          12,731,980
Intangible assets, net of amortization of $2,668,000 and $2,317,000           2,105,868           2,308,737
Other assets                                                                    291,052           1,175,052
                                                                            -----------         -----------
                                                                            $78,096,119         $58,244,346
                                                                            ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                    $    96,000         $    96,000
    Accounts payable                                                          4,634,872           3,581,628
    Accrued compensation                                                      2,579,938           2,158,834
    Income taxes payable                                                      3,826,744           1,809,038
    Other accrued liabilities                                                   910,942             841,150
                                                                            -----------         -----------
        Total current liabilities                                            12,048,496           8,486,650

Long-term debt                                                                1,010,945           1,063,253
Other long-term liabilities                                                     304,181             294,327
Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,364,734 and 14,221,254 shares issued and outstanding                 574,589             284,425
    Capital in excess of par value                                            9,817,681           9,418,376
    Retained earnings                                                        54,340,227          38,697,315
                                                                            -----------         -----------
         Total stockholders' equity                                          64,732,497          48,400,116
                                                                            -----------         -----------
                                                                            $78,096,119         $58,244,346
                                                                            ===========         ===========

See accompanying notes.




INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            Three Months Ended March 31,
                                                             1997                  1996
                                                         ------------          ------------
Net sales                                                $ 38,388,938          $ 14,674,457
Costs and expenses:
    Cost of sales                                          20,807,085             8,660,391
    Selling, general and administrative                     2,624,004             1,352,365
    Engineering                                               858,894               628,932
    Net interest and other (income) expense                  (267,414)             (191,495)
                                                         ------------          ------------
Income before taxes                                        14,366,369             4,224,264
Provision for income taxes                                  4,310,000             1,268,000
                                                         ------------          ------------
Net income                                               $ 10,056,369          $  2,956,264
                                                         ============          ============


Primary and fully dilutive net income per share:         $       0.66          $       0.21
                                                         ============          ============

Common and common equivalent shares outstanding:
         Primary                                           15,222,364            14,414,070
                                                         ============          ============
         Assuming full dilution                            15,222,364            14,414,070
                                                         ============          ============


                                                             Six Months Ended March 31,
                                                             1997                  1996
                                                         ------------          ------------

Net sales                                                $ 67,700,825          $ 27,786,164
Costs and expenses:
    Cost of sales                                          38,011,325            16,255,866
    Selling, general and administrative                     5,027,129             2,556,160
    Engineering                                             1,732,822             1,215,723
    Net interest and other (income) expense                  (492,166)             (396,040)
                                                         ------------          ------------
Income before taxes                                        23,421,715             8,154,455
Provision for income taxes                                  7,027,000             2,447,000
                                                         ------------          ------------
Net income                                               $ 16,394,715          $  5,707,455
                                                         ============          ============


Primary and fully dilutive net income per share:         $       1.08          $       0.39
                                                         ============          ============

Common and common equivalent shares outstanding:
         Primary                                           15,125,297            14,457,730
                                                         ============          ============
         Assuming full dilution                            15,193,385            14,457,730
                                                         ============          ============

See accompanying notes.




INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                   Six Months Ended March 31,
                                                                                  1997                  1996
                                                                              ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 16,394,715          $  5,707,455
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                2,250,451             1,630,843
    Other non-cash charges (credits)                                                60,262                 4,900
Changes in operating assets and liabilities:
        Accounts receivable                                                     (9,802,206)           (1,572,723)
        Inventories                                                             (1,360,365)           (1,002,108)
        Other current assets                                                        57,415              (501,946)
        Accounts payable                                                         1,053,244               254,954
        Other liabilities                                                          500,750              (514,943)
        Income taxes payable                                                     2,017,706             1,161,514
                                                                              ------------          ------------
Net cash provided by (used in) operating activities                             11,171,972             5,167,946

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (5,100,781)           (1,763,695)
    Proceeds from sale of investment in limited partnership                        884,000                  --
    Proceeds from sale of assets                                                    50,583                13,137
    Purchase of held-to-maturity securities                                    (11,140,000)           (6,875,000)
    Maturities of held-to-maturity securities                                    6,540,000             4,240,000
                                                                              ------------          ------------
Net cash provided by (used in) investing activities                             (8,766,198)           (4,385,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                           (52,308)             (303,777)
    Proceeds from exercise of stock options                                        689,469                87,154
    Dividends paid                                                                (751,804)             (601,301)
                                                                              ------------          ------------
Net cash provided by (used in) financing activities                               (114,643)             (817,924)

Increase (decrease) in cash and cash equivalents                                 2,291,131               (35,536)

Cash and cash equivalents at beginning of year                                   5,635,534             7,384,298
                                                                              ------------          ------------

Cash and cash equivalents at end of period                                    $  7,926,665          $  7,348,762
                                                                              ============          ============

SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $40,000 and $44,000 in 1997 and 1996, respectively.

Income tax payments were $5,246,000 and $1,285,000 in 1997 and 1996, respectively.


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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
         The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard for the quarters ended March 31, 1997 and 1996 would be basic earnings per share of $0.70 and $0.21 and diluted earnings per share of $0.66 and $0.21. The pro forma effect of adopting the new standard for the six month periods ended March 31, 1997 and 1996 would be basic earnings per share of $1.15 and $0.40 and diluted earnings per share of $1.08 and $0.39.

NOTE 3 - TWO FOR ONE STOCK SPLIT
         All share and per share information for prior periods has been adjusted to reflect a two for one stock split effective on December 23, 1996.


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

         The Litchfield Precision Components Division (LPC) designs and manufactures highly complex flexible circuitry and chemically machined components. Approximately 30% of LPC's sales are medical product applications, 50% are computer and computer peripheral applications with the remaining 20% being other applications.

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex is responsible for the further development and marketing of a document handling software product which was purchased in November 1993. The purchased software prepares indexes and abstracts of documents stored on electronic media. The initial application derived from the purchased software, Indexicon, was designed for use on personal computers and began shipping in fiscal 1994. Another product, AnchorPage, was released in fiscal 1995. AnchorPage enables Internet World Wide Web sites to provide their users access to web site information automatically using conceptual navigational techniques. The Division's newest product, EchoSearch, was released during the fiscal 1996 fourth quarter. EchoSearch, is a desktop based tool for browsers of the World Wide Web which enables users to simultaneously query multiple search engines. The search responses are indexed and abstracted to present the user a condensed view that improves both the speed and accuracy of the search. The Division intends to locate either a marketing partner, buyer or licensee for its technology prior to the end of the fiscal year.

         InnoMedica was formed late in fiscal 1993 to further develop the Company's medical business. In line with this strategy, the Company acquired Daig Corporation's pacemaker lead wire and adapter product line in September 1993 and Possis Medical, Inc.'s pacemaker lead wire product line in March 1994.

RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $38,389,000 for the quarter, up 162% from $14,674,000 reported in fiscal 1996. Sales of $67,701,000 for the six months ended March 31, 1997 increased 144% from the prior year period. The increases were due to the continued strong demand for lead wire assemblies caused by increased demand for disk drives and the addition of sales from the May 16, 1996 LPC acquisition. Also contributing to the sales increase was an increasing portion of high end MR lead wire assemblies being included in the product mix. These MR lead wire assemblies have a higher value added content and sell for a higher price than the low end inductive assemblies. The lead wire assembly demand is expected to remain strong throughout the remainder of the fiscal year with an increasing portion of the lead wire sales being the high end MR products. The LPC acquisition should also continue to contribute to an increase in sales for the remainder of the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the quarter increased to 46%, up from the 41% reported for the same period last year. The gross margin percent for the first six months increased to 44% from the 41% reported last year. Gross margin percents increased primarily due to the growth in sales volume increasing faster than the related overhead costs causing an increased leverage of those costs. As a result of the heavy demand for lead wire assemblies, there has been very little pricing pressure. Although demand is projected to remain strong, gross margin percents are expected to moderate over the remainder of the fiscal year as lead wire assembly capacity expands to meet demand.

OPERATING EXPENSES

         Operating expenses were 9.1% of sales for the current quarter, improved from 13.5% in the prior year's second quarter. Operating expenses for the first six months of fiscal 1997 were 10.0%, down from 13.6% for the prior year's first six months. The decrease in operating expenses as a percent of sales for the current year is primarily due to the increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased primarily due to the inclusion of operating costs from LPC which was acquired on May 16, 1996 and the adding of infrastructure to handle the higher level of activity. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $14,099,000 in the current quarter was up 250% from the $4,033,000 profit for the prior year second quarter. Consolidated operating profit for the first six months was $22,930,000 versus $7,758,000 for the same period last year. This is primarily the result of the increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong due to the continued high demand for thin-film lead wire assemblies and the inclusion of LPC's operating results. Revenues from the Company's Iconovex and InnoMedica Divisions remain a small portion of the Company's total sales. Iconovex continues to operate at a loss and is not expected to improve significantly for the remainder of the fiscal year. InnoMedica generated a small operating profit during the second quarter but is expected to operate at a loss for the remainder of the fiscal year.

NET INCOME

         Consolidated net income for the fiscal 1997 second quarter was $10,056,000 or $0.66 per share as compared to $2,956,000 or $0.21 per share for the prior year second quarter. Consolidated net income for the first six months of fiscal 1997 was $16,395,000 or $1.08 per share versus $5,707,000 or $0.39 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $28.7 million at March 31, 1997 from $21.8 million at September 30, 1996. This increase was primarily due to income generated from operating activities.

         Accounts receivable at March 31, 1997 increased by $9,802,000 from September 30, 1996 due to the increased level of sales. Inventory increased by $1,360,000 from September 30, 1996 to support the increased level of activity and the start up of a new sub-contractor in China.

         Working capital totaled $48.0 million and $33.5 million at March 31, 1997 and September 30, 1996, respectively. The increase is primarily due to the increase in cash and short term investments, accounts receivable and inventory.

         Since September 30, 1996, the Company has invested over $5.1 million in capital expenditures. These additions include equipment to expand and further automate the lead wire assembly production process and computer equipment and software.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 21, 1997. There were 7,147,177 shares of common stock entitled to vote at the meeting and a total of 6,276,419 shares were represented at the meeting.

b) Seven directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                      For              Against
                                      ---              -------
         Gerald M. Bestler          6,258,138          18,281
         Mary E. Curtin             6,255,348          21,071
         Willis K. Drake            6,256,838          19,581
         Thomas W. Haley            6,260,496          15,923
         William J. Miller          6,250,729          25,690
         Michael C. Slagle          6,256,596          19,823
         Bernt M. Tessem            6,258,322          18,097

c)      Other matters voted on at the meeting:

         Proposal #2. A proposal was made to ratify and approve an amendment to the Company's 1987 Stock Option Plan to provide for the automatic grant of an option to purchase 1,000 shares to each director upon election and upon each subsequent re-election. Shares were voted as follows:

            For            Against        Abstain           Broker Non-vote
            ---            -------        -------           ---------------
         5,042,652        1,108,411        67,453               57,903

         Proposal #3. A proposal was made to ratify and approve an amendment to the Company's 1994 Stock Option Plan to continue to qualify it under
         Section 162(m) of the Internal Revenue Code of 1986, as amended, and the associated regulations. Shares were voted as follows:

            For            Against        Abstain           Broker Non-vote
           ----            -------        -------           ---------------
         5,961,126          31,373         57,060               226,860

         Proposal #4. A proposal was made to approve the selection of the Company's independent auditors for the current fiscal year. Shares were voted as follows:

              For            Against        Abstain
             ----            -------        -------
            6,214,735        11,606         50,078


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits
           10.1   Lease Agreement Between Karon-Barenbaum LLC and Innovex, Inc.
           11     Computation of Per Share Net Income
           27     Financial Data Schedule

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

Date:   May 15, 1997

                                                     By  \s\ Thomas W. Haley
                                                     Thomas W. Haley
                                                     Chief Executive Officer




                                                     By  \s\ Douglas W. Keller
                                                     Douglas W. Keller
                                                     Vice President, Finance



                                    INDEX TO EXHIBITS

Exhibits                                                                  Page

10.1     Lease Agreement Between Karon-Barenbaum LLC and Innovex, Inc.    11-35

11       Computation of Per Share Net Income                                 36

27       Financial Data Schedule                                             37