Form 10-Q
period 1997-06-30
INNOVEX INC
filed 1997-08-12
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended June 30, 1997.

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

Yes - X      No

As of July 28, 1997, 14,584,304 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 9

PART 1:  ITEM 1

                             FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,    September 30,
                                                                       1997         1996
ASSETS                                                             (Unaudited)    (Audited)
                                                                   -----------   -----------
Current assets:
    Cash and cash equivalents                                      $10,062,684   $ 5,635,534
    Short-term investments                                          26,870,000    16,140,000
    Accounts receivable, less allowance for
         doubtful accounts of $601,000 and $317,000                 21,481,691    12,034,349
    Inventories                                                      6,770,903     5,570,582
    Other current assets                                             3,551,005     2,648,112
                                                                   -----------   -----------
          Total current assets                                      68,736,283    42,028,577

Property, plant and equipment, net of accumulated depreciation
    of $11,198,000 and $8,743,000                                   19,295,281    12,731,980
Intangible assets, net of accumulated amortization of $2,814,000
    and $2,317,000                                                   2,051,451     2,308,737
Other assets                                                           291,052     1,175,052
                                                                   -----------   -----------
                                                                   $90,374,067   $58,244,346
                                                                   ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                           $    96,000   $    96,000
    Accounts payable                                                 4,591,984     3,581,628
    Accrued compensation                                             2,738,305     2,158,834
    Income taxes payable                                             4,587,710     1,809,038
    Other accrued liabilities                                          793,493       841,150
                                                                   -----------   -----------
        Total current liabilities                                   12,807,492     8,486,650

Long-term debt                                                         985,492     1,063,253
Other long-term liabilities                                            309,110       294,327
Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,565,384 and 14,221,254 shares issued and outstanding        582,615       284,425
    Capital in excess of par value                                  10,840,955     9,418,376
    Retained earnings                                               64,848,403    38,697,315
                                                                   -----------   -----------
         Total stockholders' equity                                 76,271,973    48,400,116
                                                                   -----------   -----------
                                                                   $90,374,067   $58,244,346
                                                                   ===========   ===========


See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Three Months Ended June 30,
                                                       1997            1996
                                                   ------------    ------------
Net sales                                          $ 41,960,060    $ 19,254,632
Costs and expenses:
    Cost of sales                                    23,597,133      11,960,015
    Selling, general and administrative               2,185,779       1,833,857
    Engineering                                         893,120         625,630
    Net interest and other (income) expense            (346,290)       (252,004)
                                                   ------------    ------------
Income before taxes                                  15,630,318       5,087,134
Provision for income taxes                            4,688,000       1,525,000
                                                   ------------    ------------
Net income                                         $ 10,942,318    $  3,562,134
                                                   ============    ============

Primary and fully dilutive net income per share:   $       0.72    $       0.25
                                                   ============    ============

Common and common equivalent shares outstanding:
         Primary                                     15,221,231      14,471,456
                                                   ============    ============
         Assuming full dilution                      15,221,231      14,503,774
                                                   ============    ============



                                                   Nine Months Ended June 30,
                                                     1997              1996
                                                 -------------    -------------
Net sales                                        $ 109,660,885    $  47,040,796
Costs and expenses:
    Cost of sales                                   61,608,458       28,215,881
    Selling, general and administrative              7,212,908        4,390,017
    Engineering                                      2,625,942        1,841,353
    Net interest and other (income) expense           (838,456)        (648,044)
                                                 -------------    -------------
Income before taxes                                 39,052,033       13,241,589
Provision for income taxes                          11,715,000        3,972,000
                                                 -------------    -------------
Net income                                       $  27,337,033    $   9,269,589
                                                 =============    =============

Net income per share:
         Primary                                 $        1.81    $        0.64
                                                 =============    =============
         Fully dilutive                          $        1.80    $        0.64
                                                 =============    =============

Common and common equivalent shares outstanding:
         Primary                                    15,129,909       14,461,558
                                                 =============    =============
         Assuming full dilution                     15,176,731       14,491,450
                                                 =============    =============



See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              Nine Months Ended June 30,
                                                                 1997            1996
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 27,337,033    $  9,269,589
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                3,338,774       2,615,419
    Other non-cash charges (credits)                               128,767         130,948
Changes in operating assets and liabilities:
        Accounts receivable                                     (9,447,342)     (3,793,276)
        Inventories                                             (1,200,321)     (1,631,230)
        Other current assets                                      (902,893)       (662,993)
        Accounts payable                                         1,010,356         (50,030)
        Other liabilities                                          546,597        (109,348)
        Income taxes payable                                     2,778,672       1,280,862
                                                              ------------    ------------
Net cash provided by (used in) operating activities             23,589,643       7,049,941

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (9,841,453)     (2,927,040)
    Business acquisition                                              --        (7,389,990)
    Investment in limited partnership                                 --          (884,000)
    Proceeds from sale of investment in limited partnership        884,000            --
    Proceeds from sale of assets                                    67,898          13,637
    Purchase of held-to-maturity securities                    (23,060,000)     (9,255,000)
    Maturities of held-to-maturity securities                   12,330,000       8,930,000
                                                              ------------    ------------
Net cash provided by (used in) investing activities            (19,619,555)    (11,512,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                           (77,761)       (350,226)
    Proceeds from exercise of stock options                      1,720,769         279,453
    Dividends paid                                              (1,185,946)       (920,119)
                                                              ------------    ------------
Net cash provided by (used in) financing activities                457,062        (990,892)

Increase (decrease) in cash and cash equivalents                 4,427,150      (5,453,344)

Cash and cash equivalents at beginning of year                   5,635,534       7,384,298
                                                              ------------    ------------

Cash and cash equivalents at end of period                    $ 10,062,684    $  1,930,954
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest was $62,000 and $66,000 in 1997 and 1996.

Income tax payments were $9,173,000 and $2,691,000 in 1997 and 1996.



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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

         The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard for the quarters ended June 30, 1997 and 1996 would be basic earnings per share of $0.76 and $0.25 and diluted earnings per share of $0.72 and $0.25. The pro forma effect of adopting the new standard for the nine month periods ended June 30, 1997 and 1996 would be basic earnings per share of $1.90 and $0.65 and diluted earnings per share of $1.81 and $0.64.

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

         The largest division, Precision Products, develops, engineers and manufactures specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market are the Division's primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the thin film heads which read or write the information on the disk.

         The Litchfield Precision Components Division (LPC) designs and manufactures highly complex flexible circuitry and chemically machined components. Approximately 30% of LPC's sales are medical product applications, 50% are computer and computer peripheral applications with the remaining 20% being other applications. LPC is one of a limited number of companies in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mills.

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


RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $41,960,000 for the quarter, up 118% from $19,255,000 reported in fiscal 1996. Sales of $109,661,000 for the nine months ended June 30, 1997 increased 133% from the prior year period. The increases were due to the continued strong demand for lead wire assemblies caused by increased demand for disk drives and the addition of sales from the May 16, 1996 LPC acquisition. Also contributing to the sales increase was an increasing portion of high end MR lead wire assemblies being included in the product mix. These MR lead wire assemblies have a higher value added content and sell for a higher price than the low end inductive assemblies. The lead wire assembly shipments in the fiscal 1997 fourth quarter are expected to be down as compared to the third quarter. Demand is expected to increase again during fiscal 1998. Sales generated by LPC should continue to increase over their levels from the prior fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of net sales for the quarter increased to 44%, up from the 38% reported for the same period last year. The gross margin percent for the first nine months increased to 44% from the 40% reported last year. Gross margin percents increased primarily due to the growth in sales volume increasing faster than the related overhead costs causing an increased leverage of those costs. The gross margin percent is expected to moderate in the fiscal 1997 fourth quarter from year to date margins as a result of the anticipated reduced sales volume. Comparisons to the prior fiscal year will continue to be extremely favorable. Gross margins are expected to remain strong during the next fiscal year with the projected increase in demand.

OPERATING EXPENSES

         Operating expenses were 7.3% of sales for the current quarter, as compared with 12.8% in the prior year's third quarter. Operating expenses for the first nine months of fiscal 1997 were 9.0%, down from 13.2% for the same period last year. The decrease in operating expenses as a percent of net sales is primarily due to the increase in sales more than offsetting the increase in total operating expenses. Total operating expenses increased primarily due to the inclusion of operating costs from LPC which was acquired on May 16, 1996 and the addition of infrastructure required to handle the higher level of activity within the Precision Products Division. The level of operating expenses is not expected to change significantly for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $15,284,000 in the current quarter was up 216% from the $4,835,000 profit for the prior year third quarter. Consolidated operating profit for the first nine months was $38,214,000 versus $12,594,000 for the same period last year. These increases are primarily the result of increased sales volume. Operating profit for the remainder of the fiscal year is expected to remain strong as compared to the prior year due to the higher demand for thin-film lead wire assemblies. Revenues from the Company's Iconovex and InnoMedica Divisions remain a small portion of the Company's total sales. Both Iconovex and InnoMedica generated operating losses during the third quarter and are not expected to improve significantly for the remainder of the fiscal year. InnoMedica is expected to break-even during the next fiscal year while efforts are being made to find a buyer or joint venture partner for Iconovex which should improve their impact on the Company's combined fiscal 1998 operating results.

NET INCOME

         Consolidated net income for the fiscal 1997 third quarter was $10,942,000 or $0.72 per share as compared to $3,562,000 or $0.25 per share for the prior year third quarter. Consolidated net income for the first nine months of fiscal 1997 was $27,337,000 versus $9,270,000 for the same period last year. Primary and fully diluted net income per share for the first nine months of fiscal 1997 were $1.81 and $1.80 compared with $0.64 for the prior year nine month period.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $36.9 million at June 30, 1997 from $21.8 million at September 30, 1996. This increase was primarily due to income generated from operating activities.

         Accounts receivable at June 30, 1997 increased by $9,447,000 from September 30, 1996 due to the increased level of sales. Inventory increased by $1,200,000 from September 30, 1996 to support the increased level of activity and the start up of a new sub-contractor in China.

         Working capital totaled $55.9 million and $33.5 million at June 30, 1997 and September 30, 1996. The increase is primarily due to income generated from operating activities.

         Since September 30, 1996, the Company has invested over $9.8 million in capital expenditures. These additions include equipment to expand and further automate the lead wire assembly production process, computer equipment and software, leasehold improvements for a new corporate office and research and development facility and initial spending on a new automated flexible circuit production facility.

         Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in the foreseeable future, including the planned $20 million expansion of the Litchfield Precision Components operation over the next two years.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
           11     Computation of Per Share Net Income
           27     Financial Data Schedule

b)       Reports on Form 8-K

                  None.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INNOVEX, INC.
                                    Registrant

Date:   August 8, 1997

                                    By  \s\ Thomas W. Haley
                                    Thomas W. Haley
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    By  \s\ Douglas W. Keller
                                    Douglas W. Keller
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibits                                                          Page

11       Computation of Per Share Net Income                       10

27       Financial Data Schedule                                   11