Form 10-K405
period 1997-09-30
INNOVEX INC
filed 1997-12-22
CIK 50601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                      -------------------------------------
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997

                                       or
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

            530 Eleventh Avenue South, Hopkins, Minnesota 55343-9904
               (Address of principal executive offices (Zip Code)

       Registrant's telephone number, including area code: (612) 938-4155
                     ---------------------------------------
          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                                (Title of Class)

                          Common Stock ($.04 par value)

                     ---------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $328,179,000 at December 9, 1997 when the closing sale price of such stock, as reported in the Nasdaq National Market System, was $24.00.

The number of shares outstanding of the Registrant's Common Stock, $.04 par value, as of December 9, 1997 was 14,641,904 shares.

Documents Incorporated by Reference:

1. Portions of the Company's Proxy Statement to be filed with the Commission within 120 days after the end of the Registrants fiscal year are incorporated by reference into Part III of the Form 10-K.

This Form 10-K consists of 44 Pages (including exhibits). The index to exhibits is set forth on page 22.

                                  INNOVEX, INC.
                                 1997 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Innovex, Inc. (the "Company"), through its largest division during fiscal 1997, Precision Products, develops and manufactures components, primarily lead wire assemblies, for the disk drive industry. The Litchfield Precision Components Division, which was purchased May 16, 1996, develops and manufactures flexible circuits and chemically etched parts for the medical, computer and communications industries. The Company also develops and manufactures pacemaker lead wires and other medical devices and software for document storage retrieval and management.

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

The InnoMedica Division was formed in late fiscal 1993 to impart a greater degree of strategic direction and business discipline to the Company's emerging medical business. In line with this strategy, the Company acquired the production equipment, patents, trademarks and related assets of Daig Corporation's permanent pacemaker lead wire and adapter product lines in September 1993 and Possis Medical, Inc.'s pacemaker lead wire product line in March 1994. The Division subsequently developed an expertise in the areas of laser welding and laser machining and is focusing its efforts in these areas.

To further promote the Company's long-term growth, the Iconovex Division was formed in fiscal 1994 through the purchase of a technologically advanced software product line in November 1993. This product prepares indexes and abstracts of electronically stored documents. As the first software of its type, this high speed system utilizes syntactical analysis to recognize meanings and relationships among words and phrases in documents. Syntactical analysis is more accurate than conventional Boolean search systems that only recognize specific words. In the future, the Company will market the technology through a new joint venture formed in October 1997 with Solutions Corporation of America. The new marketing effort will focus on solving information management problems of large clients instead of the retail approach which had been the direction taken in prior marketing efforts.

On May 16, 1996, the Company purchased substantially all of the assets of Litchfield Precision Components, Inc. (LPC), a designer and manufacturer of highly complex flexible circuits and chemically machined electrical components. This acquisition reduced the Company's reliance on the disk drive industry while providing an entry into the large and rapidly growing flexible circuit market. A large portion of this growth will be providing the highly intricate flexible circuits required in chip packaging applications. LPC is one of the few companies world wide which is able to produce these highly intricate flexible circuits. The acquisition also allows the Company to leverage its existing manufacturing expertise and customer base and provides new markets for the Company's existing technology.

Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 530 Eleventh Avenue South, Hopkins, Minnesota 55343-9904 and its telephone number is (612) 938-4155. Products are developed and manufactured through the Company's wholly owned subsidiaries, Innovex Precision Products Corporation, Litchfield Precision Components, Inc. and Iconovex Corporation. These subsidiaries are Minnesota corporations.

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

Lead wire assemblies are fine twisted magnet wires that are attached to inductive or magneto resistive (MR) thin film heads which read or write the information on the disk in a computer disk drive assembly. MR lead wire assemblies are comprised of four or five wires while inductive lead wire assemblies consist of only two wires. The MR assemblies are more difficult to make and carry a higher selling price. In order to produce a lead assembly, a portion of the fine magnet wire is stripped of its insulation. Precision Products developed technology and processes which enables it to strip extremely fine magnet wire without damaging the wire's gold plating. This process utilizes a laser to strip the insulation from the wire. This manufacturing process and the related equipment was designed to be flexible enough to produce both inductive and MR lead wire assemblies. The MR proportion of Precision Products' product mix increased significantly during fiscal 1997.

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

Products
The Division operates in three primary product areas:
Flexible circuitry - The Division is able to build highly precise flexible circuits with copper traces as small as .001 inches over long lengths on flexible base materials. The base materials can also be selectively removed to expose the circuitry from the front and back to facilitate new assembly techniques. These products include hard disk drive components and test circuits, integrated circuit testing probes, paging system components and ultrasound connections. One new product introduced during fiscal 1997 was the head interconnect flex (HIF). The HIF is a small flexible circuit that connects the recording head to the main circuitry of a disk drive. The HIF was developed as a solution to two of the principle technological challenges facing the disk drive industry; increasing assembly time and consequent cost increases, and reduction in recording head size. Also introduced during fiscal 1997 were flexible circuits used for chip packaging applications.

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


INNOMEDICA
General
InnoMedica provides contract development and manufacturing services primarily to the medical device industry as well as pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry. Manufacture of these products utilizes silicone rubber molding, similar and dissimilar metal laser welding, product fabrication and miniature product assembly. Products may be either proprietary or made to customer specifications.

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

Subsequent to fiscal 1997, Iconovex entered into a joint venture with Solutions Corporation of America. The new joint venture, Smart Solution, is 51 percent owned by Iconovex. Smart Solution intends to target the corporate intranet market by providing a product to organize, analyze, screen and index email and to eventually perform the same function for corporate databases. Prior to the joint venture, Iconovex had developed a number of industry award winning applications for retail distribution which had attracted favorable reviews but failed to generate a profitable level of sales. One of these applications, EchoSearch, provided the foundation for the new products under development.

RESEARCH AND DEVELOPMENT
The Company continually engages in research, development and engineering activities. The Company's goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 1997, 1996 and 1995, the Company spent approximately $1,784,000, $813,000 and $699,000, on research and development. The Precision Products Division engineering effort is focused on further automating the lead wire assembly manufacturing processes and developing new applications for the Division's expertise in laser and micro assembly automation. The LPC Division effort is concentrated on increasing the long run flexible circuit manufacturing capabilities primarily as it relates to the new HIF product and opportunities to produce flexible circuits for new chip packaging applications. InnoMedica and Iconovex continue to concentrate on developing products and processes for medical device customers and developing software products to utilize the purchased document storage retrieval and management technology.

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

A significant percentage of the products offered by the Division are utilized as components of inductive or magneto resistive (MR) thin film disk drive heads. The Division has established sales with virtually every manufacturer of disk drive heads in the world. The rapid growth of the MR segment of the market during 1997 contributed significantly to the Company's growth as a result of its low cost, industry leading MR lead wire assembly production capabilities. The Division had positioned itself for the emergence of MR technology and is supplying a large portion of the lead wire assemblies for MR disk drive heads. The Division continues to work closely with virtually all of the world wide disk drive head manufacturers on new generations of disk drive products. The Division's principal customers for lead wire assemblies, each accounting for over 10 percent of the Company's consolidated net sales in at least one of the last three years are Applied Magnetics, Lafe/Quantum, Read-Rite, Seagate and Yamaha. See Note K of Notes to Consolidated Financial Statements for additional information.

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

BACKLOG
The backlog for the Company's continuing operations was $26,101,000, $24,098,000 and $10,950,000 at September 30, 1997, 1996 and 1995. The Company's backlog fluctuates based on the timing of the receipt of orders from customers.

Backlog is defined by the Company as firm orders which are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 1997 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

COMPETITION
Although there are a large number of companies engaged in the production of components for the disk drive industry, the lead wire assembly interconnect products offered by the Company are relatively unique and currently are produced by a limited number of competitors. The Company believes that it has the technical capability and the manufacturing capacity to retain market leadership. In response to the expected growth in the disk drive market, current lead wire assembly manufacturers have expanded capacity and additional manufacturers may enter the market. The purchasing decision for the lead wire assemblies produced by the Company are based on performance, quality, on-time delivery and price. Although the barriers to market entry by new competitors are not insurmountable, the Company believes that it is well positioned to compete due to its efficient production process, capital investment in automation equipment and access to low cost labor. The emergence of new interconnect technologies such as the Company's HIF product will impact the future unit growth of the demand for lead wire assemblies. The Company's HIF product has favorable technological comparisons over competing integrated interconnect products while also maintaining at least a 20 percent price advantage over competing technologies. As a result, the Company believes it is well positioned to compete with other emerging interconnect technologies.

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

EMPLOYEES
At September 30, 1997, the Company had 893 employees as compared to 834 at September 30, 1996. Precision Products had 578 employees versus 524 one year ago, Litchfield Precision Components had 257 employees versus 240 one year ago, InnoMedica had 32 employees versus 38 one year ago, Iconovex had 14 employees versus 22 one year ago and Corporate had 12 employees versus 10 one year ago. The Company considers its employee relations to be good.

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

MANUFACTURING AND SOURCES OF SUPPLY
Although each of the Precision Products Division's products are manufactured in a different fashion, they all require several processes to ensure the high degree of precision and process control necessary to meet customer tolerance and other requirements. The Company has devoted a significant amount of time and expense to the development of certain sophisticated manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. To further enhance its capabilities, the Company has developed and is continuing to improve an automated lead-wire forming laser-based process for the production of lead-wire assemblies. This process, which produces a superior product and has reduced manufacturing costs over traditional processes, is utilized to manufacture both inductive and MR thin film lead wire assemblies. A complete quality control program has been established for production procedures to ensure product specifications are met. As part of this program, the

Company has implemented computerized statistical process control ("SPC") which enables machine operators to continually monitor and control production processes.

Although Litchfield Precision Components' three main product types have dissimilar final forms, they have a common manufacturing process based on the Division's leading edge imaging technology. Images are applied to either glass, metal or flexible base substrate materials with unwanted material etched away using chemicals to produce the actual products. The Division is also developing an automated flexible circuit manufacturing facility capable of maintaining extremely fine tolerances.

Raw material used by the Company is generally available from several suppliers. Although the Company does not anticipate any supply shortages or interruptions, it is seeking to lessen its dependence on existing suppliers by expanding alternative supply sources. The Company has not experienced any significant problem in obtaining its required supplies.

The Company's manufacturing operations are conducted at plants in Hopkins, Montevideo, Litchfield and Bloomington, Minnesota. See "Properties." The Company also utilizes subcontractors in Thailand and the Peoples Republic of China.


ITEM 2.  PROPERTIES

Effective March 1, 1997, the Company leased a 19,000 square foot facility for its executive offices and the Precision Products Division research and development facilities and laboratories. This building is located in Hopkins, Minnesota with annual rent of approximately $155,000 under a lease which expires February 28, 2002.

The Precision Products administrative and certain of its production facilities are located in a 30,000 square foot facility in Hopkins, Minnesota. The building was purchased in 1993 and collateralizes a note used to finance the building. The note has a remaining principal balance of $565,000 at September 30, 1997.

The Company also owns adjacent 30,000 and 20,000 square foot manufacturing facilities in Montevideo, Minnesota which are utilized by the Precision Products Division. A portion of the costs to construct and expand these facilities was financed through bank financing and public development funds. The financing notes, which are collateralized by the buildings and manufacturing equipment, have a remaining principal balance of $485,000 at September 30, 1997.

The Company acquired an 88,000 square foot building in Litchfield , Minnesota as part of the Litchfield Precision Components acquisition in May 1996. The building is used for the operation of the Litchfield Precision Components Division. During fiscal 1997, the LPC Division began construction of a 50,000 square foot automated flexible circuit production facility in Litchfield, Minnesota. The initial phase of the project, including production equipment, is expected to cost approximately $13 million and will be financed through internally generated cash flows. The facility is expected to be placed into service by January, 1998.

Effective December 1993, the Company leased a 10,500 square foot office and manufacturing facility in Bloomington, Minnesota utilized by the Company's InnoMedica operation. The Company pays annual rent of approximately $90,000 under the lease which expires in December 1999.

In March 1995, the Company leased a 7,300 square foot office in Bloomington, Minnesota for its Iconovex operation. The Company pays $95,000 annually under the lease which expires on March 31, 1998.


ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to, and none of its property is the subject of, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

Name                   Age      Position
----                   ---      --------

Thomas W. Haley        61       Chairman, Chief Executive Officer and Director
                                of the Company

Allan J. Chan          47       Vice President and General Manager of Precision
                                Products Division

Mary E. Curtin         50       Executive Vice President, Corporate and Director
                                of the Company

Douglas W. Keller      39       Vice President of Finance

Timothy S. McIntee     39       Vice President of Corporate Development

William P. Murnane     35       Vice President and General Manager of Litchfield
                                Precision Components


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

Ms. Curtin was promoted to Executive Vice President, Corporate in April 1997. Prior to April 1997, Ms. Curtin had been Vice President, General Counsel and Secretary since joining the Company in January 1996. Ms. Curtin has been a director of the Company since December 1995. Prior to joining the Company, Ms. Curtin practiced law for 23 years as an attorney with the United States Department of Justice, the Board of Governors of the Federal Reserve System, as a partner at Lindquist & Vennum, and as a partner at Curtin and Barnes.

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

Mr. McIntee joined the Company in August 1997 as Vice President, Corporate Development. From 1984 to 1987, Mr. McIntee was an attorney for the law firm of Lindquist & Vennum in the Mergers & Acquisitions Division. Prior to that, he was a CPA for several years.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK INFORMATION
The Company's common stock is traded in the over-the-counter market under the symbol "INVX". The table below sets forth the high and low closing sale prices as reported by Nasdaq as adjusted for stock splits. As of October 31, 1997, the Company had 559 shareholders of record. The Company paid an initial dividend of $.017 per share in February 1993 and has paid quarterly dividends since that time. Dividends of $.03 per share have been paid for the most recent four quarters. The Company's intention is to continue this policy.

                                         1997                      1996
Price Range of Common Stock    -------------------------------------------------
Fiscal Year:                      High          Low          High         Low
--------------------------------------------------------------------------------
First Quarter                   $30-1/4      $ 8-15/16     $11-5/16     $ 7-5/8
Second Quarter                   35-1/4       18-1/2         8-5/16       5-7/8
Third Quarter                    42-7/8       24-1/2        12-1/8        6-9/16
Fourth Quarter                   36-1/2       27-1/4         9-11/16      6-3/4


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five year period ended September 30, 1997. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.


Years Ended September 30,                         1997           1996           1995          1994          1993
-------------------------------------------------------------------------------------------------------------------
Net sales                                    $142,003,743    $69,570,222    $50,193,952   $30,564,009   $26,596,997
Income from continuing operations              35,093,603     13,121,006     10,029,387     3,515,283     3,657,066
Net income                                     35,093,603     13,121,006     10,029,387     3,515,283     3,668,114
Income per share from continuing operations:
  Primary                                           $2.31          $0.91          $0.70         $0.26         $0.28
  Assuming full dilution                            $2.30          $0.90          $0.69         $0.26         $0.28
Net income per share:
  Primary                                           $2.31          $0.91          $0.70         $0.26         $0.28
  Assuming full dilution                            $2.30          $0.90          $0.69         $0.26         $0.28
Cash dividends per share                           $0.113         $0.088         $0.079        $0.072         $0.05
Total assets                                   97,274,754     58,244,346     41,283,483    29,934,424    26,585,276
Long-term debt, less current maturities           950,733      1,063,253      1,172,798     1,532,140     1,882,817
Stockholders' equity                           86,817,374     48,400,116     36,029,173    24,716,307    22,247,931


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY
The Company reported net income of $35,094,000, or $2.31 primary and $2.30 fully diluted net income per share for the fiscal year ended September 30, 1997. This compares to net income of $13,121,000, primary net income per share of $0.91 and fully diluted net income per share of $0.90 in fiscal 1996 and $10,029,000, or $0.70 primary and $0.69 fully diluted net income per share in 1995. Fiscal 1997 results, as compared to 1996 and 1995, benefited from an increase in net sales due to strong demand for disk drive lead wire assemblies and an increasing portion of high end magneto resistive (MR) lead wire assemblies being included in the product mix. The MR lead wire assemblies have a higher value added content and sell for a higher unit price than the low end inductive assemblies. Also contributing was a full year of sales related to the May 16, 1996 Litchfield Precision Components (LPC) acquisition. Fiscal 1996 as compared to 1995 also benefited from an increased demand for lead wire assemblies and from better than expected operating results from LPC. Gross margins during most of fiscal 1997 benefited from the rapid increase in demand for lead wire assemblies. The fiscal 1996 increased sales volume as compared to 1995 more than offset the reduction of the gross margin percent for the same period. The fiscal 1996 gross margins were affected by volume related selling price reductions and initial costs related to the production ramp up of the Precision Products Division wire alignment tab (WAT) product. Gross margin percentages for both 1997 and 1996 were also affected by the inclusion of sales from the newly acquired Litchfield Precision Components, which currently generate a lower gross margin than the Company's overall gross margin.

The increase in sales for fiscal 1997 and 1996 also more than offset increased operating expenses for these years as operating expenses were 9% of sales in fiscal 1997 as compared to 12% and 14% of sales in fiscal years 1996 and 1995. Revenue generated by the Iconovex and InnoMedica

Divisions continue to make up less than 5% of the Company's total revenue. Operating losses related to InnoMedica were more than 50% less than they were in fiscal 1996 and 1995. Fiscal 1997 operating losses related to Iconovex were $2.1 million, relatively unchanged from fiscal 1996. The Company expects a significant improvement in Iconovex's performance during fiscal 1998 due to a joint venture agreement signed in October 1997 with a new marketing partner, Solutions Corporation of America.

RESULTS OF OPERATIONS
NET SALES. Net sales for fiscal 1997 were $142,004,000, an increase of 104% from $69,570,000 in 1996 and up substantially from sales of $50,194,000 in 1995. Sales growth in 1997 was generated primarily by increased shipments of lead wire assemblies for the disk drive industry as has been the trend for the past seven years. The rapidly increasing shipments of lead wire assemblies for MR disk drives also contributed to the increased sales revenue. Disk drive industry projections indicate that disk drive demand will increase from 20 to 25 percent during 1998 and the Company expects to post record fiscal 1998 sales based on these projections. During fiscal 1997, the Company benefited from its ability to manufacture the smaller and more technically precise four wire lead assemblies required by the new generation MR disk drives and should continue to benefit from this expertise as the conversion to MR technology continues. Sales growth in fiscal 1996 over 1995 was also the result of increased shipments of lead wire assemblies and an increased portion of MR lead wire assemblies in the product mix.

A significant portion of the sales increases in fiscal 1997 and 1996 is also due to sales of high end flexible circuits and chemically etched parts generated by Litchfield Precision Components. These products were sold primarily to the medical, computer and communication industries. Fiscal 1998 should benefit from continued growth in the demand for high end flexible circuits including rapidly increasing shipments of the Company's new Head Interconnect Flex (HIF) product. The HIF product was developed to meet the high end head interconnect needs of the disk drive industry. The HIF product provides a technologically advanced solution for the Company's customers which is significantly more cost effective than any competing new technologies. The Company expects that an increasing portion of the world wide growth in demand for disk drive head interconnects will be met by products such as the HIF. Sales from Iconovex and InnoMedica made up less than 2% of the Company's total revenue in fiscal 1997. These sales are expected to grow in fiscal 1998 as their products and markets continue to develop.

Export sales accounted for 86% of the Company's revenue in fiscal 1997 as compared to 74% for 1996 and 79% for 1995, reflecting the high level of lead wire assembly shipments to disk drive manufacturers in Japan and other pacific rim countries. A significant portion of the remaining domestic sales are subsequently shipped internationally by the Company's customers.

GROSS MARGIN. The Company's gross profit margin increased to 42.9% of sales in fiscal 1997 as compared to 38.8% in 1996 and was similar to the 43.0% generated in 1995. The fiscal 1997 gross margin dollars increased 126% over 1996 and 183% over 1995 due to the increase in sales volume.

Precision Products Division's increase in gross margin percent during fiscal 1997 was a result of the large increase in units shipped for the year and the limited pricing pressure for portions of the year due to supply shortages. The fiscal 1996 gross margin percent was affected by volume related selling price reductions and initial costs related to the production ramp up of the Wire Alignment Tab (WAT) product. Gross margin percentages in all three years benefited from volume related efficiencies which resulted in more efficient use of the Company's investment in equipment and manufacturing automation technology and the increased utilization of Thailand and China subcontractors for labor intensive processes. The high sales volume and increased efficiency of the manufacturing process allowed the Company to maintain strong margins even while responding to pricing pressures in the market. Although there will be continued pricing pressure, gross margins are expected to remain strong due to increases in volume and continued cost reductions resulting from manufacturing efficiencies and engineering innovation.

While Litchfield Precision Components' sales made a significant contribution to the Company's gross margins in 1997 and 1996, the Division's gross margin percent caused a slight reduction in the Company's overall gross margin. In addition, the InnoMedica and Iconovex divisions reduced the Company's overall gross margin percent approximately 1% in fiscal 1997 as compared to 1996 and 1995 reductions of 2% and 3%.

OPERATING EXPENSES. Selling, general and administrative expenses decreased to 6.2% of net sales in 1997 as compared to 8.7% in 1996 and 9.4% in 1995. The decrease in 1997 is primarily due to the increased Precision Product Division lead wire assembly sales which more than offset the increase in operating expenses. Total selling, general and administrative expenses for fiscal 1997 increased over 1996 primarily due to a full year of expenses related to Litchfield Precision Components and the addition of infrastructure required to handle the higher level of activity within the Precision Products Division and at the corporate level. The increase in fiscal 1996 expenses over 1995 related to the addition of Litchfield Precision Components' expenses for a portion of the year and an increase in corporate expenses.

Engineering expense decreased to 2.5% of net sales in fiscal 1997 from 3.6% in 1996 and 4.9% in 1995. The decreases in 1997 and 1996 are primarily due to the level of lead wire assembly sales increasing faster than the increase in spending. The actual spending in fiscal 1997 increased 42% over 1996 after being virtually unchanged in 1996 as compared to 1995. As in prior years, the spending at Precision Products continued to relate to efforts to develop new products, further automate the manufacturing process and develop material alternatives. Spending at Litchfield Precision Components in 1997 was primarily due to the development of the new Head Interconnect Flex (HIF) product. Iconovex and InnoMedica continued to concentrate on new product development. Increases in fiscal 1998 engineering spending are expected at Precision Products to further automate its manufacturing processes and explore new product opportunities. Increased fiscal 1998 spending at Litchfield Precision Components will concentrate on further HIF and chip packaging technology development and increases in its high volume production capabilities.

Interest income increased to $1,338,000 in fiscal 1997 from $936,000 and $789,000 in 1996 and 1995. These increases in the last two years correspond to the increases in average cash and short-term investments. Interest expense decreased to $96,000 in 1997, from $113,000 in 1996 and from $125,000 in 1995. Net other income (expense) included a $500,000 write off of intangible assets at InnoMedica in 1996. These intangible assets related to purchased proprietary technology which was not expected to be supported by revenue from associated products.

INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes was $49,978,000 for fiscal 1997 as compared to $18,742,000 for 1996 and $14,818,000 for 1995. As a percent of net sales, income before provision for income taxes was 35.2% for 1997 as compared to 26.9% and 29.5% for 1996 and 1995. The increase in the 1997 percent over prior years was primarily due to the Company's improved leverage of its fixed costs as a result of the large increase in sales. The reduction in the 1996 percent as compared to 1995 is the result of the lower gross margin percent on the increased level of sales during 1996. The dollar increase in 1997 over both 1996 and 1995 was due to the large increase in Precision Product lead wire sales and the inclusion of a full year of Litchfield Precision Components' operating results. Operating income from all divisions should improve in fiscal 1998. Precision Products is expected to have increased revenues due to projected increases in disk drive industry demand particularly in the rapidly growing MR segment of the market. Litchfield Precision Components should benefit from increased sales of its HIF and other new products. The Iconovex joint venture should result in reduced costs and increased revenue and InnoMedica should show improvements as its markets expand.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased by $16,107,000 to $37,883,000 at September 30, 1997. Net cash provided by operating activities increased in 1997 to $30,407,000 from $13,108,000 in 1996 and $12,425,000 in 1995. The increase in the Company's September 30, 1997 cash and short-term investments was primarily due to cash flow from operations more than offsetting increased capital expenditures for a new facility at Litchfield Precision Components and equipment for the Precision Products Division. The increase in fiscal 1997 cash provided by operating activities over 1996 and 1995 was primarily due to improved operating results related to the increase in demand for lead wire assemblies.

Accounts receivable at September 30, 1997 increased by $10,018,000 from the prior year due to the increased level of sales in 1997 as compared to 1996.

Working capital rose by $28,301,000 to $61,843,000 at September 30, 1997. The Company's current ratio was 7.5 to 1 at fiscal 1997 year-end, compared to 5.0 to 1 at the end of fiscal 1996.

Net property, plant and equipment increased by $11,017,000 to $23,749,000 at September 30, 1997 primarily due to the capital expenditures at Precision Products to meet the increased level of lead wire assembly demand and the construction of a high volume production facility at Litchfield Precision Components to meet the expected future demand for new high volume applications including the HIF and chip packaging products. The Company has commitments totaling approximately $7 million at September 30, 1997 relating to this new production facility. Intangible assets decreased $459,000 to $1,849,000 at September 30, 1997.

Long-term debt, net of current maturities, decreased by $113,000 to $951,000 at September 30, 1997. The ratio of long-term debt to stockholders' equity was .01 at September 30, 1997, compared to .02 at the end of fiscal 1996.

Management believes that existing cash and investments and cash generated from operations will provide adequate sources of funds to support projected working capital, capital expenditures and dividends in fiscal 1998.

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report and in the Company's Form 10-K and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing and a general downturn in the Company's principal market. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL DATA

                                                                           Page
Report of Independent Certified Public Accountants                         11
Consolidated Balance Sheets at September 30, 1997 and 1996                 12
Consolidated Statements of Operations for each of the three years in
  the period ended September 30, 1997                                      13
Consolidated Statements of Stockholders' Equity for each of the three
  years in the period ended September 30, 1997                             14
Consolidated Statements of Cash Flows for each of the three years in
  the period ended September 30, 1997                                      15
Notes to Consolidated Financial Statements                                 16-21
Quarterly Financial Data (unaudited)                                       21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         Board of Directors
         Innovex, Inc.

         We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                        \s\ Grant Thornton LLP

         Minneapolis, Minnesota
         October 30, 1997

CONSOLIDATED BALANCE SHEETS
INNOVEX, INC. AND SUBSIDIARIES

                                                               September 30,
Assets                                                      1997           1996
--------------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                      $ 9,442,620    $ 5,635,534
  Short-term investments                                     28,440,000     16,140,000
  Accounts receivable, less allowance for doubtful
    accounts of $621,000 (1996 - $317,000)                   22,052,121     12,034,349
  Inventories                                                 7,252,596      5,570,582
  Other                                                       4,161,938      2,648,112
                                                            --------------------------
    Total current assets                                     71,349,275     42,028,577

Property, plant and equipment - at cost:
  Land and land improvements                                    636,851        556,851
  Buildings and leasehold improvements                        9,232,030      6,556,840
  Machinery and equipment                                    23,088,606     12,614,217
  Office furniture and fixtures                               2,993,286      1,746,811
                                                            --------------------------
                                                             35,950,773     21,474,719
  Less accumulated depreciation and amortization             12,202,141      8,742,739
                                                            --------------------------
    Net property, plant and equipment                        23,748,632     12,731,980

Intangible assets, net of accumulated amortization of
  $3,099,000 (1996 - $2,317,000)                              1,849,381      2,308,737
Other assets                                                    327,466      1,175,052
                                                            --------------------------
                                                            $97,274,754    $58,244,346
                                                            ==========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                      $   104,000    $    96,000
  Accounts payable                                            4,662,543      3,581,628
  Accrued compensation                                        2,980,086      2,158,834
  Income taxes payable                                          864,313      1,809,038
  Other accrued liabilities                                     895,705        841,150
                                                            --------------------------
    Total current liabilities                                 9,506,647      8,486,650

Long-term debt, less current maturities                         950,733      1,063,253
Other long-term liabilities                                        --          294,327
Commitments                                                        --             --

Stockholders' equity:
  Common stock, $.04 par value; 30,000,000 shares
    authorized, 14,619,504 shares issued and outstanding
    (1996 - 14,221,254)                                         584,780        284,425
  Capital in excess of par value                             14,065,186      9,418,376
  Retained earnings                                          72,167,408     38,697,315
                                                            --------------------------
    Total stockholders' equity                               86,817,374     48,400,116
                                                            --------------------------
                                                            $97,274,754    $58,244,346
                                                            ==========================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INNOVEX, INC. AND SUBSIDIARIES

                                                          For the years ended September 30,
                                                    1997              1996             1995
---------------------------------------------------------------------------------------------------
Net Sales                                           $ 142,003,743     $ 69,570,222     $ 50,193,952

Costs and Expenses:
  Cost of sales                                        81,027,750       42,592,404       28,630,985
  Selling, general and administrative                   8,764,366        6,066,278        4,726,920
  Engineering                                           3,572,203        2,508,277        2,464,242
  Interest expense                                         95,670          112,531          124,673
  Interest income                                      (1,338,421)        (935,809)        (789,392)
  Other expense (income)                                  (95,428)         484,535          218,137
                                                    -----------------------------------------------
                                                       92,026,140       50,828,216       35,375,565
                                                    -----------------------------------------------

Income Before Provision For Income Taxes               49,977,603       18,742,006       14,818,387
Provision For Income Taxes                            (14,884,000)      (5,621,000)      (4,789,000)
                                                    -----------------------------------------------
Net Income                                          $  35,093,603     $ 13,121,006     $ 10,029,387
                                                    ===============================================

Net Income Per Share:
  Primary                                           $        2.31     $       0.91     $       0.70
                                                    ===============================================
  Assuming full dilution                            $        2.30     $       0.90     $       0.69
                                                    ===============================================

Common and Common Equivalent Shares Outstanding:
  Primary                                              15,161,820       14,475,780       14,321,506
  Assuming full dilution                               15,228,510       14,526,536       14,455,368


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INNOVEX, INC. AND SUBSIDIARIES

                                                                               Capital in                          Total
                                                                  Common        Excess of         Retained     Stockholders'
For the years ended September 30, 1997, 1996, and 1995            Stock         Par Value         Earnings         Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1994                                    $    180,939     $  6,865,574     $ 17,669,794     $24,716,307

Shares issued through exercise of stock options                      8,460        1,082,351                        1,090,811
Tax benefits derived from stock option plans                                      1,076,000                        1,076,000
Dividends paid ($0.0785 per share)                                                                (1,082,794)     (1,082,794)
Change in unrealized loss on available-for-sale securities                                           200,000         200,000
Three-for-two stock split including $538 paid for
  fractional shares                                                 93,086          (93,624)                            (538)
Net income                                                                                        10,029,387      10,029,387
                                                              --------------------------------------------------------------
Balance at September 30, 1995                                      282,485        8,930,301       26,816,387      36,029,173

Shares issued through exercise of stock options                      1,940          283,075                          285,015
Tax benefits derived from stock option plans                                        205,000                          205,000
Dividends paid ($0.0875 per share)                                                                (1,240,078)     (1,240,078)
Net income                                                                                        13,121,006      13,121,006
                                                              --------------------------------------------------------------
Balance at September 30, 1996                                      284,425        9,418,376       38,697,315      48,400,116

Shares issued through exercise of stock options                     14,126        2,068,039                        2,082,165
Tax benefits derived from stock option plans                                      2,865,000                        2,865,000
Dividends paid ($0.1125 per share)                                                                (1,623,510)     (1,623,510)
Two-for-one stock split                                            286,229         (286,229)                              --
Net income                                                                                        35,093,603      35,093,603
                                                              --------------------------------------------------------------
Balance at September 30, 1997                                 $    584,780     $ 14,065,186     $ 72,167,408     $86,817,374
                                                              ==============================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INNOVEX, INC. AND SUBSIDIARIES

                                                                 For the years ended September 30,
                                                               1997             1996             1995
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 35,093,603     $ 13,121,006     $ 10,029,387
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                4,863,417        3,636,327        3,077,366
    Deferred income taxes                                         (612,603)        (557,816)        (190,050)
    Other non-cash items                                           117,206          676,784         (188,547)
    Changes in operating assets and liabilities, net of
        business acquisition:
          Accounts receivable                                  (10,017,772)      (4,595,197)      (1,065,191)
          Inventories                                           (1,682,014)      (2,030,030)        (409,189)
          Other current assets                                    (937,637)        (617,547)        (527,940)
          Accounts payable                                       1,080,915        1,089,475          466,258
          Other current and long-term liabilities                  581,480          431,229          203,937
          Income taxes payable                                   1,920,275        1,953,678        1,029,173
                                                              ----------------------------------------------
Net cash provided by operating activities                       30,406,870       13,107,909       12,425,204

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (15,613,246)      (4,226,053)      (2,964,212)
  Business or product line acquisitions                               --         (7,389,990)        (310,698)
  Proceeds from sale of assets                                      75,327           16,183            2,875
  Purchase of held-to-maturity securities                      (30,730,000)     (15,360,000)     (16,700,000)
  Maturities of held-to-maturity securities                     18,430,000       14,350,000        7,820,000
  Sale of available-for-sale securities                               --               --          5,735,705
  Other assets                                                     884,000         (884,000)            --
                                                              ----------------------------------------------
Net cash used in investing activities                          (26,953,919)     (13,493,860)      (6,416,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                            (104,520)        (407,750)        (351,642)
  Proceeds from exercise of stock options                        2,082,165          285,015        1,090,811
  Dividends and stock split fractional shares paid              (1,623,510)      (1,240,078)      (1,083,332)
                                                              ----------------------------------------------
Net cash provided by (used in) financing activities                354,135       (1,362,813)        (344,163)
                                                              ----------------------------------------------

Increase (decrease) in cash and equivalents                      3,807,086       (1,748,764)       5,664,711
Cash and equivalents at beginning of year                        5,635,534        7,384,298        1,719,587
                                                              ----------------------------------------------
Cash and equivalents at end of year                           $  9,442,620     $  5,635,534     $  7,384,298
                                                              ==============================================

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest was $118,000, $125,000 and $118,000 in 1997, 1996 and
1995.

Income tax payments were $13,813,000, $4,225,000 and $3,947,000 in 1997, 1996 and 1995.

Tax benefits derived from stock option plans totaling $2,865,000, $205,000 and $1,076,000 in 1997, 1996 and 1995, were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

Liabilities of $1,814,000 were assumed as part of the May 1996 acquisition of Litchfield Precision Components.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES
September 30, 1997, 1996 and 1995


NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company, through its Innovex Precision Products subsidiary, manufactures lead wire assemblies for disk drive heads. Its Litchfield Precision Components subsidiary manufactures flex circuits and chemically etched components for the medical, computer and communications industries. The Company also manufactures medical device components and software for document storage retrieval and management. Company customers are located throughout the United States and the pacific rim. The Company has manufacturing facilities in Bloomington, Hopkins, Litchfield and Montevideo, Minnesota.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, which consist of money market funds and weekly put bonds, totaled $7,915,000 and $4,124,000 at September 30, 1997 and 1996 and are recorded at cost which approximates market value. Debt and equity securities have been classified as available-for-sale securities, with unrealized gains and losses reported within stockholders' equity, or held-to-maturity securities, which are reported at amortized cost. The Company uses the specific identification method in determining realized gains and losses.

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

PROPERTY, PLANT AND EQUIPMENT Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated service lives range from 2 to 30 years for buildings and leasehold improvements, from 2 to 7 years for machinery and equipment and from 3 to 7 years for office furniture and fixtures.

INTANGIBLE ASSETS - Intangible assets include goodwill, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives, which range from three to fifteen years. Management reviews the valuation and amortization of goodwill on an ongoing basis. As part of this review, management estimates the value and future benefits of the net income to be generated by the product lines acquired to determine whether an impairment of goodwill has occurred.

Intangible assets also include computer software development costs which are capitalized, when applicable, to the extent they are incurred after the technological feasibility of the software has been determined and until the software is available for general release to customers. These costs are then amortized on a per unit sold basis or the straight-line method over the remaining estimated economic life of the product, whichever amount is greater. Unamortized capitalized software costs were $713,000 and $1,005,000 as of September 30, 1997 and 1996. Capitalized software costs of $615,000 and $398,000 were amortized during the fiscal years ending September 30, 1997 and 1996.

NET INCOME PER SHARE - Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents, when dilutive, outstanding during the year.

RECLASSIFICATIONS - Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

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

STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note F.

RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board
(FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard for the years ended September 30, 1997, 1996 and 1995 would be basic earnings per share of $2.43, $0.93 and $0.73 and diluted earnings per share of $2.31, $0.91 and $0.70.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income as part of the Company's basic financial statements. Comprehensive income will include such items as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The adoption of these two statements is not expected to have a material effect on the consolidated financial statements of the Company.


NOTE B. - BUSINESS AND PRODUCT LINE ACQUISITIONS
On May 16, 1996, the Company purchased substantially all of the assets of Litchfield Precision Components, Inc. The purchase price of approximately $9,178,000 was in the form of $3,500,000 in cash and the assumption of specified liabilities amounting to $5,678,000. Approximately $4,000,000 of the assumed debt was paid off at the time of close. The acquisition has been accounted for as a purchase and, accordingly, the results of operations since acquisition are included in the accompanying financial statements. The fair value of the assets acquired were as follows (in thousands of dollars):

         Current assets                        $3,081
         Property, plant and equipment          4,773
         Intangible assets                      1,324
                                               ------
                                               $9,178
                                               ======

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

                                       1996              1995
-----------------------------------------------------------------
Net sales                              $77,617           $61,706
Net income                              13,190            10,292
Net income per share:
  Primary                                 0.91              0.72
  Assuming full dilution                  0.91              0.71

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the assumed dates, nor are they necessarily indicative of future operating results.


NOTE C. - SHORT TERM INVESTMENTS
Short term investments consist primarily of a diversified portfolio of tax exempt municipal bonds which are classified as held-to-maturity securities at September 30, 1997 and 1996. As of September 30, 1997 and 1996, substantially all of the short term investments had maturities within one year. Gross realized and unrealized gains and losses related to these securities were not material. Sales of available-for-sale securities during fiscal 1995 of $5,736,000 resulted in the realization of a $278,000 loss. Of this loss, $218,000 was recognized in fiscal 1995 while the remaining $60,000 was recognized as a loss in fiscal 1994.


NOTE D. - INVENTORIES
Inventories are comprised of the following at September 30:

                                          1997              1996
------------------------------------ ----------------------------------
Raw materials and purchased parts         $2,652,028        $2,607,488
Work-in-process and finished goods         4,600,568         2,963,094
                                     ----------------------------------
                                          $7,252,596        $5,570,582
                                     ==================================


NOTE E. - LONG-TERM DEBT
Long-term debt consists of various mortgage, promissory and industrial development revenue notes which are collateralized by certain buildings, improvements and equipment. Interest rates on these notes range from 5% to 7.5%. Aggregate maturities of long-term debt for the next five years are as follows:
1998 - $104,000; 1999 - $113,000; 2000 - $117,200; 2001 - $125,600; 2002 -
$134,400; thereafter - $460,533. The recorded value of long-term debt approximates fair market value.


NOTE F. - STOCKHOLDERS' EQUITY

Stock Splits -
On November 23, 1996, the Company's Board of Directors declared a two-for-one split of the Company's common stock and increased the authorized shares from 15,000,000 to 30,000,000. The additional shares were distributed on December 23, 1996 to stockholders of record on December 16, 1996. On May 3, 1995, the Board of Directors declared a three-for-two split of the Company's common stock and increased the authorized shares from 10,000,000 to 15,000,000. The additional shares were distributed on May 31, 1995 to stockholders of record on May 16, 1995. All share and per share information throughout the financial statements reflect these splits.

Stock Option Plans -
The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock at the date of grant. At September 30, 1997, the Company had 586,600 shares of common stock available for issue under the plans.

Transactions under the plans during each of the three years in the period ending September 30, 1997 are summarized as follows:

                                          Number of      Weighted
                                        Shares Under      Average
                                           Option      Exercise Price
---------------------------------------------------------------------
Outstanding at October 1, 1994             992,688        $2.16

Granted                                    613,742         6.41
Forfeited                                 (159,600)        1.77
Exercised                                 (553,920)        1.94
---------------------------------------------------
Balance at September 30, 1995              892,910         5.29

Granted                                    348,000         7.05
Forfeited                                  (76,400)        4.76
Exercised                                  (97,000)        2.94
---------------------------------------------------
Balance at September 30, 1996            1,067,510         6.11

Granted                                    387,000        12.18
Forfeited                                 (111,796)        6.55
Exercised                                                  5.23
                                          (398,250)
---------------------------------------------------
Balance at September 30, 1997              944,464         8.92
                                        ===========


Options exercisable at September 30:

                                                         Weighted
                                          Number          Average
                                        Exercisable   Exercise Price
                                       ------------------------------
1995                                      142,310          $3.10
1996                                      247,310           4.70
1997                                      122,865           6.23


The following table summarizes information concerning currently outstanding and exercisable stock options:

                                   Options Outstanding                     Options Exercisable
                                   -------------------                     -------------------
                                        Weighted
                                         Average          Weighted                       Weighted
Range of Exercise       Number          Remaining         Average         Number          Average
     Prices           Outstanding    Contractual Life  Exercise Price   Exercisable   Exercise Price
----------------------------------------------------------------------------------------------------
 $ 0.33 -$ 3.46         105,564         6.8 years          $ 2.94         56,964         $ 2.44
   6.81 - 10.22         800,900         8.5 years            8.70         60,901           8.05
  27.44 - 32.44          38,000         9.8 years           30.23          5,000          27.44
----------------------------------------------------------------------------------------------------
                        944,464                                          122,865

The Company's 1997 and 1996 pro forma net income and net income per share would have been $34,694,866 and $13,026,447 or $2.30 and $0.90 per share had the fair value method been used for valuing options granted during 1997 and 1996. The impact on net income may differ in future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The weighted average value of options granted in 1997 and 1996 was $5.56 and $1.43, computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 60% and 20%; dividend yield of 1.7% and 1.1%; risk-free rate of return of 5.8%; and an average term of 3.5 years for 1997 and 1996.


NOTE G. - COMMITMENTS
At September 30, 1997, the Company had commitments to purchase materials, services and equipment totaling approximately $7 million related to the construction of Litchfield Precision Component's state-of-the art flexible circuit production facility.


NOTE H. - INCOME TAXES
The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

                                1997        1996        1995
--------------------------------------------------------------
Federal statutory rate          34.7%       34.0%       34.0%
State income taxes               1.9         2.4         2.3
FSC benefit                     (5.0)       (6.0)       (5.6)
Other                           (1.8)       (0.4)        1.6
                               -------------------------------
                                29.8%       30.0%       32.3%
                               ===============================

Components of the provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

                                  1997       1996       1995
-------------------------------------------------------------
Current:
Federal                        $14,027     $5,509     $4,451
State                            1,470        670        528
                              -------------------------------
                                15,497      6,179      4,979
Deferred                          (613)      (558)      (190)
                              -------------------------------
                               $14,884     $5,621     $4,789
                              ===============================

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

                                                      1997         1996
------------------------------------------------------------------------
Current deferred tax assets:
  Inventories                                       $  509      $   272
  Receivables                                          257          129
  Compensation and benefits                            364          164
  Other                                                 11            -
                                                   ---------------------
                                                    $1,141      $   565
                                                   =====================
Long-term deferred tax assets (liabilities) - net:
  Accelerated depreciation                          $  (81)     $  (136)
  Intangibles                                          403          315
  Compensation                                           -          107
                                                   ---------------------
                                                    $  322      $   286
                                                   =====================


NOTE I. - RETIREMENT AND PROFIT-SHARING PLANS
The Company sponsors a 401K retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. Company contributions were approximately $404,000, $286,000 and $198,000 for the years ended September 30, 1997, 1996 and 1995.


NOTE J. - RESEARCH AND DEVELOPMENT COSTS
The Company incurred research and development costs of approximately $1,784,000, $813,000 and $699,000 for the years ended September 30, 1997, 1996 and 1995.


NOTE K. - BUSINESS SEGMENT INFORMATION
The Company currently classifies its operations into two core business segments:
(i) Precision Products manufactures and markets lead wire assemblies and other related products primarily for the computer disk drive market and (ii) Litchfield Precision Components manufactures and markets flex circuits and chemically etched parts for the medical, computer and communications industries. The remainder of the Company's business includes the operations of its InnoMedica Division, which manufactures medical device components, and its Iconovex Division, which develops and markets software for document storage retrieval and management. The identification of the Company's segments was determined principally by the nature of the products produced and technology utilized.

Net sales represent sales to unaffiliated customers and intersegment sales. Operating profit is total revenue less operating expenses. Non-operating income includes interest income and expense and other income and expense. Identifiable assets are those that are used in the Company's operations in each segment, net of intercompany balances. Capital expenditures include additions to property, plant, and equipment and capitalized software.


For the years ended September 30,                       1997             1996            1995
-------------------------------------------------------------------------------------------------
Net Sales:
  Precision Products                              $ 123,435,681     $ 62,028,814     $ 48,201,301
  Litchfield Precision Components                    17,629,514        5,903,704             --
  Corporate and Other                                 2,565,015        2,053,669        1,992,651
  less intersegment sales elimination                (1,626,467)        (415,965)            --
                                                  -----------------------------------------------
Total net sales                                   $ 142,003,743     $ 69,570,222     $ 50,193,952
                                                  ===============================================

Operating Profit and Income Before Provision
  For Income Taxes:
    Precision Products                            $  50,878,532     $ 22,876,426     $ 19,043,182
    Litchfield Precision Components                   2,972,204        1,185,858             --
    Corporate and Other                              (5,196,312)      (5,652,021)      (4,671,377)
    less intersegment elimination                       (15,000)          (7,000)            --
                                                  -----------------------------------------------
Operating profit                                     48,639,424       18,403,263       14,371,805
  Non-operating income, net                           1,338,179          338,743          446,582
                                                  -----------------------------------------------
Total income before provision for income taxes    $  49,977,603     $ 18,742,006     $ 14,818,387
                                                  ===============================================

Identifiable Assets:
  Precision Products                              $  36,092,711     $ 21,011,764     $ 13,085,777
  Litchfield Precision Components                    16,690,136        9,405,888             --
  Corporate and Other                                44,491,907       27,826,694       28,197,706
                                                  -----------------------------------------------
Total identifiable assets                         $  97,274,754     $ 58,244,346     $ 41,283,483
                                                  ===============================================

Capital Expenditures:
  Precision Products                              $   6,554,684     $  3,515,282     $  2,366,196
  Litchfield Precision Components                     8,195,455          214,730             --
  Corporate and Other                                   863,107          496,041          598,016
                                                  -----------------------------------------------
Total capital expenditures                        $  15,613,246     $  4,226,053     $  2,964,212
                                                  ===============================================

Depreciation and Amortization:
  Precision Products                              $   3,097,975     $  2,181,315     $  1,835,671
  Litchfield Precision Components                       688,032          237,802             --
  Corporate and Other                                 1,077,410        1,217,210        1,241,695
                                                  -----------------------------------------------
Total depreciation and amortization               $   4,863,417     $  3,636,327     $  3,077,366
                                                  ===============================================

The Company has no foreign-based operations; however, the Company utilizes two subcontractors in Thailand and one in China to perform certain labor intensive procedures on a large portion of the products sold by its Precision Products Division. Management believes that there are alternative subcontractors that could perform these procedures if such a change should be necessary; however, any unforeseen change could cause a delay in shipments which could affect operations adversely. The Company had aggregate export sales of $122,379,000, $51,467,000 and $39,718,000 for the years ending September 30, 1997, 1996 and
1995, principally to pacific rim customers.

Revenues from five customers made up a significant portion of the Company's total net sales during the years ending September 30:

                             1997         1996         1995
                           ----------------------------------
Customer A                  28%          31%          29%
Customer B                  25           16           11
Customer C                  15           18           21
Customer D                   9            9           11
Customer E                   7            8           10

Accounts receivable from the above five customers also make up a significant portion of the Company's accounts receivable at September 30, 1997 and 1996.

Subsequent to September 30, 1997, the Company's Iconovex Division entered into a joint venture with another corporation, in which Iconovex will own 51%. The joint venture will develop, market and distribute products that are based on technology owned by Iconovex.


QUARTERLY FINANCIAL DATA
(Unaudited)


1997                          1st Quarter   2nd Quarter   3rd Quarter    4th Quarter         Year
------------------------------------------------------------------------------------------------------
Net sales                      $29,311,887   $38,388,938   $41,960,060    $32,342,858    $142,003,743
Gross profit                    12,107,647    17,581,853    18,362,927     12,923,566      60,975,993
Net income                       6,338,346    10,056,369    10,942,318      7,756,570      35,093,603
Net income per share:
  Primary                            $0.42         $0.66         $0.72          $0.51           $2.31
  Assuming full dilution             $0.42         $0.66         $0.72          $0.51           $2.30

1996                          1st Quarter   2nd Quarter   3rd Quarter    4th Quarter         Year
------------------------------------------------------------------------------------------------------
Net sales                      $13,111,707   $14,674,457   $19,254,632    $22,529,426     $69,570,222
Gross profit                     5,516,232     6,014,066     7,294,617      8,152,903      26,977,818
Net income                       2,751,191     2,956,264     3,562,134      3,851,417      13,121,006
Net income per share:
  Primary                            $0.19         $0.21         $0.25          $0.27           $0.91
  Assuming full dilution             $0.19         $0.21         $0.25          $0.26           $0.90


Net income per share amounts reflect a two-for-one stock split distributed December 23, 1996.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about December 17, 1997, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I, Item 4A hereto.


ITEM 11.  EXECUTIVE COMPENSATION
Reference is made to the section entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the Shareholders on or about December 17, 1997, and filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 17, 1997, and filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to the section entitled "Certain Transactions" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 17, 1997, and filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial Statements                              Page Numbers
                  --------------------                              ------------
                  The following Consolidated Financial Statements of
                  the Registrant, Innovex Inc. and subsidiaries, are
S                  included in Item 8.
                  Consolidated Balance Sheets at September 30, 1997
                       and 1996                                          12
                  Consolidated Statements of Operations for each of
                       the three years in the period ended
                       September 30, 1997                                13
                  Consolidated Statements of Stockholders' Equity for
                       each of the three years in the period ended
                       September 30, 1997                                14
                  Consolidated Statements of Cash Flows for each of
                       the three years in the period ended
                       September 30, 1997                                15
                  Notes to Consolidated Financial Statements             16-21

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

         (3)      Exhibits                                          Page Numbers
                  --------                                          ------------
          3(a) Articles of Incorporation, as amended are incorporated by reference to Exhibit 3 of the Registrant's Form 10Q for the Quarter Ended December
                  31, 1996.

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

         10(g) Form of Employment Agreement between certain executive officers and the Company is incorporated by reference to Exhibit 10(g) of the Registrant's Form 10-K for the year ended September 30, 1996.

         10(h)    Lease Agreement between Karon-Baronbaum LLC,
                  Landlord and Innovex, Inc., tenant for Hopkins facility is incorporated by reference to Exhibit
                  10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1997

         10(i)    Operating Agreement of Smart Solution, LLC             25-41

         21       Subsidiaries of Registrant.                            42

         23       Consent of Grant Thornton LLP.                         43

         27       Financial Data Schedule.                               44

(b) REPORTS ON FORM 8-K
         None

(c)  EXHIBITS
         Reference is made to Item 14(a) 3.

(d)  SCHEDULES
         Reference is made to Item 14(a) 2.

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNOVEX, INC.


                                        By   /s/ Thomas W. Haley
                                           -------------------------------------
                                           Thomas W. Haley
                                           Chairman and Chief Executive Officer

Date December 22, 1997                  By   /s/ Douglas W. Keller
                                           -------------------------------------
                                           Douglas W. Keller
                                           Vice President, Finance


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of December, 1997.


   /s/ Thomas W. Haley         Chairman and Chief Executive Officer
---------------------------    and Director
Thomas W. Haley                (principal executive officer)


   /s/ Douglas W. Keller       Vice President, Finance
---------------------------    (principal financial officer)
Douglas W. Keller

   /s/ Gerald M. Bestler       Director
---------------------------
Gerald M. Bestler

    /s/ Mary E. Curtin         Executive Vice President, Corporate and Director
---------------------------
Mary E. Curtin

     /s/ Willis K. Drake       Director
---------------------------
Willis K. Drake

    /s/ William J. Miller      Director
---------------------------
William J. Miller

   /s/ Michael C. Slagle       Director
---------------------------
Michael C. Slagle

    /s/ Bernt M. Tessem        Director
---------------------------
Bernt M. Tessem

                                 UNITIED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                                  INNOVEX, INC.

                                       FOR

                      FISCAL YEAR ENDED SEPTEMBER 30, 1997

     -------------------------------------------------------------

                               EXHIBITS