Form 10-Q
period 1997-12-31
INNOVEX INC
filed 1998-02-13
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
     Act of 1934.

For the Period ended December 31, 1997.

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

Yes - X           No

As of February 9, 1998, 14,651,004 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 9

PART 1:   ITEM  1           FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       December 31,    September 30,
                                                                       1997                    1997
ASSETS                                                                 (Unaudited)      (Audited)
------                                                                 ------------    -----------
Current assets:
    Cash and cash equivalents                                          $ 16,056,213    $ 9,442,620
    Short-term investments                                               30,030,000     28,440,000
    Accounts receivable, less allowance for
         doubtful accounts of $585,000 and $621,000                      17,336,306     22,052,121
    Inventories                                                           7,981,599      7,252,596
    Other current assets                                                  3,660,398      4,161,938
                                                                       ------------    -----------
          Total current assets                                           75,064,516     71,349,275

Property, plant and equipment, net of accumulated depreciation
    of $13,491,000 and $12,202,000                                       29,206,283     23,748,632
Intangible assets, net of amortization of $3,243,000 and $3,099,000       1,893,404      1,849,381
Other assets                                                                327,466        327,466
                                                                       ------------    -----------
                                                                       $106,491,669    $97,274,754
                                                                       ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current maturities of long-term debt                               $    104,000    $   104,000
    Accounts payable                                                      5,082,938      4,662,543
    Accrued compensation                                                  1,510,119      2,980,086
    Income taxes payable                                                  3,970,170        864,313
    Other accrued liabilities                                             1,105,552        895,705
                                                                       ------------    -----------
        Total current liabilities                                        11,772,779      9,506,647

Long-term debt                                                              922,421        950,733

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,641,904 and 14,619,504 shares issued and outstanding             585,676        584,780
    Capital in excess of par value                                       14,208,317     14,065,186
    Retained earnings                                                    79,002,476     72,167,408
                                                                       ------------    -----------
         Total stockholders' equity                                      93,796,469     86,817,374
                                                                       ------------    -----------
                                                                       $106,491,669    $97,274,754
                                                                       ============    ===========


See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended December 31,
                                                   1997             1996
                                               ------------     ------------

Net sales                                      $ 33,008,635     $ 29,311,887
Costs and expenses:
    Cost of sales                                19,901,993       17,204,240
    Selling, general and administrative           1,921,784        2,403,125
    Engineering                                   1,266,441          873,928
    Net interest and other (income) expense        (460,747)        (224,752)
                                               ------------     ------------
Income before taxes                              10,379,164        9,055,346
Provision for income taxes                        3,105,000        2,717,000
                                               ------------     ------------
Net income                                     $  7,274,164     $  6,338,346
                                               ============     ============

Net income per share:
    Basic                                      $       0.50     $       0.44
                                               ============     ============
    Diluted                                    $       0.48     $       0.42
                                               ============     ============

Weighted average shares outstanding:
    Basic                                        14,634,617       14,311,340
                                               ============     ============
    Diluted                                      15,187,201       15,000,557
                                               ============     ============

See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                              Three Months Ended December 31,
                                                                  1997             1996
                                                               ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  7,274,164     $ 6,338,346
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 1,514,187       1,049,199
    Other non-cash charges (credits)                                  9,914           3,777
Changes in operating assets and liabilities:
        Accounts receivable                                       4,715,815      (5,679,954)
        Inventories                                                (729,003)       (701,596)
        Other current assets                                        501,540         108,079
        Accounts payable                                            420,395       1,917,427
        Other liabilities                                        (1,260,120)       (705,093)
        Income taxes payable                                      3,105,857         533,707
                                                               ------------     -----------
Net cash provided by (used in) operating activities              15,552,749       2,863,892

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (7,030,947)     (1,680,382)
    Proceeds from sale of investment in limited partnership            --           884,000
    Proceeds from sale of assets                                      5,171            --
    Purchase of held-to-maturity securities                      (8,440,000)     (7,190,000)
    Maturities of held-to-maturity securities                     6,850,000       3,790,000
                                                               ------------     -----------
Net cash provided by (used in) investing activities              (8,615,776)     (4,196,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                            (28,312)        (25,392)
    Proceeds from exercise of stock options                         144,027         450,259
    Dividends paid                                                 (439,095)       (320,883)
                                                               ------------     -----------
Net cash provided by (used in) financing activities                (323,380)        103,984

Increase (decrease) in cash and cash equivalents                  6,613,593      (1,228,506)

Cash and cash equivalents at beginning of year                    9,442,620       5,635,534
                                                               ------------     -----------

Cash and cash equivalents at end of period                     $ 16,056,213     $ 4,407,028
                                                               ============     ===========


SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $18,000 and $20,000 in 1997 and 1996.

Income tax payments were $116,000 and $876,000 in 1997 and 1996.

See accompanying notes.

INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 1997.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

         The Company adopted FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was effective for financial statements issued for periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. All share and per share information for prior periods has been adjusted to reflect the adoption of SFAS 128 effective for the period ending December 31, 1997.

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

         The Litchfield Precision Components Division (LPC) designs and manufactures highly complex flexible circuitry and chemically machined components. Approximately 30% of LPC's sales are medical product applications, 50% are computer and computer peripheral applications with the remaining 20% primarily being communications industry or other applications. LPC is one of a limited number of companies in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mills.

         The Company also operates two other divisions, Iconovex and InnoMedica. These divisions currently only produce a small portion of the Company's revenue. Iconovex was established to market and further develop a technologically advanced software product. The core software utilizes syntactical analysis to recognize meanings and relationships among words and phrases in order to prepare indexes and abstracts of electronically stored information. In October 1997, Iconovex became the 51% owner of a joint venture with Solutions Corporation of America. The new joint venture, Smart Solution, intends to target the corporate intranet market by providing a product to organize, analyze, screen and index email and to eventually perform the same function for corporate databases.

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

RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $33,009,000 for the quarter, up 13% from $29,312,000 reported in fiscal 1997. The increase was due to larger shipments of lead wire assemblies caused by increased demand for disk drives as compared to the prior years first quarter. Also contributing to the sales increase was an increasing portion of high end MR lead wire assemblies being included in the product mix. These MR lead wire assemblies have a higher value added content and sell for a higher price than the low end inductive assemblies.

The largest portion of the Company's sales for the remainder of fiscal 1998 will continue to be generated by the Precision Products Division. Although lead wire assembly unit volumes for the second quarter are expected to be lower than the first quarter, unit volumes are expected to increase later in the fiscal year. An increasing portion of the Company's sales will come from Litchfield Precision Components(LPC) due to the strong demand for LPC's high end flexible circuit products including the Head Interconnect Flex (HIF). The HIF product provides a technologically advanced solution for the Company's customers which is significantly more cost effective than any competing new technologies. The Company expects that an increasing portion of the demand for disk drive head interconnects will be met by products such as the HIF.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the quarter was 40% as compared to 41% reported for the same period last year. Gross margins for the existing lead wire assembly business will fluctuate during the remainder of the fiscal year as a function of unit demand for the disk drive industry. Increased fixed costs related to the new Litchfield Precision Components production facility will reduce gross margins during its start up phase. The gross margins will improve as the production volume in the new facility increases.

OPERATING EXPENSES

         Operating expenses were 9.7% of sales for the current quarter, improved from 11.2% in the prior year's first quarter. The decrease in operating expenses as a percent of sales for the current year is primarily due to a reduction in incentive based compensation and an increased level of sales. Total operating expenses remained relatively stable as a result of increased engineering spending offsetting the reduction in incentive based compensation. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $9.9 million in the current quarter was up 12% from the $8.8 million profit for the prior year first quarter as a result of the increased sales volume. The Precision Products Division's operating profit for the remainder of the fiscal year will vary depending on changes in disk drive industry unit volumes. Continued operating profit improvements are expected at Litchfield Precision Components as the demand for high end flexible circuits increases. Revenues from the Company's Iconovex and InnoMedica Divisions are expected to remain a small portion of the Company's total sales.

NET INCOME

         Consolidated net income for the fiscal 1998 first quarter was $7,274,000 as compared to $6,338,000 for the prior year. Basic and diluted net income per share was $0.50 and $0.48 as compared to $0.44 and $0.42 for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $46.1 million at December 31, 1997 from $37.9 million at September 30, 1997. This increase was primarily due to income generated from operating activities.

         Accounts receivable at December 31, 1997 decreased by $4.7million from September 30, 1997 due to a reduction in days sales outstanding at several large customers and the decreased level of sales at the end of the quarter. Inventory increased by $729,000 from September 30, 1997 primarily to support the increased level of activity at Litchfield Precision Components.

         Working capital totaled $63.3 million and $61.8 million at December 31, 1997 and September 30, 1997. The increase is primarily due to the increase in cash.

         Since September 30, 1997, the Company has invested over $7.0 million in property, plant and equipment. These additions include a portion of the costs to construct and equip a high volume production facility at Litchfield Precision Components to meet the expected demand for new high volume applications including the Head Interconnect Flex (HIF) and chip packaging related products.

         Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1998.

FORWARD LOOKING STATEMENTS

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in letters to shareholders, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for historical information contained herein and therein, are "forward looking statements" that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing and a general downturn in the Company's principal market. The Company disclaims any obligation subsequently to revise any forward looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
           27     Financial Data Schedule

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

Date:   February 13, 1998

                                                     By  \s\ Thomas W. Haley
                                                     Thomas W. Haley
                                                     Chief Executive Officer

                                                     By  \s\ Douglas W. Keller
                                                     Douglas W. Keller
                                                     Vice President, Finance

                                INDEX TO EXHIBITS

Exhibits                                                        Page

27       Financial Data Schedule                                10