Form 10-Q
period 1998-03-31
INNOVEX INC
filed 1998-05-15
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 1998.

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

Yes _X_      No ___

As of May 1, 1998, 14,711,304 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 11

PART 1: ITEM 1               FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,      September 30,
                                                                             1998             1997
ASSETS                                                                    (Unaudited)       (Audited)
------                                                                   ------------      -----------
Current assets:
    Cash and cash equivalents                                            $ 17,584,048      $ 9,442,620
    Short-term investments                                                 30,108,253       28,440,000
    Accounts receivable, less allowance for
         doubtful accounts of $535,000 and $621,000                        14,749,719       22,052,121
    Inventories                                                             7,491,262        7,252,596
    Other current assets                                                    4,031,271        4,161,938
                                                                         ------------      -----------
          Total current assets                                             73,964,553       71,349,275

Property, plant and equipment, net of accumulated depreciation
    of $14,099,000 and $12,202,000                                         29,915,107       23,748,632
Intangible assets, net of amortization of $3,378,000 and $3,099,000         1,896,566        1,849,381
Other assets                                                                  327,466          327,466
                                                                         ------------      -----------
                                                                         $106,103,692      $97,274,754
                                                                         ============      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current maturities of long-term debt                                 $     82,000      $   104,000
    Accounts payable                                                        3,877,946        4,662,543
    Accrued compensation                                                    1,367,207        2,980,086
    Income taxes payable                                                      966,537          864,313
    Other accrued liabilities                                               1,176,495          895,705
                                                                         ------------      -----------
        Total current liabilities                                           7,470,185        9,506,647

Long-term debt                                                                789,383          950,733
Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,676,204 and 14,619,504 shares issued and outstanding               587,048          584,780
    Capital in excess of par value                                         14,505,632       14,065,186
    Retained earnings                                                      82,751,444       72,167,408
                                                                         ------------      -----------
         Total stockholders' equity                                        97,844,124       86,817,374
                                                                         ------------      -----------
                                                                         $106,103,692      $97,274,754
                                                                         ============      ===========


See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three Months Ended March 31,
                                                    1998              1997
                                                ------------      ------------
Net sales                                       $ 25,105,195      $ 38,388,938
Costs and expenses:
    Cost of sales                                 16,253,643        20,807,085
    Selling, general and administrative            2,069,023         2,624,004
    Engineering                                    1,133,141           858,894
    Net interest and other (income) expense         (419,253)         (267,414)
                                                ------------      ------------
Income before taxes                                6,068,641        14,366,369
Provision for income taxes                         1,807,000         4,310,000
                                                ------------      ------------
Net income                                      $  4,261,641      $ 10,056,369
                                                ============      ============

Net income per share:
    Basic                                       $       0.29      $       0.70
                                                ============      ============
    Diluted                                     $       0.28      $       0.66
                                                ============      ============

Weighted average shares outstanding:
    Basic                                         14,660,885        14,349,185
                                                ============      ============
    Diluted                                       15,155,784        15,222,364
                                                ============      ============



                                                   Six Months Ended March 31,
                                                    1998              1997
                                                ------------      ------------
Net sales                                       $ 58,113,830      $ 67,700,825
Costs and expenses:
    Cost of sales                                 36,155,636        38,011,325
    Selling, general and administrative            3,990,807         5,027,129
    Engineering                                    2,399,582         1,732,822
    Net interest and other (income) expense         (880,000)         (492,166)
                                                ------------      ------------
Income before taxes                               16,447,805        23,421,715
Provision for income taxes                         4,912,000         7,027,000
                                                ------------      ------------
Net income                                      $ 11,535,805      $ 16,394,715
                                                ============      ============

Net income per share:
    Basic                                       $       0.79      $       1.15
                                                ============      ============
    Diluted                                     $       0.76      $       1.08
                                                ============      ============

Weighted average shares outstanding:
    Basic                                         14,646,603        14,302,943
                                                ============      ============
    Diluted                                       15,171,997        15,125,297
                                                ============      ============


See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended March 31,
                                                                    1998              1997
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 11,535,805      $ 16,394,715
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  3,268,841         2,250,451
    Other non-cash charges (credits)                                  49,405            60,262
Changes in operating assets and liabilities:
        Accounts receivable                                        7,302,402        (9,802,206)
        Inventories                                                 (238,666)       (1,360,365)
        Other current assets                                         130,667            57,415
        Accounts payable                                            (784,597)        1,053,244
        Other liabilities                                         (1,332,089)          500,750
        Income taxes payable                                         102,224         2,017,706
                                                                ------------      ------------
Net cash provided by (used in) operating activities               20,033,992        11,171,972

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (9,558,978)       (5,100,781)
    Proceeds from sale of investment in limited partnership               --           884,000
    Proceeds from sale of assets                                      27,071            50,583
    Purchase of held-to-maturity securities                      (12,650,000)      (11,140,000)
    Maturities of held-to-maturity securities                     10,981,747         6,540,000
                                                                ------------      ------------
Net cash provided by (used in) investing activities              (11,200,160)       (8,766,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                            (183,350)          (52,308)
    Proceeds from exercise of stock options                          442,714           689,469
    Dividends paid                                                  (951,768)         (751,804)
                                                                ------------      ------------
Net cash provided by (used in) financing activities                 (692,404)         (114,643)

Increase (decrease) in cash and cash equivalents                   8,141,428         2,291,131

Cash and cash equivalents at beginning of year                     9,442,620         5,635,534
                                                                ------------      ------------

Cash and cash equivalents at end of period                      $ 17,584,048      $  7,926,665
                                                                ============      ============


SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $35,000 and $40,000 in 1998 and 1997, respectively.

Income tax payments were $4,810,000 and $5,246,000 in 1998 and 1997, respectively.


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

NOTE 2 - NEW ACCOUNTING STANDARD
      The Company adopted FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was effective for financial statements issued for periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. All share and per share information for prior periods has been adjusted to reflect the adoption of SFAS 128 effective October 1, 1997.


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

      The largest division, Precision Products, develops, engineers and manufactures specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market are the Division's primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the inductive or magneto resistive thin film heads which read and write information on the disk.

      The Litchfield Precision Components Division (LPC) designs and manufactures highly complex flexible circuitry and chemically machined components. Approximately 30% of LPC's sales are medical product applications, 50% are computer and computer peripheral applications with the remaining 20% being other applications. LPC is one of a limited number of companies in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils.

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

      InnoMedica provides contract development and manufacturing services primarily to the medical device industry as well as pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry. Manufacture of these products utilizes silicone rubber molding, similar and dissimilar metal laser welding, product fabrication and miniature product assembly. Products may be either proprietary or made to customer specifications. The Company has reached an agreement in principle to sell InnoMedica. It is anticipated that a definitive agreement will be signed during May 1998. The transaction is not expected to have a significant impact on the Company's earnings.


RESULTS OF OPERATIONS

NET SALES

      The Company's net sales from operations totaled $25,105,000 for the quarter, down 35% from $38,389,000 reported in fiscal 1997. Sales of $58,114,000 for the six months ended March 31, 1998 decreased 14% from the prior year period. The decreases were due to softness in the disk drive industry which began in the quarter ending September 30, 1997. This softness appears to be primarily due to an over supply of disk drives caused by the high levels of disk drives produced during the March 1997 and June 1997 quarters and due to a reduction in the number of disk drives kept in inventory by computer manufacturers as they adopt a build to order business model. Also contributing to the sales decrease was a reduction in the average number of heads per disk drive. This reduction is the result of an increasing number of low cost disk drives being sold and as a result of the conversion to magneto resistive (MR) disk drive heads which increased the storage capacity per disk drive platter and reduced the number of heads required to provide the same disk drive capacity. The higher price obtained from the sale of MR lead wire assemblies which have a higher value added content and sell for a higher price than the low end inductive assemblies has partially offset the decreased number of lead wire assemblies being sold.

      LPC's sales continue to increase as a proportion of total sales, providing over 21% of the Company's sales for the quarter and over 17% for the first six months of fiscal 1998. The first phase of the new LPC automated high volume production facility was completed during the quarter and contributed to the increased volume of LPC sales. The total cost of facility and related equipment through the first phase is approximately $15 million. The facility, which is designed to produce large volumes of high technology flexible circuits for various applications, is currently being utilized to produce the Head Interconnect Flex (HIF) for the disk drive industry. The HIF product provides a technologically advanced solution for the Company's customers which is believed to be significantly more cost effective than any competing new technologies.

      The largest portion of the Company's sales for the remainder of fiscal 1998 will continue to be generated by the Precision Products Division. Although lead wire assembly unit volumes for the second quarter were lower than the first quarter, unit volumes are expected to increase later in the fiscal year. An increasing portion of the Company's sales will come from the LPC Division due to the strong demand for LPC's high technology flexible circuit products including the HIF. The Company expects that an increasing portion of the demand for disk drive head interconnects will be met by products such as the HIF. The pending sale of the InnoMedica Division will have a small impact on sales for the remainder of the fiscal year.


GROSS MARGINS

      The Company's consolidated gross profit as a percent of sales for the quarter decreased to 35%, down from the 46% reported for the same period last year. The gross margin percent for the first six months decreased to 38% from the 44% reported last year. Gross margin percents decreased primarily due to the lower demand for lead wire assemblies reducing the leverage of the Precision Products Division's fixed overhead costs. Also, pricing pressures returned as a normal operating factor after being unusually low during the first nine months of fiscal 1997 as a result of the heavy demand for lead wire assemblies during that time. Gross margins were also impacted by the increased level of fixed costs related to start up of the new LPC facility. Gross margins for the existing lead wire assembly business will fluctuate during the remainder of the fiscal year as a function of unit demand for disk drive heads. LPC gross margins will improve as the production volume in the new facility increases.

OPERATING EXPENSES

      Operating expenses were 12.8% of sales for the current quarter, as compared to 9.1% in the prior year's second quarter. Operating expenses for the first six months of fiscal 1998 were 11.0%, up from 10.0% for the prior year's first six months. The increase in operating expenses as a percent of sales for the current year is primarily due to the decrease in sales. Total operating expenses decreased due to a reduction in incentive based compensation more than offsetting an increase in engineering spending. Engineering spending increased as a result of new product development costs at both Precision Products and LPC and due to costs related to the new facility at LPC. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

      Consolidated operating profit of $5,649,000 in the current quarter was down 60% from the $14,099,000 profit for the prior year second quarter. Consolidated operating profit for the first six months was $15,568,000 versus $22,930,000 for the same period last year. This is primarily the result of the decreased sales volume. The Precision Products Division's operating profit for the remainder of the fiscal year will vary depending on changes in disk drive industry unit volumes. Continued operating profit improvements are expected at Litchfield Precision Components as the demand for high end flexible circuits increases. The Iconovex Division is not expected to have a significant impact on operating profit for the remainder of the fiscal year.

NET INCOME

      Consolidated net income for the fiscal 1998 second quarter was $4,262,000 as compared to $10,056,000 for the prior year. Basic and diluted net income per share were $0.29 and $0.28 as compared to $0.70 and $0.66 for the prior year second quarter. Consolidated net income for the first six months of fiscal 1998 was $11,536,000 as compared to $16,395,000 for the prior year. Basic and diluted net income per share were $0.79 and $0.76 as compared to $1.15 and $1.08 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments increased to $47.7 million at March 31, 1998 from $37.9 million at September 30, 1997. This increase was primarily due to income generated from operating activities.

      Accounts receivable at March 31, 1998 decreased by $7,302,000 from September 30, 1997 due to the decreased level of sales. Inventory increased by $239,000 from September 30, 1997 to support the increased level of activity at Litchfield Precision Components.

      Working capital totaled $66.5 million and $61.8 million at March 31, 1998 and September 30, 1997. The increase is primarily due to the decrease in accounts payable and accrued compensation.

      Since September 30, 1997, the Company has invested $9.6 million in capital expenditures. These additions include a portion of the costs to construct and equip an automated production facility at Litchfield Precision Components to meet the expected demand for new high volume applications including the Head Interconnect Flex (HIF) and chip packaging related products. The first phase of this facility, which cost approximately $15 million, was completed during the March 1998 quarter and provides a capacity of over 2 million units per week. Over the next nine months, the capacity of this facility will be increased to 10 million units per week at an approximate cost of $7 million.

      Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1998.

FORWARD LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are (i) timely availability and acceptance of new products, (ii) the impact of competitive products and pricing, (iii) and a general downturn in the Company's principal market. The Company disclaims any obligation subsequently to revise any forward looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

PART II - OTHER INFORMATION
Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 22, 1998. There were 14,641,904 shares of common stock entitled to vote at the meeting and a total of 13,339,648 shares were represented at the meeting.

b) Seven directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                                For          Against
                                                ---          -------
            Gerald M. Bestler                13,273,105      66,543
            Mary E. Curtin                   13,257,250      82,398
            Willis K. Drake                  13,270,705      68,943
            Thomas W. Haley                  13,276,250      63,398
            William J. Miller                13,255,685      83,963
            Michael C. Slagle                13,265,995      73,653
            Bernt M. Tessem                  13,274,385      65,263

c)    Other matters voted on at the meeting:

            Proposal #2. A proposal was made to approve the selection of the Company's independent public accountants for the current fiscal year. Shares were voted as follows:

               For         Against        Abstain
               ---         -------        -------
            13,218,263      57,782         63,603


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      27.1  Financial Data Schedule

      27.2  Fiscal 1996 Financial Data Schedules Restated to Adopt SFAS 128

      27.3  Fiscal 1997 Financial Data Schedules Restated to Adopt SFAS 128

      27.4  Fiscal 1995 Financial Data Schedule Restated to Adopt SFAS 128

b)    Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INNOVEX, INC.
                                   Registrant

Date:   May 15, 1998

                                   By \s\ Thomas W. Haley
                                   Thomas W. Haley
                                   Chief Executive Officer



                                   By \s\ Douglas W. Keller
                                   Douglas W. Keller
                                   Vice President, Finance

                                INDEX TO EXHIBITS

Exhibits                                                                    Page

27.1  Financial Data Schedule                                                12
27.2  Fiscal 1996 Financial Data Schedules Restated to Adopt SFAS 128        13
27.3  Fiscal 1997 Financial Data Schedules Restated to Adopt SFAS 128        14
27.4  Fiscal 1995 Financial Data Schedule Restated to Adopt SFAS 128         15