Form 10-Q
period 1998-06-30
INNOVEX INC
filed 1998-08-05
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For the Period ended June 30, 1998.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

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

Yes - X       No

As of July 22, 1998, 14,764,604 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 11

PART 1: ITEM 1                FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,        September 30,
                                                                           1998              1997
ASSETS                                                                  (Unaudited)        (Audited)
------                                                                  ------------     ------------
Current assets:
    Cash and cash equivalents                                           $  9,556,026     $  9,442,620
    Short-term investments                                                45,484,000       28,440,000
    Accounts receivable, less allowance for
         doubtful accounts of $404,000 and $621,000                       10,724,105       22,052,121
    Inventories                                                            5,731,301        7,252,596
    Other current assets                                                   5,019,753        4,161,938
                                                                        ------------     ------------
          Total current assets                                            76,515,185       71,349,275

Property, plant and equipment, net of accumulated depreciation
    of $14,389,000 and $12,202,000                                        28,935,831       23,748,632
Intangible assets, net of amortization of $2,013,000 and $3,099,000        1,920,295        1,849,381
Other assets                                                                 327,466          327,466
                                                                        ------------     ------------
                                                                        $107,698,777     $ 97,274,754
                                                                        ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                $     82,000     $    104,000
    Accounts payable                                                       2,931,421        4,662,543
    Accrued compensation                                                   1,729,473        2,980,086
    Income taxes payable                                                     885,286          864,313
    Other accrued liabilities                                              1,213,442          895,705
                                                                        ------------     ------------
        Total current liabilities                                          6,841,622        9,506,647

Long-term debt                                                               776,141          950,733
Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,740,204 and 14,619,504 shares issued and outstanding              589,608          584,780
    Capital in excess of par value                                        14,844,338       14,065,186
    Retained earnings                                                     84,647,068       72,167,408
                                                                        ------------     ------------
         Total stockholders' equity                                      100,081,014       86,817,374
                                                                        ------------     ------------
                                                                        $107,698,777     $ 97,274,754
                                                                        ============     ============

See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Three Months Ended June 30,
                                                     1998               1997
                                                     ----               ----
Net sales                                       $  20,298,838      $  41,960,060
Costs and expenses:
    Cost of sales                                  14,900,713         23,597,133
    Selling, general and administrative             1,608,180          2,185,779
    Engineering                                       884,260            893,120
    Net interest and other (income) expense          (525,978)          (346,290)
                                                -------------      -------------
Income before taxes                                 3,431,663         15,630,318
Provision for income taxes                          1,021,000          4,688,000
                                                -------------      -------------
Net income                                      $   2,410,663      $  10,942,318
                                                =============      =============

Net income per share:
    Basic                                       $        0.16      $        0.76
                                                =============      =============
    Diluted                                     $        0.16      $        0.72
                                                =============      =============

Weighted average shares outstanding:
    Basic                                          14,713,817         14,479,138
                                                =============      =============
    Diluted                                        15,115,344         15,221,231
                                                =============      =============


                                                    Nine Months Ended June 30,
                                                     1998               1997
                                                     ----               ----

Net sales                                       $  78,412,668      $ 109,660,885
Costs and expenses:
    Cost of sales                                  51,056,349         61,608,458
    Selling, general and administrative             5,598,987          7,212,908
    Engineering                                     3,283,842          2,625,942
    Net interest and other (income) expense        (1,405,978)          (838,456)
                                                -------------      -------------
Income before taxes                                19,879,468         39,052,033
Provision for income taxes                          5,933,000         11,715,000
                                                -------------      -------------
Net income                                      $  13,946,468      $  27,337,033
                                                =============      =============

Net income per share:
    Basic                                       $        0.95      $        1.90
                                                =============      =============
    Diluted                                     $        0.92      $        1.81
                                                =============      =============

Weighted average shares outstanding:
    Basic                                          14,669,848         14,361,675
                                                =============      =============
    Diluted                                        15,153,960         15,129,909
                                                =============      =============

See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Nine Months Ended June 30,
                                                            1998              1997
                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 13,946,468      $ 27,337,033
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          4,847,995         3,338,774
    Other non-cash charges (credits)                         155,470           128,767
Changes in operating assets and liabilities:
        Accounts receivable                               10,918,625        (9,447,342)
        Inventories                                        1,080,843        (1,200,321)
        Other current assets                                (500,090)         (902,893)
        Accounts payable                                  (1,678,701)        1,010,356
        Other liabilities                                 (1,163,893)          546,597
        Income taxes payable                                  20,973         2,778,672
                                                        ------------      ------------
Net cash provided by (used in) operating activities       27,627,690        23,589,643

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (10,754,386)       (9,841,453)
    Proceeds from sale of assets                           1,163,522           951,898
    Purchase of held-to-maturity securities              (38,769,000)      (23,060,000)
    Maturities of held-to-maturity securities             21,725,000        12,330,000
                                                        ------------      ------------
Net cash provided by (used in) investing activities      (26,634,864)      (19,619,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                    (196,592)          (77,761)
    Proceeds from exercise of stock options                  783,980         1,720,769
    Dividends paid                                        (1,466,808)       (1,185,946)
                                                        ------------      ------------
Net cash provided by (used in) financing activities         (879,420)          457,062

Increase (decrease) in cash and cash equivalents             113,406         4,427,150

Cash and cash equivalents at beginning of year             9,442,620         5,635,534
                                                        ------------      ------------

Cash and cash equivalents at end of period              $  9,556,026      $ 10,062,684
                                                        ============      ============

SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $50,000 and $62,000 in 1998 and 1997.

Income tax payments were $5,913,000 and $9,173,000 in 1998 and 1997.

The Company received a $400,000 note receivable as partial consideration for the June 1, 1998 sale of the InnoMedica assets.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

         The Company adopted FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was effective for financial statements issued for periods ending after December 15, 1997. The new standard eliminates primary and fully diluted income per share and requires presentation of basic and diluted income per share together with disclosure of how the per share amounts were computed. All share and per share information for prior periods has been adjusted to reflect the adoption of SFAS 128 effective for the period ending December 31, 1997.

         The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 196,250 shares of common stock with a weighted average exercise price of $28.76 were outstanding during the three and nine month periods ending June 30, 1998, but were excluded from the computation of common share equivalents because they were not dilutive. All stock options outstanding during the fiscal 1997 third quarter were dilutive. Options to purchase 5,000 shares of common stock with a weighted average exercise price of $27.44 were outstanding during the nine months ending June 30, 1997, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 3 - SALE OF INNOMEDICA ASSETS

         Effective June 1, 1998, substantially all of the assets of the InnoMedica Division were sold to a privately held third party. $1.1 million of the $1.5 million selling price was received in cash with the remainder being a $400,000 note to be received over the next two years. InnoMedica's historical results of operations were not material in relation to the Company's consolidated financial statements. The transaction did not have a significant impact on the Company's earnings.


PART I: ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Prior to July 28, 1998, Innovex, Inc. and its subsidiaries (the Company) operated through three divisions, Precision Products(Precision), Litchfield Precision Components(LPC), and Iconovex. Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company will combine the operations of its two primary operating divisions, Precision and LPC. The combination will merge the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision's high volume fine wire manufacturing expertise. The combination also allows Innovex to leverage Precision's disk drive industry market and trade knowledge to disk drive industry flexible circuit applications as the industry transitions from wire interconnects.

         Prior to the divisional combination, the largest division, Precision Products, developed, engineered and manufactured specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market were the Division's primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the inductive or magneto resistive thin film heads which read and write information on the disk.

         The Litchfield Precision Components Division, prior to the divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components. Approximately 30% of LPC's sales were medical product applications, 50% were computer and computer peripheral applications with the remaining 20% being other applications. LPC is one of a limited number of companies in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils.

         The Iconovex Division produces a small portion of the Company's revenue. Iconovex was established to market and further develop a technologically advanced software product. The core software utilizes syntactical analysis to recognize meanings and relationships among words and phrases in order to prepare indexes and abstracts of electronically stored information. In October 1997, Iconovex became the 51% owner of a joint venture with Solutions Corporation of America. The new joint venture, Smart Solution, intends to target the corporate intranet market by providing a product to organize, analyze, screen and index email and to eventually perform the same function for corporate databases.

         On June 1, 1998 the Company sold the assets of its InnoMedica Division. This division, which produced an immaterial portion of the Company's revenue, provided contract development and manufacturing services primarily to the medical device industry as well as pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry. The transaction did not have a significant impact on the Company's earnings.


RESULTS OF OPERATIONS

NET SALES

         The Company's net sales from operations totaled $20,299,000 for the quarter, down 52% from $41,960,000 reported in fiscal 1997. Sales of $78,413,000 for the nine months ended June 30, 1998 decreased 28% from the prior year period. The decreases were due to softness in the disk drive industry which began in the quarter ending September 30, 1997. This softness appears to be primarily due to an over supply of disk drives caused by the high levels of disk drives produced during the March 1997 and June 1997 quarters and due to a reduction in the number of disk drives kept in inventory by computer manufacturers as they adopt a build to order business model. Also contributing to the sales decrease was a reduction in the average number of heads per disk drive. This reduction is the result of an increasing number of low cost disk drives being sold and as a result of the conversion to magneto resistive (MR) disk drive heads which increased the storage capacity per disk drive platter and reduced the number of heads required to provide the same disk drive capacity. The higher price obtained from the sale of MR lead wire assemblies, which have a higher value added content and sell for a higher price than the low end inductive assemblies, has partially offset the decreased number of lead wire assemblies being sold.

LPC's sales continue to increase as a proportion of total sales, providing over 30% of the Company's sales for the quarter and over 20% for the first nine months of fiscal 1998. The first phase of the new

LPC automated high volume production facility continues to ramp up and contributed to the increased volume of LPC sales. The total cost of the facility and related equipment through the first phase was approximately $15 million. The facility, which is designed to produce large volumes of high end flexible circuits for various applications, is currently being utilized to produce the Head Interconnect Flex (HIF) for the disk drive industry. The HIF product provides a technologically advanced solution for the Company's customers which is believed to be significantly more cost effective than any competing new technologies.

The largest portion of the Company's sales for the remainder of fiscal 1998 will continue to be generated by the Precision Products Division. However, an increasing portion of the Company's sales will come from the LPC Division due to the strong demand for LPC's high end flexible circuit products including the HIF. The Company expects that an increasing portion of the demand for disk drive head interconnects will be met by products such as the HIF. The magnitude of the increase in sales from the LPC Division will depend on the timing and acceptance of the Company's new Flex Suspension Assembly (FSA) product. The FSA will be produced by equipment currently in development which will automatically attach HIF's to suspensions. The sale of the InnoMedica Division will have an immaterial impact on sales for the remainder of the fiscal year.

GROSS MARGINS

         The Company's consolidated gross profit as a percent of sales for the quarter decreased to 27%, down from the 44% reported for the same period last year. The gross margin percent for the first nine months decreased to 35% from the 44% reported last year. Gross margin percents decreased primarily due to the lower demand for lead wire assemblies reducing the leverage of the Precision Products Division's fixed overhead costs. Also, pricing pressures returned as a normal operating factor after being unusually low during the first nine months of fiscal 1997 as a result of the heavy demand for lead wire assemblies during that time. Gross margins were also impacted by the increased level of fixed costs related to the continued ramp up of the new LPC facility. Gross margins for the existing lead wire assembly business will fluctuate during the remainder of the fiscal year as a function of unit demand for disk drive heads. LPC gross margins will improve as the production volume and yields in the new facility increase.

OPERATING EXPENSES

         Operating expenses were 12.3% of sales for the current quarter, as compared to 7.3% in the prior year's third quarter. Operating expenses for the first nine months of fiscal 1998 were 11.3%, up from 9.0% for the prior year's first nine months. The increase in operating expenses as a percent of sales for the current year is primarily due to the decrease in sales. Total operating expenses decreased due to a reduction in incentive based compensation more than offsetting an increase in engineering spending. Engineering spending increased as a result of new product development costs at both Precision Products and LPC and due to costs related to the new facility at LPC. The level of operating expenses is not expected to change significantly as a percent of sales for the remainder of the fiscal year.

OPERATING PROFIT

         Consolidated operating profit of $2,906,000 in the current quarter was down 81% from the $15,284,000 profit for the prior year third quarter. Consolidated operating profit for the first nine months was $18,473,000 versus $38,214,000 for the same period last year. This is primarily the result of the decreased sales volume. The Precision Products Division's operating profit for the remainder of the fiscal year will vary depending on changes in disk drive industry unit volumes. Continued operating profit improvements are expected at Litchfield Precision Components as the demand for high end flexible circuits increases. The Iconovex Division is not expected to have a significant impact on operating profit for the remainder of the fiscal year.

NET INCOME

         Consolidated net income for the fiscal 1998 third quarter was $2,411,000 as compared to $10,942,000 for the prior year. Basic and diluted net income per share were $0.16 as compared to $0.76 and $0.72 for the prior year third quarter. Consolidated net income for the first nine months of fiscal 1998 was $13,946,000 as compared to $27,337,000 for the prior year. Basic and diluted net income per share were $0.95 and $0.92 as compared to $1.90 and $1.81 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased to $55.0 million at June 30, 1998 from $37.9 million at September 30, 1997. This increase was primarily due to income generated from operating activities.

         Excluding reductions related to the InnoMedica asset sale, accounts receivable and inventory at June 30, 1998 decreased by $10.9 million and $1 million, respectively, from September 30, 1997 due to the decreased level of Precision Products Division sales.

         Working capital totaled $69.7 million and $61.8 million at June 30, 1998 and September 30, 1997. The increase is primarily due to the decrease in accounts payable and accrued compensation.

         Since September 30, 1997, the Company has invested $10.8 million in capital expenditures. These additions include a portion of the costs to construct and equip an automated production facility at Litchfield Precision Components to meet the expected demand for new high volume applications including the Head Interconnect Flex(HIF), Flex Suspension Assembly(FSA) and chip packaging related products. The first phase of this facility, which cost approximately $15 million, was completed during the March 1998 quarter and provides a capacity of over 2 million units per week. Capital expenditures of approximately $3 million are expected during the fiscal 1998 fourth quarter to increase the capacity of the new LPC facility to 5 million units per week.

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

PART II - OTHER INFORMATION
Responses to Items 1 through 4 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 5. OTHER INFORMATION

         The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is August 16, 1998. Additionally, if the Company receives notice of a shareholder proposal after November 4, 1998, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

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

Date: August 4, 1998

                                        By \s\ Thomas W. Haley
                                        Thomas W. Haley
                                        Chief Executive Officer




                                        By \s\ Douglas W. Keller
                                        Douglas W. Keller
                                        Vice President, Finance

                                INDEX TO EXHIBITS

Exhibits                                                                Page

27       Financial Data Schedule                                         12