Form 10-K405
period 1998-09-30
INNOVEX INC
filed 1998-12-29
CIK 50601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                           --------------------------
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1998

                                       or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13143
                           --------------------------
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

       Registrant's telephone number, including area code: (612) 938-4155
                           --------------------------
          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                                (Title of Class)

                          Common Stock ($.04 par value)

                           --------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $232,221,000 at December 9, 1998 when the closing sale price of such stock, as reported in the Nasdaq National Market System, was $16.75.

The number of shares outstanding of the Registrant's Common Stock, $.04 par value, as of December 9, 1998 was 14,781,504 shares.

Documents Incorporated by Reference:

1. Portions of the Company's Proxy Statement to be filed with the Commission within 120 days after the end of the Registrants fiscal year are incorporated by reference into Part III of the Form 10-K.

This Form 10-K consists of 28 Pages (including exhibits). The index to exhibits is set forth on page 22.

                                  INNOVEX, INC.
                                 1998 FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Prior to July 28, 1998, Innovex Inc. and its subsidiaries (the "Company") operated through three divisions, Precision Products (Precision), Litchfield Precision Components (LPC) and Iconovex. Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. The combination merged the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision's high volume fine wire manufacturing expertise. The combination also allows Innovex to leverage Precision's disk drive industry market and trade knowledge to disk drive industry flexible circuit applications as the industry transitions from wire interconnects.

Prior to the divisional combination, the largest division, Precision Products, developed, engineered and manufactured specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market were the Division's primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the inductive or magneto resistive thin film heads that read and write information on the disk.

The Litchfield Precision Components Division, prior to the divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components. Approximately 30% of LPC's sales were medical product applications, 50% were computer and computer peripheral applications with the remaining 20% being other applications. The Company purchased Litchfield Precision Components, Inc. on May 16, 1996. This acquisition reduced the Company's reliance on the disk drive industry while providing an entry into the large and rapidly growing flexible circuit market. A large portion of this growth is expected to be providing the highly intricate flexible circuits required in chip packaging applications. LPC is one of a limited number of operations in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils for these applications.

The Company was founded in 1972 to acquire the assets of a manufacturer of needle and wire assemblies used in computer core memories. With the introduction of solid state memory devices, needle wire assemblies became obsolete and, in late 1973, the Company moved into related areas of manufacturing utilizing and expanding its micro-welding and miniature assembly expertise. This expertise is currently used to manufacture small electromagnetic products, which cannot be economically produced by its customers.

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

On June 1, 1998 the Company sold the assets of its InnoMedica Division. This division, which produced an immaterial portion of the Company's revenue, provided contract development and manufacturing services primarily to the medical device industry as well as pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry. The Division was formed in late fiscal 1993 to impart a greater degree of strategic direction and business discipline to the Company's emerging medical business.

The Iconovex Division was established in fiscal 1994 to market and further develop a technologically advanced software product purchased in November 1993. The core software utilizes syntactical analysis to recognize meanings and relationships among words and phrases in order to prepare indexes and abstracts of electronically stored information. Syntactical analysis is more accurate than conventional Boolean search systems that only recognize specific words. In October 1997, Iconovex became the 51% owner of a joint venture with Solutions Corporation of America. The joint venture, Smart Solution, is targeting the corporate intranet market by providing a product to organize, analyze, screen and index email and to eventually perform the same function for corporate databases.

Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 530 Eleventh Avenue South, Hopkins, Minnesota 55343-9904 and its telephone number is (612) 938-4155. Products are developed and manufactured through the Company's wholly owned subsidiaries, Innovex Precision Components, Inc., Innovex Limited and Iconovex Corporation. These subsidiaries are Minnesota corporations.


(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Entering fiscal 1998, Innovex Inc. and its subsidiaries (the "Company") operated through four divisions, Precision Products (Precision), Litchfield Precision Components (LPC), InnoMedica and Iconovex. Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. This combined division comprises over 95% of the Company's revenue, operating profit and identifiable assets. The assets and operations of InnoMedica, which was not considered a core segment, were sold June 1, 1998. Iconovex and its Smart Solution joint venture, comprise less than 5% of the Company's revenue, operating profit and identifiable assets and is not considered a core segment. Financial results will be presented as a single segment due to the immaterial nature of the non-core operations. Topics covered throughout this document may be discussed referencing the former divisions where helpful to the reader's understanding.


(c) NARRATIVE DESCRIPTION OF BUSINESS

INNOVEX PRECISION COMPONENTS
General
The Company's wire operations produce a variety of small lead wire assemblies primarily for computer disk drives, which cannot be economically produced by its customers. Manufacture of these products often involves use of such specialized tasks as miniature wire processing, insulation removal, precision miniature welding, metal-to-metal bonding, chemical bonding, epoxy encapsulation and high-resolution optical inspection. The flexible circuit operations design and manufacture highly complex and intricate flexible circuits and chemically machined electrical components for the medical, computer and communications industries. Flexible circuit products utilize the Company's leading edge imaging technology and are focused on the high end of the market. All products are manufactured pursuant to individual customer orders and specifications.

Products
The Company's historical principal product is a fine wire lead assembly. Lead wire assembly sales constituted over 72% of the consolidated revenues during fiscal 1998 and 54% of the fiscal 1998 fourth quarter revenue. Lead wire assemblies are fine twisted magnet wires that are attached to inductive or magneto resistive (MR) thin film heads which read or write the information on the disk in a computer disk drive assembly. MR lead wire assemblies are comprised of four or five wires while inductive lead wire assemblies consist of only two wires. The MR assemblies are more difficult to make and carry a higher selling price. In order to produce a lead assembly, a portion of the fine magnet wire is stripped of its insulation. The Company developed technology and processes which enables it to strip extremely fine magnet wire without damaging the wire's gold plating. This process utilizes a laser to strip the insulation from the wire. This manufacturing process and the related equipment was designed to be flexible enough to produce both inductive and MR lead wire assemblies. By the end of fiscal 1998, the MR proportion of the lead wire assembly product mix was over 90%.

A rapidly increasing portion of the Company's revenue is being generated by chemically etched products. Although these products have similar manufacturing processes, they fall into three primary product areas: 1.)Flexible circuitry - The Company is able to build highly precise flexible circuits with copper traces as small as .001 inches over long lengths on flexible base materials. The base materials can also be selectively removed to expose the circuitry from the front and back to facilitate new assembly techniques. These products include hard disk drive components and test circuits, semiconductor packaging substrates, integrated circuit testing probes, paging system components and ultrasound connections. The head interconnect flex (HIF) was the primary flexible circuit product produced during fiscal 1998, generating 10% of the Company's revenue. The HIF product was developed to meet the high end head interconnect needs of the disk drive industry. The HIF provides a technologically advanced solution for the Company's customers that is believed to be significantly more cost effective than any competing new technologies. During fiscal 1998, the Company introduced two new products for the disk drive industry, the Flex Suspension Assembly (FSA) and the BridgeFlex. The FSA is a HIF that is bonded to a suspension for customers desiring a more complete solution. The Bridge Flex product completes the connection from the suspension to the actuator flex for competing disk drive head interconnect solutions that terminate at the back end of the suspension. The Company expects that products such as the HIF and FSA will meet an increasing portion of the worldwide growth in demand for disk drive head interconnects. Customer acceptance of the FSA and Bridge Flex products introduced during the quarter will be integral to increasing revenue in fiscal 1999 as demand for lead wire assemblies decreases. 2.)Chemical machining - Using metals such as stainless steel, titanium, tungsten and copper, the Company can resolve down to .001 inch features using advanced imaging techniques. These products include high precision surface mount fuses, printer components and components for medical implantable devices. 3.)Film and optical components - Through the application of high resolution images to glass substrates, the Company can generate sub-micron features in chrome or other deposited metals on a variety of glass and film substrates.

INNOMEDICA
Prior to its sale on June 1, 1998, InnoMedica provided contract development and manufacturing services primarily to the medical device industry as well as pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry. Manufacture of these products utilized silicone rubber molding, similar and dissimilar metal laser welding, product fabrication and miniature product assembly. Products were either proprietary or made to customer specifications.

ICONOVEX
Iconovex was established to market and further develop a technologically advanced software product line that prepares indexes and abstracts of electronically stored information. The core software utilizes syntactical analysis to recognize meanings and relationships among words and phrases in order to prepare indexes and abstracts of documents. Syntactical analysis is more accurate than conventional Boolean search systems that only recognize specific words. This core software may be adapted for use in a large number of applications through the development of appropriate interfaces.

In October 1997, Iconovex entered into a joint venture with Solutions Corporation of America. The new joint venture, Smart Solution, is 51 percent owned by Iconovex. Smart Solution targets the corporate intranet market by providing a product to organize, analyze, screen and index email and to eventually perform the same function for corporate databases. Prior to the joint venture, Iconovex had developed a number of industry award winning applications for retail distribution which had attracted favorable reviews but failed to generate a profitable level of sales. One of these applications, EchoSearch, provided the foundation for the products currently being marketed.

RESEARCH AND DEVELOPMENT
The Company continually engages in research, development and engineering activities. The Company's goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 1998, 1997 and 1996, the Company spent approximately $2,356,000, $1,784,000 and $813,000, on research and development. The Company's research and development effort is concentrated on improving and increasing the long run flexible circuit manufacturing capabilities primarily as it relates to the disk drive industry and semiconductor packaging substrate applications. Additional efforts are also being focused on improving the attachment process for the new FSA product. Iconovex and Smart Solution continue to concentrate on developing software products to utilize the purchased document storage retrieval and management technology.

The Company expects to continue its past practice of acquiring new technology from outside sources through the payment of cash, Company stock and royalties.

MARKETING AND CUSTOMERS
The Company markets a number of products directly to the magnetic disk drive head industry worldwide through the use of an internal sales staff. Although the demand for disk drive heads was soft in fiscal 1998, the market for disk drive heads has grown dramatically in recent years and continues to have strong future growth potential. Demand for increased storage capacity both for personal computers and for other applications continues to expand. Innovex has benefited from early entry into this market and has been able to leverage relationships established through its lead wire assembly interconnects to the next generation integrated flexible circuit interconnects. This, coupled with the Company's reputation for high standards of quality and innovative manufacturing processes, has established Innovex as the predominant supplier of interconnects for the industry. The Company has established sales with virtually every manufacturer of disk drive heads in the world and continues to work closely with virtually all of the world wide disk drive head manufacturers on new generations of disk drive products. The Company's principal customers for disk drive head interconnects, each accounting for over 10 percent of the Company's consolidated net sales in at least one of the last three years are Read-Rite, SAE/TDK, Seagate and Yamaha. See Note J of Notes to Consolidated Financial Statements for additional information.

The Company also markets flexible circuits to other non disk drive related technology companies in the semiconductor, medical, computer and communications industries through the use of an internal sales staff. Because of the Company's focus on leading edge imaging technology, its customers include a number of the leading technology companies in the world including General Electric, Hewlett Packard, Littelfuse, Medtronic, and Siemens.

BACKLOG
The backlog for the Company's continuing operations was $15,163,000, $26,101,000 and $24,098,000 at September 30, 1998, 1997 and 1996. The Company's backlog fluctuates based on the timing of the receipt of orders from customers. During fiscal 1998, order lead times provided to the Company by its disk drive industry customers were reduced as the computer industry moved toward a build to order business model.

Backlog is defined by the Company as firm orders which are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 1998 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

COMPETITION
Although there are a large number of companies engaged in the production of components for the disk drive industry, the lead wire assembly interconnect products offered by the Company are relatively unique and currently are produced by a limited number of competitors. The Company believes that it has the technical capability and the manufacturing capacity to retain market leadership. The purchasing decision for the lead wire assemblies produced by the Company is based on performance, quality, on-time delivery and price. Although the barriers to market entry by new competitors are not insurmountable, the Company believes that it is well positioned to compete due to its efficient production process, capital investment in automation equipment and access to low cost labor. As a result of the emergence of new interconnect technologies including the Company's HIF product, demand for lead wire assemblies is expected to decrease during fiscal 1999. A number of alternative interconnect technologies are being evaluated for future disk drive industry programs. The Company's HIF and FSA products have favorable technological comparisons with other competing integrated interconnect products while also maintaining a considerable price advantage. As a result, the Company believes it is well positioned to compete with other emerging interconnect technologies.

There are over 200 flexible circuit manufacturers worldwide competing for a share of the flexible circuit market. Most of these companies do not focus on the highly complex and intricate portions of the semiconductor packaging, medical, computer and communications segments of the market which are served by Litchfield Precision Components. Some of the competitors involved in this high-end portion of the business include Sumitomo and 3M.

EMPLOYEES
At September 30, 1998, the Company had 619 employees as compared to 893 at September 30, 1997. The Company considers its employee relations to be good.

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

MANUFACTURING AND SOURCES OF SUPPLY
The Company has devoted a significant amount of time and expense to the development of certain sophisticated manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. To further enhance its capabilities, the Company developed an automated lead-wire forming laser-based process for the production of lead-wire assemblies. This process, which produces a superior product and has reduced manufacturing costs over traditional processes, is utilized to manufacture both inductive and MR thin film lead wire assemblies. A complete quality control program has been established for production procedures to ensure product specifications are met. As part of this program, the Company has implemented computerized statistical process control ("SPC") which enables machine operators to continually monitor and control production processes.

Although the Company's three main chemically etched product types have dissimilar final forms, they have a common manufacturing process based on the Company's leading edge imaging technology. Images are applied to either glass, metal or flexible base substrate materials with unwanted material etched away using chemicals to produce the actual products. The Company has also developed an automated flexible circuit manufacturing facility capable of maintaining extremely fine tolerances.

Raw material used by the Company is generally available from several suppliers. Although the Company does not anticipate any supply shortages or interruptions, it is seeking to lessen its dependence on existing suppliers by expanding alternative supply sources. The Company has not experienced any significant problem in obtaining its required supplies.

The Company's manufacturing operations are conducted at plants in Hopkins, Montevideo and Litchfield, Minnesota. See "Properties." The Company also utilizes subcontractors in Thailand and the Peoples Republic of China.


ITEM 2. PROPERTIES

Effective March 1, 1997, the Company leased a 19,000 square foot facility for its executive and administrative offices. This building is located in Hopkins, Minnesota with annual rent of approximately $155,000 under a lease which expires February 28, 2002.

A portion of the Company's administrative offices, research and development facilities and certain of its production facilities are located in a 30,000 square foot facility in Hopkins, Minnesota. The building was purchased in 1993 and collateralizes a note used to finance the building. The note has a remaining principal balance of $528,000 at September 30, 1998.

The Company also owns adjacent 30,000 and 20,000 square foot manufacturing facilities in Montevideo, Minnesota that are used for the manufacture of wire products. A portion of the costs to construct and expand these facilities was financed through bank financing and public development funds. The financing notes, which are collateralized by the buildings and manufacturing equipment, have a remaining principal balance of $310,000 at September 30, 1998.

The Company acquired an 88,000 square foot facility in Litchfield, Minnesota as part of the Litchfield Precision Components acquisition in May 1996. The facility is used for the manufacture of flexible circuits and other chemically etched products. During fiscal 1998, the Company completed a 50,000 square foot automated flexible circuit production facility in Litchfield, Minnesota. The facility was financed through internally generated cash flows.

Effective December 1993, the Company leased a 10,500 square foot office and manufacturing facility in Bloomington, Minnesota utilized by the Company's InnoMedica operation. The lease for the facility which expires in December 1999, was assumed by the purchaser of the InnoMedica assets on June 1, 1998.


ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to, and none of its property is the subject of, any material pending legal proceedings with the exception of the following:

Mary Curtin, a current director of the Company and a director nominee, has indicated her intent to commence litigation against the Company and possibly certain individuals for marital status discrimination and sex discrimination. A formal complaint has not been served or filed, but a draft complaint was provided to the Company by Ms. Curtin's counsel on September 25, 1998. In the draft complaint, Ms. Curtin articulates claims for violations of the Minnesota Human Rights Act, violations of Title VII of the Civil Rights Act of 1964 and for negligent retention and intentional infliction of emotional distress. Ms. Curtin's claims are based on allegations that she was treated differently from male senior management, and ultimately constructively discharged because she is married to Thomas Haley, the Company's Chief Executive Officer and a current director and director nominee of the Company, and because she is a woman. She claims to have experienced a hostile working environment created by generally sexist attitudes and sexist epithets directed at her. Ms. Curtin seeks damages of approximately $10 million. Management has been advised that the individuals involved in the allegations deny them.

Because Ms. Curtin is a member of the Board of Directors, and the spouse of Thomas Haley, the Board of Directors of the Company on August 14, 1998 appointed a special independent committee of its members to investigate, review and take action with respect to such claims. The special committee is currently comprised of Bernt M. Tessem, Gerald M. Bestler and Willis K. Drake. William J. Miller, an initial member of the special committee, resigned as a director of the Company and a member of the committee on December 7, 1998. The special committee has reviewed the results of an initial investigation by the Company's outside counsel into the claims and is presently engaged in efforts to resolve the dispute on terms satisfactory to the Company. As a result of the committee's investigation and efforts, the Company believes that the matter may be settled for an amount which will not have a material adverse effect on the Company's financial statements. In the event the Company's efforts at settlement are unsuccessful, the

Company intends to vigorously defend itself against Ms. Curtin's threatened claims and believes that any judgment entered against it will not have a material adverse effect on the Company's financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.


ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

Name                      Age     Position
----                      ---     --------

Thomas W. Haley*          62      Chairman, Chief Executive Officer and Director
                                  of the Company

William P. Murnane*       36      President and Chief Operating Officer

Allan J. Chan             48      Senior Vice President, Sales and Marketing

Bruce R. Funk             55      Vice President, Asian Operations

Douglas W. Keller         40      Vice President of Finance

Timothy S. McIntee        40      Senior Vice President, Corporate

Steven L. Stiller         51      Vice President, Operations

Mr. Haley served as President of the Company from 1972 to 1988. Since October 1988, Mr. Haley has held the position of Chief Executive Officer. He has been a Director and Chairman of the Company since its inception in 1972.

Mr. Murnane was promoted to President and Chief Operating Officer in July 1998. Mr. Murnane joined the Company in July 1995 as Vice President. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten year career at United Parcel Service.

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

Mr. Funk was promoted to Vice President, Asian Operations in July 1998. Mr. Funk joined the Company in October 1990 as Managing Director of Asian Operations for the Precision Products Division. From 1988 through October 1990, Mr. Funk was President of Technical Memory Products Co., a sales representative company specializing in the sale of magnetic recording heads and disk drives to the Asian market.

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

Mr. McIntee joined the Company in August 1997 as Vice President, Corporate Development and was promoted to Senior Vice President, Corporate in July 1998. From 1984 to 1997, Mr. McIntee was an attorney for the law firm of Lindquist & Vennum in the Mergers & Acquisitions Division. Prior to that, he was a CPA for several years.

Mr. Stiller was promoted to Vice President, Operations in July 1998. Mr. Stiller joined the Company in December 1994 as a Product Development Engineer and was promoted to Director of U.S. Operations, Precision Products Division in August 1996. From 1993 to 1994, Mr. Stiller performed management consulting for start up magnetic head companies. From 1986 through 1993, he owned MEC, Inc., a magnetic tape head manufacturing company.

*Mr. Murnane is the first cousin of Mary E. Curtin, a current director and director nominee of the Company. Ms. Curtin is Mr. Haley's spouse.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK INFORMATION
The Company's common stock is traded in the over-the-counter market under the symbol "INVX". The table below sets forth the high and low closing sale prices as reported by NASDAQ. As of October 22, 1998, the Company had 634 shareholders of record. Dividends of $.035 per share have been paid for the most recent three quarters. The Company's intention is to continue this policy.

Price Range of Common Stock                   1998                     1997
                                     -----------------------------------------------
                                        High       Low           High        Low
------------------------------------------------------------------------------------
First Quarter                         $33-3/8    $18-7/8       $30-1/4    $ 8-15/16
Second Quarter                         26-7/8     18-3/8        35-1/4     18-1/2
Third Quarter                          28-1/8     11-1/4        42-7/8     24-1/2
Fourth Quarter                         16-1/2      9-15/16      36-1/2     27-1/4


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five year period ended September 30, 1998. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

Years Ended September 30,                         1998           1997         1996          1995           1994
-------------------------------------------------------------------------------------------------------------------
Net sales                                     $96,277,930   $142,003,743   $69,570,222   $50,193,952   $30,564,009
Net income                                     15,911,079     35,093,603    13,121,006    10,029,387     3,515,283
Net income per share:
  Basic                                             $1.08          $2.43         $0.93         $0.73         $0.26
  Diluted                                           $1.05          $2.31         $0.91         $0.70         $0.26
Cash dividends per share                           $0.135         $0.113        $0.088        $0.079        $0.072
Total assets                                  109,651,849     97,274,754    58,244,346    41,283,483    29,934,424
Long-term debt, less current maturities           755,024        950,733     1,063,253     1,172,798     1,532,140
Stockholders' equity                          102,418,060     86,817,374    48,400,116    36,029,173    24,716,307


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY
The Company reported net income of $15,911,000, or $1.08 basic and $1.05 diluted net income per share for the fiscal year ended September 30, 1998. This compares to net income of $35,094,000, $2.43 basic and $2.31 diluted net income per share in fiscal 1997 and $13,121,000, or $0.93 basic and $0.91 diluted net income per share in 1996. Fiscal 1998 results decreased in comparison to 1997 due to softness in the cyclical disk drive industry. The softness was primarily the result of an oversupply of disk drives caused by excess disk drive production in 1997 and the reduction of inventory levels by computer manufacturers as they adopted a "build to order" business model. The drop in gross margin percent during 1998 resulted principally from lower shipments of disk drive lead wire assemblies and the start up costs of the new Litchfield facility. Fiscal 1997 results, as compared to 1996, benefited from an increase in net sales due to strong demand for lead wire assemblies and an increased portion of high end magneto resistive (MR) assemblies in the product mix. Also contributing was a full year of sales from the operation of Litchfield Precision Component's (LPC) flexible circuit business.

Operating expenses were 12% of revenue in fiscal 1998 as compared to 9% and 12% of revenue in fiscal years 1997 and 1996, respectively. The percentage increase in 1998 from 1997 was due to decreased revenues as actual operating expenses dropped by $815,000.

RESULTS OF OPERATIONS
NET SALES. Net sales for fiscal 1998 were $96,278,000, a 32% decrease from 1997 net sales of $142,004,000. The decrease in 1998 sales was related to softness in the disk drive industry. The softness was primarily the result of an oversupply of disk drives caused by excess disk drive production in 1997 and the reduction of inventory levels by computer manufacturers as they adopted a "build to order" business model. Another contributing factor was a reduction in the average number of heads per disk drive. This reduction is the result of the conversion to MR heads, which increased the storage capacity per disk drive platter and reduced the number of heads required to provide the same disk drive capacity. The higher prices obtained from the sale of MR assemblies, which have a higher value added content and sell for a higher price than the low end inductive assemblies, have partially offset the decreased number of assemblies being sold. The fourth quarter was also impacted by the disk drive industry's transition away from lead wire assembly interconnects and into alternative interconnect technologies, including the Company's Head Interconnect Flex (HIF), Flex Suspension Assembly (FSA) and Bridge Flex products. The increase in fourth quarter HIF shipments did not offset the decrease in lead wire assembly shipments.

Net sales for fiscal 1997 increased 104% from 1996 net sales of $69,570,000. Increased shipments of lead wire assemblies and the higher portion of MR lead wire assemblies included in the product mix explained sales growth in 1997.

Flexible circuit sales continue to increase as a proportion of total sales, providing over 25% of the sales for fiscal 1998 and over 45% for the fourth quarter. The increase is primarily due to shipments from the Company's new high volume, flexible circuit production facility. The facility is currently being utilized to produce the HIF for the disk drive industry. In the near future it will also produce other high technology flexible circuits, including semiconductor packaging substrates.

Fiscal 1999 should benefit from continued growth in the demand for high technology flexible circuits including rapidly increasing shipments of the Company's HIF, FSA and Bridge Flex. Customer acceptance of the FSA and Bridge Flex products introduced during the quarter will be integral to increasing revenue in fiscal 1999 as demand for lead wire assemblies decreases. The divestiture of the InnoMedica Division will have an immaterial impact on sales going forward. Sales from Iconovex made up less than 1% of the Company's total revenue in fiscal 1998.

Export sales accounted for 83% of the Company's revenue in fiscal 1998 as compared to 86% for 1997 and 74% for 1996, reflecting the higher level of interconnect shipments to disk drive manufacturers in Japan and other Pacific Rim countries. A significant portion of the remaining domestic sales are subsequently shipped internationally by the Company's customers.

GROSS MARGIN. The Company's gross profit margin decreased to 33.3% of sales in fiscal 1998 as compared to 42.9% in 1997. Gross margin percents decreased primarily due to the lower demand for lead wire assemblies which reduced the leverage of the fixed overhead costs related to their production. Also, pricing pressures returned to normal after being unusually low due to the heavy demand for lead wire assemblies during 1997. The flexible circuit gross margin percent was impacted by the increased level of fixed costs relating to the ramp up of the new high volume flexible circuit facility. Flexible circuit gross margins will improve in fiscal 1999 as the production volume and yields in the new facility increase. Future lead wire assembly gross margins will fluctuate as expenses are adjusted to match the level of demand for those assemblies.

In 1997, the Company's gross profit as a percentage of sales increased to 42.9% as compared to 38.8% in 1996. This improvement was a result of the large increase in units shipped and limited pricing pressure for portions of 1997 due to supply shortages. Gross margin percentages in both years benefited from more efficient use of the Company's manufacturing automation technology and the increased utilization of subcontractors in Thailand and China for labor intensive processes. High sales volume and increased manufacturing efficiency allowed the Company to maintain strong margins even while responding to pricing pressures.

OPERATING EXPENSES. Selling, general and administrative expenses were 7.7% of net sales in 1998 as compared to 6.2% in 1997 and 8.7% in 1996. The increase in 1998 expenses as a percent of sales is primarily due to the decrease in lead wire assembly sales. Total selling, general and administrative expenses for fiscal 1998 decreased from 1997 primarily due to reduced headcount, a change in estimated bad debts and lower bonus accruals. The increase in fiscal 1997 over 1996 is primarily due to the addition of infrastructure required to handle the higher level of activity and the first full year of expenses related to the operation of Litchfield Precision Components.

Engineering expense increased to 4.3% of net sales in fiscal 1998 from 2.5% in 1997 and 3.6% in 1996. The increase in 1998 is due both to the decrease in lead wire assembly sales and an increased level of spending. The actual spending in fiscal 1998 increased 16% over 1997 as a result of new product development costs for both wire and flexible circuit products and costs related to the new high volume, flexible circuit production facility. The decrease of engineering expenses as a percent of sales in 1997 from 1996 is primarily due to the rapid increase in lead wire assembly sales. Increases in fiscal 1999 engineering spending are expected to concentrate on further HIF, FSA, semiconductor packaging substrate and other high end flexible circuit technology development. The Company will also be increasing high volume production capabilities.

Interest income increased to $2,029,000 in fiscal 1998 from $1,338,000 and $936,000 in 1997 and 1996, respectively. These increases correspond to increases in average cash and short-term investments. Interest expense decreased to $69,000 in 1998, from $96,000 in 1997 and $113,000 in 1996. Net other income
(expense) included a $500,000 write off of intangible assets at InnoMedica in 1996. These intangible assets related to purchased proprietary technology which was not expected to be supported by revenue from associated products.

INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes was $22,654,000 for fiscal 1998 as compared to $49,978,000 for 1997 and $18,742,000 for 1996. As a percent of net sales, income before provision for income taxes was 23.4% for 1998 as compared to 35.2% and 26.9% for 1997 and 1996. The decrease in 1998 was primarily due to the decrease in lead wire assembly sales. The increase in the 1997 percent over 1996 was primarily due to the Company's improved leverage of its fixed costs as a result of the large increase in sales. The dollar decrease in 1998 from 1997 and increase over 1996 was due to the fluctuation of lead wire assembly sales.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased by $19,573,000 to $57,455,000 at September 30, 1998. Net cash provided by operating activities increased in 1998 to $32,207,000 from $30,407,000 in 1997 and $13,108,000 in 1996. The increase in
1998 cash and short-term investments was primarily due to cash flows from operations. During fiscal 1998 the Company invested 12,730,000 in capital expenditures. These expenditures included a portion of the costs to construct and equip an automated flexible circuit production facility. This facility was constructed to meet the expected demand for high volume applications including the HIF, FSA and semiconductor packaging related products. The first phase of this facility provided a capacity of over 2 million units per week with expansions in process to increase capacity to 5 million units per week. The increase in 1997 cash provided by operating activities over 1996 was primarily due to improved operating results related to the increase in demand for lead wire assemblies.

Accounts receivable at September 30, 1998 decreased by $11,121,000 from the prior year due to the decreased level of lead wire assembly sales in 1998.

Working capital rose by $11,225,000 to $73,068,000 at September 30, 1998. The Company's current ratio was 12.7 to 1 at fiscal 1998 year-end, compared to 7.5 to 1 at the end of fiscal 1997.

Net property, plant and equipment increased by $4,753,000 to $28,501,000 at September 30, 1998. Intangible assets decreased $23,000 to $1,826,000 at September 30, 1998.

Long-term debt, net of current maturities, decreased by $196,000 to $755,000 at September 30, 1998. The ratio of long-term debt to stockholders' equity was .007 at September 30, 1998, compared to .011 at the end of fiscal 1997.

Management believes that existing cash and investments and cash generated from operations will provide an adequate source of funds to support projected working capital, capital expenditures and dividends in fiscal 1999.

YEAR 2000
The Company is taking steps to ensure that it is not adversely affected by the Year 2000 equipment and software failures that may arise in software applications and equipment with embedded logic where two-year digits are used to define the applicable year. A review is being conducted in all of the Company's computer hardware and software and equipment with embedded logic to identify those areas. The vendor for the Company's primary manufacturing and financial software packages has indicated that this software is Year 2000 compliant. The Company plans to complete the process of upgrading other systems that are not compliant by mid 1999 and does not believe the cost of any such upgrades will be material. Contingent plans are being developed in the event that systems fail. The Company has also communicated with many of its suppliers, service providers and customers regarding their compliance with Year 2000 requirements. As a result of such inquiries, no significant deficiencies have been identified. The Company will continue to monitor these third parties for Year 2000 compliance. Because the Company is still reviewing and assessing its overall Year 2000 exposure, it has not developed its "most reasonably likely worst case Year 2000 scenarios" and, therefore, cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Future disclosures by the Company with respect to Year 2000 issues will include worst case scenarios and contingency plans as they become available.

There can be no assurance that all non-complying equipment and software will be identified and upgraded on a timely basis. In addition, there can be no assurance that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may indirectly adversely affect the Company.

FORWARD-LOOKING INFORMATION
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products and the impact of competitive products and pricing. In addition, a significant portion of the Company's revenue is generated from the disk drive industry and any changes in the industry structure, technology or outlook could have a significant impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Notes A and C to the financial statements and the information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference to such Notes.
The Company engages neither in speculative nor derivative trading activities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL DATA

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Certified Public Accountants                                                                     12
Consolidated Balance Sheets at September 30, 1998 and 1997                                                             13
Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998               14
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1998     15
Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998               16
Notes to Consolidated Financial Statements                                                                             17-21
Quarterly Financial Data (unaudited)                                                                                   21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Innovex, Inc.


We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Innovex, Inc. and Subsidiaries to Form 10-K for each of the three years in the period ended September 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                           \s\ Grant Thornton LLP


Minneapolis, Minnesota
November 4, 1998 (except for Note K, as to which the date is November 24, 1998)

CONSOLIDATED BALANCE SHEETS
INNOVEX, INC. AND SUBSIDIARIES

                                                                      September 30,
Assets                                                             1998            1997
-------------------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                       $ 17,021,264     $  9,442,620
  Short-term investments                                       40,434,000       28,440,000
  Accounts receivable, less allowance for doubtful
    accounts of $213,000 (1997 - $621,000)                     10,521,518       22,052,121
  Inventories                                                   5,717,330        7,252,596
  Income taxes receivable                                         938,447               --
  Other                                                         4,686,504        4,161,938
                                                      -------------------------------------
    Total current assets                                       79,319,063       71,349,275

Property, plant and equipment - at cost:
  Land and land improvements                                      679,250          636,851
  Buildings and leasehold improvements                         14,923,082        9,232,030
  Machinery and equipment                                      25,662,596       23,088,606
  Office furniture and fixtures                                 3,053,366        2,993,286
                                                      -------------------------------------
                                                               44,318,294       35,950,773
  Less accumulated depreciation and amortization               15,816,851       12,202,141
                                                      -------------------------------------
    Net property, plant and equipment                          28,501,443       23,748,632

Intangible assets, net of accumulated amortization of
  $2,236,000 (1997 - $3,099,000)                                1,826,343        1,849,381
Other assets                                                        5,000          327,466
                                                      -------------------------------------
                                                             $109,651,849     $ 97,274,754
                                                      =====================================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                       $     83,000     $    104,000
  Accounts payable                                              3,688,148        4,662,543
  Accrued compensation                                          1,604,845        2,980,086
  Income taxes payable                                                 --          864,313
  Other accrued liabilities                                       875,140          895,705
                                                      -------------------------------------
    Total current liabilities                                   6,251,133        9,506,647

Long-term debt, less current maturities                           755,024          950,733
Deferred income taxes                                             227,632               --
Contingency                                                            --               --

Stockholders' equity:
  Common stock, $.04 par value; 30,000,000 shares
    Authorized, 14,779,604 shares issued and outstanding
    (1997 - 14,619,504)                                           591,184          584,780
  Capital in excess of par value                               15,732,350       14,065,186
  Retained earnings                                            86,094,526       72,167,408
                                                      -------------------------------------
    Total stockholders' equity                                102,418,060       86,817,374
                                                      -------------------------------------
                                                             $109,651,849     $ 97,274,754
                                                      =====================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INNOVEX, INC. AND SUBSIDIARIES

                                                              For the years ended September 30,
                                                          1998               1997                1996
---------------------------------------------------------------------------------------------------------
Net Sales                                            $  96,277,930      $ 142,003,743      $  69,570,222

Costs and Expenses:
  Cost of sales                                         64,225,956         81,027,750         42,592,404
  Selling, general and administrative                    7,372,209          8,764,366          6,066,278
  Engineering                                            4,148,895          3,572,203          2,508,277
  Interest expense                                          68,510             95,670            112,531
  Interest income                                       (2,029,496)        (1,338,421)          (935,809)
  Other (income) expense                                  (162,223)           (95,428)           484,535
                                              -----------------------------------------------------------
                                                        73,623,851         92,026,140         50,828,216
                                              -----------------------------------------------------------

Income Before Provision For Income Taxes                22,654,079         49,977,603         18,742,006
Provision For Income Taxes                              (6,743,000)       (14,884,000)        (5,621,000)
                                              -----------------------------------------------------------
Net Income                                           $  15,911,079      $  35,093,603      $  13,121,006
                                              ===========================================================

Net Income Per Share:
  Basic                                              $        1.08      $        2.43      $        0.93
                                              ===========================================================
  Diluted                                            $        1.05      $        2.31      $        0.91
                                              ===========================================================

Common and Common Equivalent Shares Outstanding:
  Basic                                                 14,695,214         14,424,427         14,170,652
  Diluted                                               15,125,790         15,161,820         14,475,780

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INNOVEX, INC. AND SUBSIDIARIES

                                                                           Capital in                            Total
                                                           Common           Excess of         Retained       Stockholders'
For the years ended September 30, 1998, 1997, and 1996      Stock           Par Value         Earnings           Equity
--------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1995                              $    282,485      $  8,930,301      $ 26,816,387     $ 36,029,173

Shares issued through exercise of stock options                1,940           283,075                            285,015
Tax benefits derived from exercise of stock options                            205,000                            205,000
Dividends paid ($0.0875 per share)                                                            (1,240,078)      (1,240,078)
Net income                                                                                    13,121,006       13,121,006
                                                    ----------------------------------------------------------------------
Balance at September 30, 1996                                284,425         9,418,376        38,697,315       48,400,116

Shares issued through exercise of stock options               14,126         2,068,039                          2,082,165
Tax benefits derived from exercise of stock options                          2,865,000                          2,865,000
Dividends paid ($0.1125 per share)                                                            (1,623,510)      (1,623,510)
Two-for-one stock split                                      286,229          (286,229)               --
Net income                                                                                    35,093,603       35,093,603
                                                    ----------------------------------------------------------------------
Balance at September 30, 1997                                584,780        14,065,186        72,167,408       86,817,374

Shares issued through exercise of stock options                6,404         1,120,359                          1,126,763
Tax benefits derived from exercise of stock options                            546,805                            546,805
Dividends paid ($0.135 per share)                                                             (1,983,961)      (1,983,961)
Net income                                                                                    15,911,079       15,911,079
                                                    ----------------------------------------------------------------------
Balance at September 30, 1998                           $    591,184      $ 15,732,350      $ 86,094,526     $102,418,060
                                                    ======================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INNOVEX, INC. AND SUBSIDIARIES

                                                                             For the years ended September 30,
                                                                         1998               1997              1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 15,911,079      $ 35,093,603      $ 13,121,006
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                       6,960,581         4,863,417         3,636,327
    Deferred income taxes                                                 992,927          (612,603)         (557,816)
    Other non-cash items                                                  540,564           117,206           676,784
    Changes in operating assets and liabilities, net of business acquisition/disposal:
          Accounts receivable                                          11,121,212       (10,017,772)       (4,595,197)
          Inventories                                                   1,094,814        (1,682,014)       (2,030,030)
          Other current assets                                           (609,670)         (937,637)         (617,547)
          Accounts payable                                               (921,974)        1,080,915         1,089,475
          Other current and long-term liabilities                      (1,626,823)          581,480           431,229
          Income taxes                                                 (1,255,954)        1,920,275         1,953,678
                                                               -------------------------------------------------------
Net cash provided by operating activities                              32,206,756        30,406,870        13,107,909

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (12,730,141)      (15,613,246)       (4,226,053)
  Business or product line acquisitions                                        --                --        (7,389,990)
  Proceeds from sale of assets                                          1,169,936            75,327            16,183
  Purchase of held-to-maturity securities                             (44,749,000)      (30,730,000)      (15,360,000)
  Maturities of held-to-maturity securities                            32,755,000        18,430,000        14,350,000
  Other assets                                                                 --           884,000          (884,000)
                                                               -------------------------------------------------------
Net cash used in investing activities                                 (23,554,205)      (26,953,919)      (13,493,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                   (216,709)         (104,520)         (407,750)
  Proceeds from exercise of stock options                               1,126,763         2,082,165           285,015
  Dividends paid                                                       (1,983,961)       (1,623,510)       (1,240,078)
                                                               -------------------------------------------------------
Net cash provided by (used in) financing activities                    (1,073,907)          354,135        (1,362,813)
                                                               -------------------------------------------------------

Increase (decrease) in cash and equivalents                             7,578,644         3,807,086        (1,748,764)
Cash and equivalents at beginning of year                               9,442,620         5,635,534         7,384,298
                                                               -------------------------------------------------------
Cash and equivalents at end of year                                  $ 17,021,264      $  9,442,620      $  5,635,534
                                                               =======================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest was $66,000, $118,000 and $125,000 in 1998, 1997 and
1996.

Income tax payments were $7,005,000, $13,813,000 and $4,225,000 in 1998, 1997 and 1996.

Tax benefits derived from exercise of stock options totaling $547,000, $2,865,000 and $205,000 in 1998, 1997 and 1996, were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

Liabilities of $1,814,000 were assumed as part of the May 1996 acquisition of Litchfield Precision Components.

A $400,000 note receivable was received as partial consideration for the June 1998 sale of InnoMedica assets.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES
September 30, 1998,1997 and 1996

NOTE A. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a diversified manufacturer of electrical components for the computer, medical and telecommunications markets, as well as a developer of computer software. During 1998, the Company combined the operations of its Litchfield Precision Components subsidiary, its Precision Products subsidiary and various other corporate functions into one operating unit. Substantially all of the Company's revenues, operating profits and assets relate to this operating unit. Company customers are located throughout the United States and the Pacific Rim. The Company has manufacturing facilities in Hopkins, Litchfield and Montevideo, Minnesota.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal year ended September 30, 1998 includes fifty-three weeks of operations.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, which consist of money market funds and weekly put bonds, totaled $18,299,000 and $7,915,000 at September 30, 1998 and 1997 and are recorded at cost, which approximates market value. Debt and equity securities have been classified as available-for-sale securities, with unrealized gains and losses reported within stockholders' equity, or held-to-maturity securities, which are reported at amortized cost. The Company uses the specific identification method in determining realized gains and losses.

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

PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated service lives range from 5 to 30 years for buildings and leasehold improvements, from 2 to 7 years for machinery and equipment and from 3 to 7 years for office furniture and fixtures.

INTANGIBLE ASSETS - Intangible assets include goodwill, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives. Useful lives range from 3 to 10 years. Management reviews the valuation and amortization of goodwill on an ongoing basis. As part of this review, management estimates the value and future benefits of the net income to be generated by the product lines acquired to determine whether an impairment of goodwill has occurred.

Intangible assets also include computer software development costs, which are capitalized, when applicable, to the extent they are incurred after the technological feasibility of the software has been determined and until the software is available for general release to customers. These costs are then amortized on a per unit sold basis or the straight-line method over the remaining estimated economic life of the product, whichever amount is greater. Unamortized capitalized software costs were $823,000 and $713,000 as of September 30, 1998 and 1997. Capitalized software costs of $463,000 and $615,000 were amortized during the fiscal years ending September 30, 1998 and 1997.

NET INCOME PER SHARE - On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All share and per share information for prior periods have been restated to conform to conform to the provisions of SFAS 128.

The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 196,250, 38,000 and 165,500 shares of common stock with weighted average exercise purchase prices of $28.76, $30.23 and $17.45 were outstanding during 1998, 1997 and 1996, but were excluded from the computation of common share equivalents because they were antidilutive.

RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income as part of the Company's basic financial statements. Comprehensive income will include such items as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The adoption of these two statements is not expected to have a material effect on the consolidated financial statements of the Company.


NOTE B. - BUSINESS AND PRODUCT LINE ACQUISITIONS
On May 16, 1996, the Company purchased substantially all of the assets of Litchfield Precision Components, Inc. The purchase price of approximately $9,178,000 was in the form of $3,500,000 in cash and the assumption of liabilities totaling $5,678,000. The following unaudited pro forma results of operations for the year ended September 30, 1996 assumes the acquisition occurred as of October 1, 1995. (in thousands of dollars except per share amounts):

                                                                      1996
----------------------------------------------------------------------------
Net sales                                                           $77,617
Net income                                                           13,190
Net income per share:
  Basic                                                               $0.93
  Diluted                                                             $0.91

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the assumed date, nor are they necessarily indicative of future operating results.


NOTE C. - SHORT-TERM INVESTMENTS
Short-term investments consist primarily of a diversified portfolio of tax exempt municipal bonds that are classified as held-to-maturity securities at September 30, 1998 and 1997. As of September 30, 1998 and 1997, substantially all of the short-term investments had maturities within one year. Gross realized and unrealized gains and losses related to these securities were not material.


NOTE D. - INVENTORIES
Inventories are comprised of the following at September 30:

                                                  1998                  1997
                                         --------------------------------------
Raw materials and purchased parts              $2,237,266           $2,652,028
Work-in-process and finished goods              3,480,064            4,600,568
                                         --------------------------------------
                                               $5,717,330           $7,252,596
                                         ======================================


NOTE E. - LONG-TERM DEBT
Long-term debt consists of various mortgage, promissory and industrial development revenue notes which are collateralized by certain buildings, improvements and equipment. Interest rates on these notes range from 5% to 7.5%. Aggregate maturities of long-term debt for the next five years are as follows:
1999 - $83,000; 2000 - $93,000; 2001 - $98,000; 2002 - $106,000; 2003 -
$112,000; thereafter - $346,000. The recorded value of long-term debt approximates fair market value.


NOTE F. - STOCKHOLDERS' EQUITY
Stock Splits -
On November 23, 1996, the Company's Board of Directors declared a two-for-one split of the Company's common stock and increased the authorized shares from 15,000,000 to 30,000,000. The additional shares were distributed on December 23, 1996 to stockholders of record on December 16, 1996. All share and per share information throughout the financial statements reflect the split.

Stock Option Plans -
The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 1998, the Company had 536,150 shares of common stock available for issue under the plans.

Transactions under the plans during each of the three years in the period ending September 30, 1998 are summarized as follows:

                                                                             Number of         Weighted
                                                                           Shares Under        Average
                                                                              Option        Exercise Price
----------------------------------------------------------------------------------------------------------
Outstanding at October 1, 1995                                                892,910            $5.29

Granted                                                                       348,000             7.05
Forfeited                                                                     (76,400)            4.76
Exercised                                                                     (97,000)            2.94
-------------------------------------------------------------------------------------------
Balance at September 30, 1996                                               1,067,510             6.11

Granted                                                                       387,000            12.18
Forfeited                                                                    (111,796)            6.55
Exercised                                                                    (398,250)            5.23
-------------------------------------------------------------------------------------------
Balance at September 30, 1997                                                 944,464             8.92

Granted                                                                       187,750            28.52
Forfeited                                                                    (137,300)           13.39
Exercised                                                                    (160,100)            7.04
-------------------------------------------------------------------------------------------
Balance at September 30, 1998                                                 834,814            12.95
                                                                          =================


Options exercisable at September 30:

                                                                                                Weighted
                                                                             Number             Average
                                                                           Exercisable       Exercise Price
                                                                          ----------------------------------
1996                                                                         247,310             $4.70
1997                                                                         122,865              6.23
1998                                                                         270,564              7.97

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                        Options Outstanding                              Options Exercisable
                                        -------------------                              -------------------
                                             Weighted
                                             Average              Weighted                             Weighted
Range of Exercise         Number             Remaining             Average           Number             Average
     Prices            Outstanding        Contractual Life      Exercise Price     Exercisable      Exercise Price
------------------------------------------------------------------------------------------------------------------
 $ 0.33 -$ 3.46           39,764             5.8 years             $ 2.12             39,764           $ 2.12
   6.81 - 10.22          598,800             7.5 years               8.49            214,800             7.66
  27.44 - 32.44          196,250             9.0 years              28.76             16,000            26.63
------------------------------------------------------------------------------------------------------------------
                         834,814                                                     270,564
                         =======                                                     =======

The Company's 1998, 1997 and 1996 pro forma net income and diluted net income per share would have been $15,307,000, $34,695,000 and $13,026,000 or $1.02,
$2.30 and $0.90 had the fair value method been used for valuing options granted during those years. The impact on net income may differ in future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The weighted average value of options granted in 1998, 1997 and 1996 was $12.35, $5.56 and $1.43. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 53%, 60% and 20%; dividend yield of 0.4%, 1.7% and 1.1%; risk-free rate of return of 6.0%, 5.8%and 5.8%; and an average term of 3.5 years for 1998, 1997 and 1996.


NOTE G. - INCOME TAXES
The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

                                           1998             1997            1996
----------------------------------------------------------------------------------
Federal statutory rate                     34.6%            34.7%           34.0%
State income taxes                          1.8              1.9             2.4
FSC benefit                                (6.2)            (5.0)           (6.0)
Tax exempt interest                        (2.8)            (0.8)           (2.1)
Other                                       2.4             (1.0)            1.7
                                          ----------------------------------------
                                           29.8%            29.8%           30.0%
                                          ========================================

Components of the provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

                                               1998           1997         1996
----------------------------------------------------------------------------------
Current:
  Federal                                     $5,128        $14,027       $5,509
  State                                          622          1,470          670
                                          ----------------------------------------
                                               5,750         15,497        6,179
Deferred                                         993           (613)        (558)
                                          ----------------------------------------
                                              $6,743        $14,884       $5,621
                                          ========================================

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

                                                                1998             1997
-----------------------------------------------------------------------------------------
Current deferred tax assets:
  Inventories                                                 $   331          $   509
  Receivables                                                     140              257
  Compensation and benefits                                       217              364
  Other                                                            10               11
                                                             ----------------------------
                                                              $   698          $ 1,141
                                                             ============================
Long-term deferred tax assets (liabilities) - net:
  Accelerated depreciation                                    $  (170)         $   (81)
  Intangibles                                                     (58)             403
                                                             ----------------------------
                                                              $  (228)         $   322
                                                             ============================


NOTE H. - RETIREMENT AND PROFIT-SHARING PLANS
The Company sponsors a 401K retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. Company contributions were approximately $435,000, $404,000 and $286,000 for the years ended September 30, 1998, 1997 and 1996.


NOTE I. - RESEARCH AND DEVELOPMENT COSTS
The Company incurred research and development costs of approximately $2,356,000, $1,784,000 and $813,000 for the years ended September 30, 1998, 1997 and 1996.


NOTE J. - FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS
The Company has no foreign-based operations; however, the Company utilizes subcontractors in Thailand and China to perform certain labor intensive procedures on a large portion of its products. Management believes that there are alternative subcontractors that could perform these procedures if such a change should be necessary; however, any unforeseen change could cause a delay in shipments that could affect operations adversely. The Company had aggregate export sales of $79,957,000, $122,379,000 and $51,467,000 for the years ending
September 30, 1998, 1997 and 1996, principally to Pacific Rim customers.

Revenues from four customers made up a significant portion of the Company's total net sales during the years ending September 30:

                                            1998            1997           1996
                                         ------------------------------------------
Customer A                                   28%             25%            16%
Customer B                                   20              15             18
Customer C                                   14               5              2
Customer D                                   12              28             31

Accounts receivable from the above four customers also make up a significant portion of the Company's accounts receivable at September 30, 1998 and 1997.


NOTE K. - CONTINGENT LIABILITY
On November 24, 1998 the Company entered into discussions in an attempt to resolve certain threatened litigation. The plaintiff, a former Executive Vice President, current director and spouse of the Chairman of the Board of Directors and Chief Executive Officer of the Company, has indicated her intent to commence litigation against the Company and possibly certain individuals for marital status discrimination and sex discrimination. A formal complaint has not been served or filed, but a draft complaint was provided to the Company. The draft complaint articulates claims for violations of the Minnesota Human Rights Act, violations of Title VII of the Civil Rights Act of 1964 and for negligent retention and intentional infliction of emotional distress. The plaintiff's claims are based on allegations that she was treated differently from male senior management, and ultimately constructively discharged because she is married to the Company's Chief Executive Officer and a current director of the Company, and because she is a woman. She claims to have experienced a hostile working environment created by generally sexist attitudes directed at her. She seeks damages of approximately $10 million.

Because the plaintiff is a member of the Board of Directors, and the spouse of the Chairman of the Board of Directors and Chief Executive Officer of the Company, the Board of Directors appointed a special independent committee of its members to investigate, review and take action with respect to such threatened claims. The special committee has reviewed the results of an initial investigation by the Company's outside counsel into the claims and is presently engaged in efforts to resolve the dispute on terms satisfactory to the Company. As a result of the committee's investigation and efforts, the Company believes that the matter may be settled for an amount which will not have a material adverse effect on the Company's financial statements. In the event the Company's efforts at settlement are unsuccessful, the Company intends to vigorously defend itself against the threatened claims and the Company believes that the ultimate outcome of any litigation will not have a material adverse effect on the Company's financial statements.

QUARTERLY FINANCIAL DATA
(Unaudited)

1998                                1st Quarter       2nd Quarter       3rd Quarter        4th Quarter           Year
-------------------------------------------------------------------------------------------------------------------------
Net sales                           $33,008,635       $25,105,195       $20,298,838        $17,865,262       $96,277,930
Gross profit                         13,106,642         8,851,552         5,398,125          4,695,655        32,051,974
Net income                            7,274,164         4,261,641         2,410,663          1,964,611        15,911,079
Net income per share:
  Basic                                   $0.50             $0.29             $0.16              $0.13             $1.08
  Diluted                                 $0.48             $0.28             $0.16              $0.13             $1.05

1997                                1st Quarter       2nd Quarter       3rd Quarter        4th Quarter           Year
-------------------------------------------------------------------------------------------------------------------------
Net sales                           $29,311,887       $38,388,938       $41,960,060        $32,342,858      $142,003,743
Gross profit                         12,107,647        17,581,853        18,362,927         12,923,566        60,975,993
Net income                            6,338,346        10,056,369        10,942,318          7,756,570        35,093,603
Net income per share:
  Basic                                   $0.44             $0.70             $0.76              $0.53             $2.43
  Diluted                                 $0.42             $0.66             $0.72              $0.51             $2.31


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about December 21, 1998, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I, Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION
Reference is made to the section entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the Shareholders on or about December 21, 1998, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 21, 1998, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to the section entitled "Certain Transactions and Legal Proceedings" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 21, 1998, and filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  Financial Statements                                      Page Numbers
          --------------------                                      ------------
          The following Consolidated Financial Statements of the
          Registrant, Innovex Inc. and subsidiaries, are included in
          Item 8.
          Consolidated Balance Sheets at September 30, 1998 and 1997       13
          Consolidated Statements of Operations for each of the three
               years in the period ended September 30, 1998                14
          Consolidated Statements of Stockholders' Equity for each of
               the three years in the period ended September 30, 1998      15
          Consolidated Statements of Cash Flows for each of the three
               years in the period ended September 30, 1998                16
          Notes to Consolidated Financial Statements                       17-21

     (2)  Financial Statement Schedules
          Schedule II - Valuation and Qualifying Accounts for the
               three years ended September 30, 1998                        24

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

     (3)  Exhibits                                                  Page Numbers
          --------                                                  ------------
     3(a)  Articles of Incorporation, as amended are incorporated by reference to Exhibit 3 of the Registrant's Form 10Q for
               the Quarter Ended December 31, 1996.
     3(b)  Bylaws, as amended are incorporated by reference to Exhibit
               3(b) of the Registrant's Form S-1 Registration
               Statement dated June 19, 1986, (Commission File No.
               33-6594).
     10(a) 1983 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 4(a) of the Registrant's Form S-8
               dated June 3, 1987 (Commission File No. 33-14776).
     10(b) 1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Registrant's Form
               S-8 dated March 17, 1989 (Commission File No.
               33-27530).
     10(c) Innovex, Inc. & Subsidiaries Employees' Retirement Plan is
               incorporated by reference to Exhibit 10(i) of the
               Registrant's Form 10-K for the Year Ended September 30,
               1992.
     10(d) 1994 Stock Option Plan is incorporated by reference to
               Exhibit 10.1 of the Registrant's Form 10-Q for the
               Quarter Ended March 31, 1995.
     10(e) Form of Employment Agreement between certain executive officers and the Company is incorporated by reference
               to Exhibit 10(g) of the Registrant's Form 10-K for the
               year ended September 30, 1996.
     10(f) Lease Agreement between Karon-Baronbaum LLC, Landlord and
               Innovex, Inc., tenant for Hopkins facility is
               incorporated by reference to Exhibit 10.1 of the
               Registrant's Form 10-Q for the quarter ended March 31,
               1997
     10(g) Operating Agreement of Smart Solution, LLC is incorporated by reference to Exhibit 10(i) of the Registrant's Form
               10-K for the year ended September 30, 1997.
     21    Subsidiaries of Registrant.                                     26
     23    Consent of Grant Thornton LLP.                                  27
     27    Financial Data Schedule.                                        28

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

                                         INNOVEX, INC.


                                         By \s\ Thomas W. Haley
                                            Thomas W. Haley
                                            Chairman and Chief Executive Officer

Date December 29, 1998                   By \s\ Douglas W. Keller
                                            Douglas W. Keller
                                            Vice President, Finance


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of December, 1998.


\s\ Thomas W. Haley                     Chairman and Chief Executive Officer
Thomas W. Haley                         and Director
                                        (principal executive officer)

\s\ Douglas W. Keller                   Vice President, Finance
Douglas W. Keller                       (principal financial officer)


                                        Director
Gerald M. Bestler


                                        Director
Mary E. Curtin


\s\ Willis K. Drake                     Director
Willis K. Drake


\s\ Michael C. Slagle                   Director
Michael C. Slagle


\s\ Bernt M. Tessem                     Director
Bernt M. Tessem

                          Innovex Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  For The Three Years Ended September 30, 1998


                                                                                       Charged to
                                                         Balance at      Charged to      Other                         Balance at
                                                        Beginning of     Costs and     Accounts -     Deductions =       End of
DESCRIPTION                                               Period         Expenses       Describe       Describe          Period
                                                          -------        --------       --------       --------          ------
Miscellaneous valuation and qualifying accounts (a)
  Year ended September 30, 1998                         $ 903,000        $      -       $      -       $      -        $ 445,000

  Year ended September 30, 1997                           640,000               -              -              -          903,000

  Year ended September 30, 1996                           372,000               -              -              -          640,000

(a) Additions, deductions and balances were not individually significant.

                                 UNITIED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                                  INNOVEX, INC.

                                       FOR

                      FISCAL YEAR ENDED SEPTEMBER 30, 1998

          -------------------------------------------------------------

                                    EXHIBITS