Form 10-Q
period 1998-12-31
INNOVEX INC
filed 1999-02-12
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For the Period ended December 31, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

Commission File Number:  0-13143

                                  INNOVEX, INC.
             (Exact name of registrant as specified in its charter)


           Minnesota                                     41-1223933
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

530 Eleventh Avenue South, Hopkins, Minnesota            55343-9904
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (612) 938-4155


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes - X           No

As of February 8, 1999, 14,793,204 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 12

PART 1:   ITEM  1                  FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,          September 30,
                                                                                                   1998                   1998
ASSETS                                                                                          (Unaudited)            (Audited)
------                                                                                         ------------           ------------
Current assets:
    Cash and equivalents                                                                       $ 20,114,508           $ 17,021,264
    Short-term investments                                                                       36,769,000             40,434,000
    Accounts receivable, less allowance for
         doubtful accounts of $207,000 and $213,000                                              13,224,137             10,521,518
    Inventories                                                                                   6,541,161              5,717,330
    Income taxes receivable                                                                             -                  938,447
    Other current assets                                                                          4,914,507              4,686,504
                                                                                               ------------           ------------
          Total current assets                                                                   81,563,313             79,319,063

Property, plant and equipment, net of accumulated depreciation
    of $17,479,000 and $15,817,000                                                               28,903,773             28,501,443
Intangible and other assets, net of amortization of $2,324,141
    and $2,236,000                                                                                1,844,945              1,831,343
                                                                                               ------------           ------------
                                                                                               $112,312,031           $109,651,849
                                                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current maturities of long-term debt                                                       $     83,000           $     83,000
    Accounts payable                                                                              3,605,814              3,688,148
    Accrued compensation                                                                          1,207,640              1,604,845
    Income taxes payable                                                                            264,553                    -
    Other accrued liabilities                                                                     1,274,340                875,140
                                                                                               ------------           ------------
        Total current liabilities                                                                 6,435,347              6,251,133

Long-term debt, less current maturities                                                             734,545                755,024
Deferred income taxes                                                                               227,632                227,632

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,781,504 and 14,779,604 shares issued and outstanding                                     591,260                591,184
    Capital in excess of par value                                                               15,751,240             15,732,350
    Retained earnings                                                                            88,572,007             86,094,526
                                                                                               ------------           ------------
         Total stockholders' equity                                                             104,914,507            102,418,060
                                                                                               ------------           ------------
                                                                                               $112,312,031           $109,651,849
                                                                                               ============           ============


See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                 Three Months Ended December 31,
                                                                                                  1998                   1997
                                                                                                  ----                   ----

Net sales                                                                                      $ 22,027,861           $ 33,008,635
Costs and expenses:
    Cost of sales                                                                                14,951,328             19,901,993
    Selling, general and administrative                                                           2,423,189              1,921,784
    Engineering                                                                                     921,506              1,266,441
    Net interest and other (income) expense                                                        (465,929)              (460,747)
                                                                                               ------------           ------------
Income before taxes                                                                               4,197,767             10,379,164
Provision for income taxes                                                                        1,203,000              3,105,000
                                                                                               ------------           ------------
Net income                                                                                     $  2,994,767           $  7,274,164
                                                                                               ============           ============

Net income per share:
    Basic                                                                                      $       0.20           $       0.50
                                                                                               ============           ============
    Diluted                                                                                    $       0.20           $       0.48
                                                                                               ============           ============

Weighted average shares outstanding:
    Basic                                                                                        14,780,474             14,634,617
                                                                                               ============           ============
    Diluted                                                                                      15,062,102             15,187,201
                                                                                               ============           ============


See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                               Three Months Ended December 31,
                                                                                                   1998                 1997
                                                                                                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $  2,994,767           $  7,274,164
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                1,784,929              1,514,187
    Other non-cash charges (credits)                                                                   -                    9,914
Changes in operating assets and liabilities:
        Accounts receivable                                                                     (2,702,619)             4,715,815
        Inventories                                                                               (823,831)              (729,003)
        Other current assets                                                                      (228,003)               501,540
        Accounts payable                                                                           (82,334)               420,395
        Other liabilities                                                                            1,995             (1,260,120)
        Income taxes payable                                                                     1,203,000              3,105,857
                                                                                              ------------           ------------
Net cash provided by (used in) operating activities                                              2,147,904             15,552,749

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                        (2,235,383)            (7,030,947)
    Proceeds from sale of assets                                                                    34,522                  5,171
    Purchase of held-to-maturity securities                                                     (5,160,000)            (8,440,000)
    Maturities of held-to-maturity securities                                                    8,825,000              6,850,000
                                                                                              ------------           ------------
Net cash provided by (used in) investing activities                                              1,464,139             (8,615,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                                           (20,479)               (28,312)
    Proceeds from exercise of stock options                                                         18,966                144,027
    Dividends paid                                                                                (517,286)              (439,095)
                                                                                              ------------           ------------
Net cash provided by (used in) financing activities                                               (518,799)              (323,380)

Increase (decrease) in cash and equivalents                                                      3,093,244              6,613,593

Cash and equivalents at beginning of year                                                       17,021,264              9,442,620
                                                                                              ------------           ------------

Cash and equivalents at end of period                                                         $ 20,114,508           $ 16,056,213
                                                                                              ============           ============

SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $15,000 and $18,000 in 1998 and 1997.

Income tax payments were $-0- and $116,000 in 1998 and 1997.


See accompanying notes.

INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. The fiscal quarter ended December 31, 1998 included 13 weeks of operations while the quarter ended December 31, 1997 included 14 weeks. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 1998.

NOTE 2 - EARNINGS PER SHARE
The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 191,050 shares of common stock with a weighted average exercise price of $26.33 were outstanding during the three month period ending December 31, 1998, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 222,250 shares of common stock with a weighted average exercise price of $29.00 were outstanding during the first quarter of fiscal 1998, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 3 - SUBSEQUENT EVENT
On January 19, 1999, the Company reached a settlement with Mary Curtin under which the parties released one another from any and all claims and causes of action which they held or may have held against one another arising out of or relating to Ms. Curtin's relationships with the Company as an employee and director. The Company disclosed Ms. Curtin's threatened claims in Item 3 of the Company's September 30, 1998 Form 10-K. Ms. Curtin is a former executive vice president and director of the Company and the spouse of Thomas Haley, the Company's Chairman and Chief Executive Officer. In connection with the settlement, the Company agreed to pay Ms. Curtin total cash consideration of $750,000 upon the expiration of statutory rescission periods. On February 4, 1999, the Company paid $500,000 in cash to Ms. Curtin and Mr. Haley transferred 15,000 shares of Innovex common stock to Ms. Curtin. This cash payment and stock transfer, together, completely satisfied the Company's financial obligations under the settlement agreement. The Company has incurred legal and other expenses of approximately $150,000 related to this settlement.

PART I:    ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
Prior to July 28, 1998, Innovex Inc. and its subsidiaries (the "Company") operated through three divisions, Precision Products (Precision), Litchfield Precision Components (LPC) and Iconovex. Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. The combination merged the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision's high volume fine wire manufacturing expertise. The combination also allows Innovex to leverage Precision's disk drive industry market and trade knowledge to disk drive industry flexible circuit applications as the industry transitions from wire interconnects.

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

The Litchfield Precision Components Division, prior to the divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components, primarily for the computer and medical industries. The Company purchased Litchfield Precision Components, Inc. on May 16, 1996. This acquisition reduced the Company's reliance on the disk drive industry while providing an entry into the large and rapidly growing flexible circuit market. A large portion of this growth is expected to be providing the highly intricate flexible circuits required in chip packaging applications. LPC is one of a limited number of operations in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils for these applications.

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


RESULTS OF OPERATIONS

NET SALES
The Company's net sales from operations totaled $22,028,000 for the quarter, down 33% from $33,009,000 reported in fiscal 1998. The decrease was due to disk drive industry softness that began in the September 30, 1997 quarter. This softness, which had a significant impact on fiscal 1998, began to improve in the December 1998 quarter as revenue was up over 23% from the September 1998 quarter. The disk drive industry inventory levels appear more in line with current requirements after adjusting for the computer industry adoption of a build to order business model and inventory reductions.

Flexible circuit sales continue to increase as a proportion of total sales, providing over 45% of the Company's revenue for the quarter compared to 25% for fiscal 1998. Over 80% of the Company's total revenue continues to be from disk drive industry interconnects. An increasing portion of the Company's sales will come from the sale of high-end flexible circuits. The market for high end flexible circuits is increasing due to new semiconductor packaging substrate applications and due to the disk drive industry transitioning from wire interconnects to integrated interconnect products. These products include the Company's Head Interconnect Flex (HIF), Flex Suspensions Assembly(FSA) and Bridge Flex. The magnitude of the increase in sales will depend on the timing and acceptance of the Company's new FSA and semiconductor packaging flexible circuit substrate products.

GROSS MARGINS
The Company's gross profit as a percent of sales for the quarter decreased to 32%, from the 40% reported for the same period last year. The gross margin percent decreased primarily due to lower shipments of lead wire assemblies that reduced the leverage of the fixed overhead costs related to their production. Gross margins have improved as compared to the 26% reported in the prior quarter due to increased shipments of flexible circuits from the high volume flexible circuit manufacturing facility. Gross margins for the remainder of fiscal 1999 should benefit from expected increases in the demand for high end flexible circuits although these benefits may be partially offset by costs related to the phase down of the wire portion of the business.

OPERATING EXPENSES
Operating expenses were 15.2% of sales for the current quarter, as compared to 9.7% in the prior year's first quarter. The increase in operating expenses as a percent of sales for the current year is primarily due to the decrease in revenue and an increase in marketing, professional and legal expenses. Total operating expenses also increased due to an increase in marketing, professional and legal expenses. The level of operating expenses should remain relatively stable for the remainder of the fiscal year and improve as a percent of sales as revenue is expected to increase.

OPERATING PROFIT
Consolidated operating profit of $3,732,000 in the current quarter was down from the $9,918,000 profit for the prior year first quarter. This is primarily the result of the decreased sales volume. Operating profits are expected to remain relatively stable for the next quarter and improve during the remainder of the fiscal year, as increases in demand for high-end flexible circuits should more than offset reductions in lead wire assembly shipments.

NET INCOME
Consolidated net income for the fiscal 1999 first quarter was $2,995,000 as compared to $7,274,000 for the prior year. Basic and diluted net income per share were $0.20 as compared to $0.50 and $0.48 for the prior year first quarter.


LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased to $56.9 million at December 31, 1998 from $57.5 million at September 30, 1998. This decrease was primarily due to an increase in operating assets as a result of the increased level of operating activity.

Accounts receivable and inventory at December 31, 1998 increased by $2.7 million and $0.8 million, respectively, from September 30, 1998 due to the increased level of operating activity.

Working capital totaled $75.1 million and $73.1 million at December 31, 1998 and September 30, 1998. The increase is primarily due to the increase in operating assets.

Since September 30, 1998, the Company has invested $2.2 million in capital expenditures. These additions include FSA attachment equipment, computer system enhancements and equipment to expand the high volume flexible circuit manufacturing facility capacity. Capital expenditures of approximately $11 million are expected during the remainder of fiscal 1999 to increase the Company's high volume flexible circuit manufacturing and FSA production capacities.

Management believes that internally generated funds will provide adequate sources of capital for supporting projected growth in fiscal 1999.

YEAR 2000 UPDATE
The Company is taking steps to ensure that it is not adversely affected by the Year 2000 equipment and software failures that may arise in software applications and equipment with embedded logic where two-year digits are used to define the applicable year. Our plan of action and current status follows:

YEAR 2000 STATE OF READINESS:
The Company's products do not contain embedded logic and, as such, they do not pose any direct year 2000 problem. Innovex's internal operations utilize computer hardware, software and some equipment with embedded logic and the Company purchases raw materials from external sources. In order to prepare for the year 2000, Innovex has formed an active year 2000 committee that is charged with the responsibility of securing year 2000 compliance to the fullest possible extent. The process has been split into six major areas, information system hardware, information system software, all other equipment with potential embedded logic, critical vendors, critical customers and critical utilities and service providers.

Information System Hardware:
The manufacturers of the Company's computer server and network hardware have indicated that the equipment is year 2000 compliant. A plan to perform comprehensive tests ensuring compliance is being developed and testing should be complete by August 1999. Over 50% of the Company's personal computers have been tested to determine year 2000 compliance. The remaining personal computers will be tested before the end of March 1999. Approximately 20 % of the personal computers tested are currently not in compliance and will be replaced or brought into compliance by August 1999.

Information System Software:
The vendor for the Company's newly implemented primary manufacturing and financial software has indicated that the software is year 2000 compliant. A plan to perform comprehensive tests ensuring compliance of this software is being developed and testing should be complete by August 1999. As the testing of personal computer hardware is being performed, the personal computer operating systems and primary application software is being updated to year 2000 compliant versions as specified by the software vendor. A listing of all other personal computer resident application software is being prepared. Once this list is completed, the appropriate vendors will be contacted to determine if any upgrades are required to bring the software into year 2000 compliance. This process is scheduled for completion prior to August 1999.

Equipment With Potential Embedded Logic:
A list of all Company equipment with potential embedded logic was identified. The equipment was prioritized as Tier I - mission critical and Tier II - other equipment. Information has been received from Tier I equipment manufacturers indicating that over 80% of the Tier I equipment is year 2000 compliant. 15% of the Tier II equipment manufacturers have been contacted and determined to be year 2000 compliant. The Company expects to obtain year 2000 compliance information from the remainder of the manufacturers by the end of March 1999. No equipment has currently been identified as requiring upgrades to become year 2000 compliant.

Critical Vendors:

A list of 190 significant vendors was compiled. Letters were sent to these vendors to determine the level of their Y2K compliance. 34 responses were received indicating full Y2K compliance and 45 responses were received indicating they will become Y2K compliant during 1999. The Company expects to contact all those vendors that have not yet responded to determine their level of compliance by March 1999. Progress toward compliance of all vendors that are not yet compliant will be monitored with alternative vendors identified if necessary.

Critical Customers:
A list of 89 customers considered significant to the Company was compiled. Letters were sent to these customers to determine the level of their Y2K compliance. 8 responses were received indicating full Y2K compliance and 11 responses were received indicating they will become Y2K compliant during 1999. The Company expects to contact all those customers that have not yet responded to determine their level of compliance by March 1999. Progress toward compliance of all customers that are not yet compliant will be monitored.

Utilities and Service Providers:
A list of utilities and service providers considered critical to the Company's ongoing success is being compiled. These companies will be contacted to determine their level of Y2K compliance. Most of these companies are in regulated industries with stringent Y2K compliance requirements. The Company does not anticipate that any significant problems will be identified in these areas.

COSTS TO ADDRESS YEAR 2000 ISSUES:
The Company does not anticipate that the costs related to becoming year 2000 compliant will be material. Costs incurred to date are less than $50,000 and future costs of consultants and equipment and software replacements and upgrades are expected to be approximately $100,000. Costs of implementing the new manufacturing and financial software are not considered related to the year 2000 issue.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND CONTINGENCY PLANS:
Based on the progress of the Company's Year 2000 initiative, management believes the potential of a significant year 2000 issue to be unlikely. The Company's products do not contain embedded logic. The Company has recently implemented year 2000 compliant primary manufacturing and financial software throughout its operation. Dual sources for material are utilized or have been identified and most manufacturing equipment was recently purchased and/or does not utilize date sensitive embedded logic.

There can be no assurance that all non-complying equipment and software will be identified and upgraded on a timely basis. In addition, there can be no assurance that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may indirectly adversely affect the Company.

FORWARD LOOKING STATEMENTS
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in letters to shareholders, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for historical information contained herein and therein, are "forward looking statements" that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, interruptions in the Company's operations or those of its suppliers or major customers as such may be caused by problems arising from the year 2000 and a general downturn in the Company's principal market. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

PART II - OTHER INFORMATION
Responses to Items 2 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 1.  LEGAL PROCEEDINGS
On January 19, 1999, the Company reached a settlement with Mary Curtin under which the parties released one another from any and all claims and causes of action which they held or may have held against one another arising out of or relating to Ms. Curtin's relationships with the Company as an employee and director. The Company disclosed Ms. Curtin's threatened claims in Item 3 of the Company's September 30, 1998 Form 10-K. Ms. Curtin is a former executive vice president and director of the Company and the spouse of Thomas Haley, the Company's Chairman and Chief Executive Officer. In connection with the settlement, the Company agreed to pay Ms. Curtin total cash consideration of $750,000 upon the expiration of statutory rescission periods. On February 4, 1999, the Company paid $500,000 in cash to Ms. Curtin and Mr. Haley transferred 15,000 shares of Innovex common stock to Ms. Curtin. This cash payment and stock transfer, together, completely satisfied the Company's financial obligations under the settlement agreement. The Company has incurred legal and other expenses of approximately $150,000 related to this settlement.

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

Date:   February 12, 1999

                                       By \s\ Thomas W. Haley
                                       Thomas W. Haley
                                       Chief Executive Officer



                                       By \s\ Douglas W. Keller
                                       Douglas W. Keller
                                       Vice President, Finance

                                INDEX TO EXHIBITS

Exhibits                                                           Page

27       Financial Data Schedule                                    13