Form 10-Q
period 1999-03-31
INNOVEX INC
filed 1999-05-13
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 1999.

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

Yes [X]      No [ ]

As of April 27, 1999, 14,795,004 shares of the registrant's common stock, $.04 par value per share, were outstanding.

Exhibit Index, page 13

PART I: ITEM 1               FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,          September 30,
                                                                            1999                 1998
ASSETS                                                                   (Unaudited)           (Audited)
------                                                                   -----------           ---------
Current assets:
   Cash and equivalents                                                 $ 25,914,158         $ 17,021,264
   Short-term investments                                                 35,454,000           40,434,000
   Accounts receivable, less allowance for
      doubtful accounts of $208,000 and $213,000                          10,946,269           10,521,518
   Inventories                                                             6,280,118            5,717,330
   Income taxes receivable                                                        --              938,447
   Other current assets                                                    3,606,850            4,686,504
                                                                        ------------         ------------
         Total current assets                                             82,201,395           79,319,063

Property, plant and equipment, net of accumulated depreciation
   of $18,656,000 and $15,817,000                                         32,781,261           28,501,443
Intangible and other assets, net of accumulated amortization of
   $2,453,000 and $2,236,000                                               1,721,168            1,831,343
                                                                        ------------         ------------
                                                                        $116,703,824         $109,651,849
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Current maturities of long-term debt                                 $     83,000         $     83,000
   Accounts payable                                                        4,959,069            3,688,148
   Accrued compensation                                                      973,248            1,604,845
   Income taxes payable                                                    1,735,624                   --
   Other accrued liabilities                                               1,025,169              875,140
                                                                        ------------         ------------
         Total current liabilities                                         8,776,110            6,251,133

Long-term debt, less current maturities                                      713,009              755,024
Deferred income taxes                                                        227,632              227,632

Stockholders' equity:
   Common stock, $.04 par value; 30,000,000 shares authorized,
      14,795,004 and 14,779,604 shares issued and outstanding                591,800              591,184
   Capital in excess of par value                                         15,875,894           15,732,350
   Retained earnings                                                      90,519,379           86,094,526
                                                                        ------------         ------------
         Total stockholders' equity                                      106,987,073          102,418,060
                                                                        ------------         ------------
                                                                        $116,703,824         $109,651,849
                                                                        ============         ============

See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                               Three Months Ended March 31,
                                                 1999               1998
                                                 ----               ----

Net sales                                    $ 20,703,779       $ 25,105,195
Costs and expenses:
    Cost of sales                              13,918,648         16,253,643
    Selling, general and administrative         2,112,432          2,069,023
    Engineering                                 1,022,188          1,133,141
    Net interest (income) expense                (487,319)          (373,912)
    Net other (income) expense                    540,729            (45,341)
                                             ------------       ------------
Income before taxes                             3,597,101          6,068,641
Provision for income taxes                      1,058,000          1,807,000
                                             ------------       ------------
Net income                                   $  2,539,101       $  4,261,641
                                             ============       ============

Net income per share:
    Basic                                    $       0.17       $       0.29
                                             ============       ============
    Diluted                                  $       0.17       $       0.28
                                             ============       ============

Weighted average shares outstanding:
    Basic                                      14,791,885         14,660,885
                                             ============       ============
    Diluted                                    15,134,617         15,155,784
                                             ============       ============



                                                Six Months Ended March 31,
                                                 1999                1998
                                             ------------       ------------

Net sales                                    $ 42,731,640       $ 58,113,830
Costs and expenses:
    Cost of sales                              28,869,976         36,155,636
    Selling, general and administrative         4,535,622          3,990,807
    Engineering                                 1,943,693          2,399,582
    Net interest (income) expense                (881,738)          (803,267)
    Net other (income) expense                    469,219            (76,733)
                                             ------------       ------------
Income before taxes                             7,794,868         16,447,805
Provision for income taxes                      2,261,000          4,912,000
                                             ------------       ------------
Net income                                   $  5,533,868       $ 11,535,805
                                             ============       ============

Net income per share:
    Basic                                    $       0.37       $       0.79
                                             ============       ============
    Diluted                                  $       0.37       $       0.76
                                             ============       ============

Weighted average shares outstanding:
    Basic                                      14,786,180         14,616,603
                                             ============       ============
    Diluted                                    15,098,359         15,171,997
                                             ============       ============


See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Six Months Ended March 31,
                                                             1999               1998
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  5,533,868       $ 11,535,805
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           3,368,086          3,268,841
    Other non-cash charges (credits)                           46,697             49,405
Changes in operating assets and liabilities:
        Accounts receivable                                  (424,751)         7,302,402
        Inventories                                          (562,788)          (238,666)
        Other current assets                                1,079,654            130,667
        Accounts payable                                    1,270,921           (784,597)
        Other liabilities                                    (481,568)        (1,332,089)
        Income taxes payable                                2,674,071            102,224
                                                         ------------       ------------
Net cash provided by (used in) operating activities        12,504,190         20,033,992

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (7,618,075)        (9,558,978)
    Proceeds from sale of assets                               33,649             27,071
    Purchase of held-to-maturity securities               (17,240,000)       (12,650,000)
    Maturities of held-to-maturity securities              22,220,000         10,981,747
                                                         ------------       ------------
Net cash provided by (used in) investing activities        (2,604,426)       (11,200,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                      (42,015)          (183,350)
    Proceeds from exercise of stock options                   144,159            442,714
    Dividends paid                                         (1,109,014)          (951,768)
                                                         ------------       ------------
Net cash provided by (used in) financing activities        (1,006,870)          (692,404)

Increase (decrease) in cash and equivalents                 8,892,894          8,141,428

Cash and equivalents at beginning of year                  17,021,264          9,442,620
                                                         ------------       ------------

Cash and equivalents at end of period                    $ 25,914,158       $ 17,584,048
                                                         ============       ============

SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $42,000 and $35,000 in 1999 and 1998, respectively.

Income tax payments were $975,000 and $4,810,000 in 1999 and 1998, respectively.

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

NOTE 2 - EARNINGS PER SHARE
The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 154,850 and 172,950 shares of common stock with weighted average exercise prices of $28.31 and $27.22, respectively, were outstanding during the three and six month periods ending March 31, 1999, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 219,750 and 221,000 shares of common stock with weighted average exercise prices of $30.34 and $29.67, respectively, were outstanding during the three and six month periods ending March 31, 1998, but were excluded from the computation of common share equivalents because they were not dilutive.

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

The Iconovex Division was established in fiscal 1994 to market and further develop a technologically advanced software product purchased in November 1993. The core software utilizes syntactical analysis to recognize meanings and relationships among words and phrases in order to prepare indexes and abstracts of electronically stored information. Syntactical analysis is more accurate than conventional Boolean search systems that only recognize specific words. In October 1997, Iconovex became the 51% owner of a joint venture with Solutions Corporation of America. The joint venture, Smart Solution, is targeting the corporate intranet market by providing a product to organize, analyze, screen and index email and to eventually perform the same function for corporate databases. The Company plans to divest Iconovex as it does not fit in the Company's long-term strategic plan and it is exploring alternatives for the sale of the division.

On June 1, 1998 the Company sold the assets of its InnoMedica Division. This division, which produced an immaterial portion of the Company's revenue, provided contract development and manufacturing services primarily to the medical device industry as well as pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry.


RESULTS OF OPERATIONS

NET SALES
The Company's net sales from operations totaled $20,704,000 for the quarter, down 18% from $25,105,000 reported in fiscal 1998. Sales of $42,732,000 for the six months ended March 31, 1999 decreased 26% from the prior year period. The decreases were due to continued disk drive industry softness that began in the September 30, 1997 quarter. This softness appears to be due to an over supply of disk drives and due to a reduction in the number of disk drives kept in inventory by computer manufacturers as they adopt a build to order business model. Also contributing to the sales decrease was a reduction in the average number of heads per disk drive. This reduction is the result of an increasing number of low cost disk drives being sold and as a result of the conversion to magneto resistive (MR) and Giant Magneto Resistive (GMR) disk drive heads which increase the storage capacity per disk drive platter and reduce the number of heads required to provide the same disk drive capacity. The current quarter was also impacted by the transition of the disk drive industry from traditional lead wire interconnects to integrated interconnects including the Company's Head Interconnect Flex (HIF).

During the fiscal 1999 second quarter, the Company experienced increases in revenue from flexible circuits of 39% over the prior quarter and 147% over the same quarter last year. Offsetting this increase was a material decline in the shipments of wire interconnects during the quarter. This product transition resulted in over 63% of the fiscal 1999 second quarter revenue being generated from the sale of flexible circuits as compared to 43% for the prior quarter and 25% for the 1998 fiscal year. This transition will continue with revenue growth in the remainder of the fiscal year driven by increases in shipments of flexible circuits.

Over 80% of the Company's total revenue continues to be from disk drive industry interconnects. An increasing portion of the Company's sales will be generated by the sale of high-end flexible circuits. The market for high end flexible circuits is increasing due to new semiconductor packaging substrate applications and due to the disk drive industry transitioning from wire interconnects to integrated interconnect products. These products include the Company's Head Interconnect Flex (HIF), Flex Suspension Assembly(FSA) and Bridge Flex. The magnitude of the increase in sales will depend on the timing and acceptance of the Company's new FSA and semiconductor packaging flexible circuit substrate products.

GROSS MARGINS
The Company's gross profit as a percent of sales for the quarter decreased to 33%, from the 35% reported for the fiscal 1998 second quarter. The gross profit as a percent of sales for the first six months decreased to 32%, from the 38% reported for the same period last year. The gross margin percent decreased primarily due to lower shipments of lead wire assemblies that reduced the leverage of the fixed overhead costs related to their production. Gross margins have improved as compared to the 32% reported in the prior quarter as a result of improved flexible circuit manufacturing yields and increased fixed cost leverage due to higher flexible circuit unit volume. Gross margins for the remainder of fiscal 1999 should benefit from expected increases in the demand for high end flexible circuits although these benefits may be partially offset by costs related to the phase down of the wire portion of the business.

OPERATING EXPENSES
Operating expenses were 15.1% of sales for the current quarter, as compared to 12.8% in the prior year's second quarter. Operating expenses for the first six months of fiscal 1999 were 15.2%, up from 11.0% for the prior year's first six months. The increase in operating expenses as a percent of sales for the current year is primarily due to the decrease in revenue and an increase in marketing, professional and legal expenses. Total operating expenses also increased due to an increase in marketing, professional and legal expenses. The level of operating expenses should remain relatively stable for the remainder of the fiscal year and improve as a percent of sales as revenue is expected to increase.

OPERATING PROFIT
Consolidated operating profit of $3,651,000 in the current quarter was down from the $5,649,000 profit for the prior year second quarter. Consolidated operating profit for the first six months was $7,382,000 versus $15,568,000 for the same period last year. This is primarily the result of the decreased sales volume. Operating profits for the next quarter are expected to show some sequential growth and compare favorably with the fiscal 1998 third quarter and improve during the remainder of the fiscal year, as increases in demand for high-end flexible circuits should more than offset reductions in lead wire assembly shipments.

NET INCOME
Consolidated net income for the fiscal 1999 second quarter was $2,539,000 as compared to $4,262,000 for the prior year. Basic and diluted net income per share were $0.17 as compared to $0.29 and $0.28 for the prior year second quarter. Consolidated net income for the first six months of fiscal 1999 was $5,534,000 as compared to $11,536,000 for the prior year. Basic and diluted net income per share were $0.37 as compared to $0.79 and $0.76 for the same period last year. Other expense included approximately $630,000 of charges related to the settlement of threatened litigation by a former director of the Company. These charges reduced earnings per share by $0.03 per share.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased to $61.4 million at March 31, 1999 from $57.5 million at September 30, 1998. This increase was primarily due to income generated from operating activities and an increase in operating liabilities due to payment timing.

Accounts receivable and inventory at March 31, 1999 increased by $0.4 million and $0.6 million, respectively, from September 30, 1998 due to the increased level of operating activity.

Working capital totaled $73.4 million and $73.1 million at Match 31, 1999 and September 30, 1998.

Since September 30, 1998, the Company has invested $7.6 million in capital expenditures. These additions include FSA attachment equipment, computer system enhancements and equipment to expand the high volume flexible circuit manufacturing facility capacity. Capital expenditures of approximately $7 million are expected during the remainder of fiscal 1999 to increase the Company's high volume flexible circuit manufacturing and FSA production capacities and to begin construction of a facility to produce material for use in flexible circuit manufacturing.

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

Information System Hardware:
The manufacturers of the Company's computer server and network hardware have indicated that the equipment is year 2000 compliant. A plan to perform comprehensive tests ensuring compliance has been developed and testing should be complete by August 1999. Over 90% of the Company's personal computers have been tested to determine year 2000 compliance. The remaining personal computers will be tested before the end of June 1999. Approximately 20 % of the personal computers tested are currently not in compliance and will be replaced or brought into compliance by August 1999.

Information System Software:
The vendor for the Company's newly implemented primary manufacturing and financial software has indicated that the software is year 2000 compliant. A plan to perform comprehensive tests ensuring compliance of this software is being developed and testing should be complete by August 1999. As the testing of personal computer hardware is being performed, the personal computer operating systems and primary application software are being updated to year 2000 compliant versions as specified by the software vendor. A listing of all other personal computer resident application software has been prepared. Vendors of software identified as not being year 2000 compliant are being contacted to determine if any upgrades are required to bring the software into year 2000 compliance. This process is scheduled for completion prior to August 1999.

Equipment With Potential Embedded Logic:
A list of all Company equipment with potential embedded logic was prepared. The equipment was prioritized as Tier I - mission critical and Tier II - other equipment. Information has been received from Tier I equipment manufacturers indicating that over 90% of the Tier I equipment is year 2000 compliant. Year 2000 date remedies have been received from the manufacturers on much of the remaining equipment. 80% of the Tier II equipment manufacturers have been contacted and/or determined to be year 2000 compliant. The Company expects to obtain year 2000 compliance information from the remainder of the manufacturers by the end of June 1999.

Critical Vendors:
A list of significant vendors was compiled. Letters were sent to these vendors to determine the level of their year 2000 compliance. Approximately 75% have replied and indicated that they are currently year 2000 compliant or will become compliant during 1999. The Company is continuing its efforts to contact all those vendors that have not yet responded to determine their level of compliance by June 1999. Progress toward compliance of all vendors that are not yet compliant will be monitored with alternative vendors identified if necessary.

Critical Customers:
A list of customers considered significant to the Company was compiled. Letters were sent to these customers to determine the level of their year 2000 compliance. Approximately 50% have responded indicating full year 2000 compliance or have targeted their compliance by calendar third quarter 1999. The Company expects to contact all those customers that have not yet responded to determine their level of compliance by June 1999. Many of the Company's customers have indicated they are diligently in the process of their own Y2K plans by requesting information from the Company as a supplier to them.
Progress toward compliance of all customers that have not yet indicated compliance will be monitored.

Utilities and Service Providers:
A list of utilities and service providers considered critical to the Company's ongoing success has been compiled. These companies are being contacted to determine their level of Y2K compliance. Most of these companies are in regulated industries with stringent Y2K compliance requirements. The Company does not anticipate that any significant problems will be identified in these areas.

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

There can be no assurance that all non-complying equipment and software will be identified and upgraded on a timely basis. In addition, there can be no assurance that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may adversely affect the Company.

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

PART II - OTHER INFORMATION
Responses to Items 2, 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 20, 1999. There were 14,781,504 shares of common stock entitled to vote at the meeting and a total of 13,415,544 shares were represented at the meeting.

b) Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Two of the board of directors' original nominees, Mary Curtin and Robert Miller, withdrew as nominees for the election of directors. Shares were voted as follows:

                                               For          Withheld
                                            ----------     ---------
            Gerald M. Bestler               12,578,346       837,198
            Frank L. Farrar                 12,207,181     1,208,363
            Thomas W. Haley                 12,014,393     1,401,151
            Michael C. Slagle               10,670,364     2,745,180
            Bernt M. Tessem                 12,236,667     1,178,877

c)    Other matters voted on at the meeting:
            Proposal #2. A proposal was made to increase the authorized shares under the 1994 Stock Option Plan from 1,200,000 to 1,800,000. Shares were voted as follows:

                For         Against      Abstain
                ---         -------      -------
            12,421,621      845,546      148,376

            Proposal #3. A proposal was made to approve the selection of the Company's independent public accountants for the current fiscal year. Shares were voted as follows:

                For         Against      Abstain
                ---         -------      -------
            13,276,953       60,273       78,318


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

Date:  May 12, 1999

                                            By  \s\ Thomas W. Haley
                                            Thomas W. Haley
                                            Chief Executive Officer



                                            By  \s\ Douglas W. Keller
                                            Douglas W. Keller
                                            Vice President, Finance

                                INDEX TO EXHIBITS

Exhibits                                                                    Page

27          Financial Data Schedule                                          14