Form 10-Q
period 1999-06-30
INNOVEX INC
filed 1999-08-13
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For the Period ended June 30, 1999.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

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

Yes - X           No

As of August 5, 1999, 14,812,904 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 12

PART 1:   ITEM  1            FINANCIAL INFORMATION


INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,      September 30,
                                                                       1999            1998
ASSETS                                                              (Unaudited)      (Audited)
------                                                              -----------      ---------

Current assets:
    Cash and equivalents                                           $ 24,463,014    $ 17,021,264
    Short-term investments                                           34,485,000      40,434,000
    Accounts receivable, less allowance for
         doubtful accounts of $211,000 and $213,000                  12,110,390      10,521,518
    Inventories                                                       6,325,947       5,717,330
    Income taxes receivable                                                --           938,447
    Other current assets                                              2,838,597       4,686,504
                                                                   ------------    ------------
          Total current assets                                       80,222,948      79,319,063

Property, plant and equipment, net of accumulated depreciation
    of $18,479,000 and $15,817,000                                   36,830,426      28,501,443
Intangible and other assets, net of accumulated amortization of
    $419,000 and $2,236,000                                             904,445       1,831,343
                                                                   ------------    ------------
                                                                   $117,957,819    $109,651,849
                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current maturities of long-term debt                           $     65,000    $     83,000
    Accounts payable                                                  5,193,350       3,688,148
    Accrued compensation                                              1,297,266       1,604,845
    Income taxes payable                                              1,452,624            --
    Other accrued liabilities                                         1,058,586         875,140
                                                                   ------------    ------------
        Total current liabilities                                     9,066,826       6,251,133

Long-term debt, less current maturities                                 605,908         755,024
Deferred income taxes                                                   227,632         227,632

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,812,504 and 14,779,604 shares issued and outstanding         592,500         591,184
    Capital in excess of par value                                   16,027,847      15,732,350
    Retained earnings                                                91,437,106      86,094,526
                                                                   ------------    ------------
         Total stockholders' equity                                 108,057,453     102,418,060
                                                                   ------------    ------------
                                                                   $117,957,819    $109,651,849
                                                                   ============    ============



See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months Ended June 30,
                                               1999             1998
                                               ----             ----

Net sales                                  $ 20,636,068     $ 20,298,838
Costs and expenses:
    Cost of sales                            14,313,843       14,900,713
    Selling, general and administrative       2,003,330        1,608,180
    Engineering                                 924,137          884,260
    Net interest (income) expense              (543,561)        (495,283)
    Net other (income) expense                1,811,648          (30,695)
                                           ------------     ------------
Income before taxes                           2,126,671        3,431,663
Provision for income taxes                      617,000        1,021,000
                                           ------------     ------------
Net income                                 $  1,509,671     $  2,410,663
                                           ============     ============

Net income per share:
    Basic                                  $       0.10     $       0.16
                                           ============     ============
    Diluted                                $       0.10     $       0.16
                                           ============     ============

Weighted average shares outstanding:
    Basic                                    14,804,630       14,713,817
                                           ============     ============
    Diluted                                  15,060,356       15,115,344
                                           ============     ============



                                             Nine Months Ended June 30,
                                               1999            1998
                                               ----            ----

Net sales                                  $ 63,367,708     $ 78,412,668
Costs and expenses:
    Cost of sales                            43,183,819       51,056,349
    Selling, general and administrative       6,538,951        5,598,987
    Engineering                               2,867,831        3,283,842
    Net interest (income) expense            (1,425,299)      (1,298,550)
    Net other (income) expense                2,280,867         (107,428)
                                           ------------     ------------
Income before taxes                           9,921,539       19,879,468
Provision for income taxes                    2,878,000        5,933,000
                                           ------------     ------------
Net income                                 $  7,043,539     $ 13,946,468
                                           ============     ============

Net income per share:
    Basic                                  $       0.48     $       0.95
                                           ============     ============
    Diluted                                $       0.47     $       0.92
                                           ============     ============

Weighted average shares outstanding:
    Basic                                    14,792,330       14,669,848
                                           ============     ============
    Diluted                                  15,085,692       15,153,960
                                           ============     ============




See accompanying notes.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Nine Months Ended June 30,
                                                            1999            1998
                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  7,043,539     $ 13,946,468
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         5,046,373        4,847,995
    Other non-cash charges (credits)                        750,516          155,470
Changes in operating assets and liabilities:
        Accounts receivable                              (1,588,872)      10,918,625
        Inventories                                        (608,617)       1,080,843
        Other current assets                              1,847,906         (500,090)
        Accounts payable                                  1,505,202       (1,678,701)
        Other liabilities                                  (124,133)      (1,163,893)
        Income taxes payable                              2,391,071           20,973
                                                       ------------     ------------
Net cash provided by (used in) operating activities      16,262,985       27,627,690

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (13,809,747)     (10,754,386)
    Proceeds from sale of assets                            610,773        1,163,522
    Purchase of held-to-maturity securities             (28,120,000)     (38,769,000)
    Maturities of held-to-maturity securities            34,069,000       21,725,000
                                                       ------------     ------------
Net cash provided by (used in) investing activities      (7,249,974)     (26,634,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                   (167,116)        (196,592)
    Proceeds from exercise of stock options                 296,813          783,980
    Dividends paid                                       (1,700,958)      (1,466,808)
                                                       ------------     ------------
Net cash provided by (used in) financing activities      (1,571,261)        (879,420)

Increase (decrease) in cash and equivalents               7,441,750          113,406

Cash and equivalents at beginning of year                17,021,264        9,442,620
                                                       ------------     ------------

Cash and equivalents at end of period                  $ 24,463,014     $  9,556,026
                                                       ============     ============

SUPPLEMENTAL DISCLOSURES:
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be "cash equivalents."

Cash paid for interest was $54,000 and $50,000 in 1999 and 1998, respectively.

Income tax payments were $1,875,000 and $5,913,000 in 1999 and 1998, respectively.

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

NOTE 2 - EARNINGS PER SHARE
The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 209,550 and 185,150 shares of common stock with weighted average exercise prices of $24.83 and $26.32, respectively, were outstanding during the three and nine month periods ending June 30, 1999, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 196,250 and 212,750 shares of common stock with weighted average exercise prices of $28.76 and $29.39, respectively, were outstanding during the three and nine month periods ending June 30, 1998, but were excluded from the computation of common share equivalents because they were not dilutive.

PART I:    ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE COMPANY
On July 7, 1999, the Company commenced a tender offer to purchase all of the issued and outstanding stock of ADFlex Solutions, Inc. ("ADFlex") at a purchase price of $3.80 per share. The tender offer closed on August 3, 1999. Approximately 76% of the outstanding shares of ADFlex were tendered in response to the offer. On August 9, 1999, the Company consummated the purchase of the tendered shares. The remaining approximately 24% of ADFlex issued and outstanding stock not tendered in response to the tender offer will be acquired by the Company through a merger transaction, which transaction will be completed by the end of September, 1999. The total purchase price for all of the issued and outstanding stock of ADFlex will be approximately $34,000,000. The Company is in the process of obtaining credit facilities totaling in principal amount $40,000,000, which credit facilities will upon consummation of the merger transaction be utilized to refinance ADFlex's outstanding debt, pay down current liabilities, and pay related transaction costs. ADFlex is a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications, and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high end consumer products, notebook computers, pagers, and personal communication systems.

Prior to July 28, 1998, Innovex, Inc. and its subsidiaries (the "Company") operated through three divisions, Precision Products (Precision), Litchfield Precision Components (LPC) and Iconovex. Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. The combination merged the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision's high volume manufacturing expertise. The combination also allowed Innovex to leverage Precision's disk drive industry market and trade knowledge to disk drive industry flexible circuit applications.

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

The Litchfield Precision Components Division, prior to the divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components, primarily for the computer and medical industries. The Company purchased Litchfield Precision Components, Inc. on May 16, 1996. This acquisition provided an entry into the large and rapidly growing high-end flexible circuit market. LPC is one of a limited number of operations in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils for these applications.

The Iconovex Division was established in fiscal 1994 to market and further develop a technologically advanced software product purchased in November 1993. The core software utilizes syntactical analysis to recognize meanings and relationships among words and phrases in order to prepare indexes and abstracts of electronically stored information. In October 1997, Iconovex became the 51% owner of a joint venture with Solutions Corporation of America. Operations of both Iconovex and Smart Solution, which produced an immaterial portion of the Company's revenue, have been discontinued and the Company is exploring alternatives for the sale of the division.

On June 1, 1998 the Company sold the assets of its InnoMedica Division. This division, which produced an immaterial portion of the Company's revenue, provided contract development and manufacturing services primarily to the medical device industry as well as pacing/defibrillation leads and adapters for the implantable bradycardia and tachacardia industry.


RESULTS OF OPERATIONS

NET SALES
---------
The Company's net sales from operations totaled $20,636,000 for the quarter, up 2% from $20,299,000 reported in fiscal 1998. Sales of $63,368,000 for the nine months ended June 30, 1999 decreased 19% from the prior year period. The decrease in net sales for the first nine months of fiscal 1999 was due to continued disk drive industry softness. This softness appears to be due to an over supply of disk drives and due to a reduction in the number of disk drives kept in inventory by computer manufacturers that have adopted a build to order business model. Also contributing to the sales decrease was a reduction in the average number of heads per disk drive. This reduction is the result of an increasing number of low cost disk drives being sold and as a result of the use of magneto resistive (MR) and Giant Magneto Resistive (GMR) disk drive heads which increase the storage capacity per disk drive platter and reduce the number of heads required to provide the same disk drive capacity. The current quarter was also impacted by the transition of the disk drive industry from traditional lead wire interconnects to integrated interconnects including the Company's Head Interconnect Flex (HIF).

During the fiscal 1999 third quarter, the Company experienced increases in revenue from flexible circuits of 25% over the prior quarter and 167% over the same quarter last year. Offsetting this increase was a material decline in the shipments of wire interconnects during the quarter. This product transition resulted in 80% of the fiscal 1999 third quarter revenue being generated from the sale of flexible circuits as compared to 63% for the prior quarter and 25% for the 1998 fiscal year.

Over 80% of the Company's total revenue continues to be from disk drive industry interconnects. Through the acquisition of ADFlex, the Company prospectively will reduce its dependence on the disk drive industry to less than 60% of total revenue. An increasing portion of the Company's sales will be generated by the sale of high-end flexible circuits. The market for high-end flexible circuits is increasing due to new semiconductor packaging substrate applications and increased use of flexible circuit products in the disk drive industry. These products include the Company's Head Interconnect Flex (HIF), Flex Suspension Assembly(FSA) and Bridge Flex. The magnitude of the increase in sales will depend on the timing and acceptance of the Company's new FSA and semiconductor packaging flexible circuit substrate products.

GROSS MARGINS
-------------
The Company's gross profit as a percent of sales for the quarter increased to 31%, from the 27% reported for the fiscal 1998 third quarter. The gross profit as a percent of sales for the first nine months decreased to 32%, from the 35% reported for the same period last year. The third quarter gross margin improved as compared to the prior year as a result of increased fixed cost leverage due to higher flexible circuit unit volume. The gross margin percent for the nine-month period decreased primarily due to lower shipments of lead wire assemblies that reduced the leverage of the fixed overhead costs related to their production. Gross margins for the remainder of fiscal 1999 will be volume and product mix dependent.

OPERATING EXPENSES
------------------
Operating expenses were 14.2% of sales for the current quarter, as compared to 12.3% in the prior year's third quarter. Operating expenses for the first nine months of fiscal 1999 were 14.8%, up from 11.3% for the prior year's first nine months. The increase in operating expenses as a percent of sales for the current year is primarily due to the decrease in revenue and an increase in marketing, professional and legal expenses. Total operating expenses also increased due to an increase in marketing, professional and legal expenses.

OPERATING PROFIT
----------------
Consolidated operating profit of $3,395,000 in the current quarter was up from the $2,906,000 profit for the prior year third quarter. Consolidated operating profit for the first nine months was $10,777,000 versus $18,473,000 for the same period last year. The improvement for the quarter is the result of higher flexible circuit sales increasing fixed cost leverage and a reduction in wire production related fixed costs. The decrease in operating profit for the nine-month period is primarily the result of the decreased sales volume.

NET INCOME
----------
Consolidated net income for the fiscal 1999 third quarter was $1,510,000 as compared to $2,411,000 for the prior year. Basic and diluted net income per share were $0.10 as compared to $0.16 for the prior year third quarter. Consolidated net income for the first nine months of fiscal 1999 was $7,044,000 as compared to $13,946,000 for the prior year. Basic and diluted net income per share were $0.48 and $0.47, respectively, as compared to $0.95 and $0.92 for the same periods last year. Other expense for the quarter included charges of $1.7 million or $0.08 per diluted share related to the disposition of Iconovex, Innovex's software division. Other expense for the nine-month period also included $630,000 of charges related to the settlement of threatened litigation by a former director of the Company. These charges reduced earnings per share by $0.03 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash and short-term investments increased to $58.9 million at June 30, 1999 from $57.5 million at September 30, 1998. This increase was primarily due to income generated from operating activities more than offsetting capital expenditures.

Accounts receivable and inventory at June 30, 1999 increased by $1.6 million and $0.6 million, respectively, from September 30, 1998 due to the increased level of operating activity.

Working capital totaled $71.1 million and $73.1 million at June 30, 1999 and September 30, 1998.

Since September 30, 1998, the Company has invested $13.8 million in capital expenditures. These additions include FSA attachment equipment, computer system enhancements and equipment to expand the high volume flexible circuit manufacturing facility capacity. Capital expenditures of approximately $4 million are expected during the remainder of fiscal 1999 to increase the Company's high volume flexible circuit manufacturing and FSA production capacities and to begin construction of a facility to produce material for use in flexible circuit manufacturing.

On August 9, 1999, the Company utilized $26 million to consummate the ADFlex tender offer. An additional $8 million will be required to complete the merger transaction prior to the end of September 1999. The Company is in the process of obtaining credit facilities totaling in principal amount $40,000,000. These credit facilities will, upon consummation of the ADFlex merger transaction, be utilized to refinance ADFlex's outstanding debt, pay down current liabilities, and pay related transaction costs. Management believes that internally generated funds will provide the remaining sources of capital required to support projected growth in fiscal 2000.

YEAR 2000 UPDATE
----------------
The Company is taking steps to ensure that it is not adversely affected by the year 2000 equipment and software failures that may arise in software applications and equipment with embedded logic where two-year digits are used to define the applicable year. Our plan of action and current status follows:

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

Information System Hardware:
The manufacturers of the Company's computer server and network hardware have indicated that the equipment is year 2000 compliant. A plan to perform comprehensive tests ensuring compliance has been developed and testing should be complete by the end of September 1999. The Company's personal computers have been tested to determine year 2000 compliance. Approximately 20 % of the personal computers tested are currently not in compliance and will be replaced or brought into compliance by the end of September 1999.

Information System Software:
The vendor for the Company's newly implemented primary manufacturing and financial software has indicated that the software is year 2000 compliant. A plan to perform comprehensive tests ensuring compliance of this software is being developed and testing should be complete by the end of September 1999. As the testing of personal computer hardware is being performed, the personal computer operating systems and primary application software are being updated to year 2000 compliant versions as specified by the software vendor. A listing of all other personal computer resident application software has been prepared. Vendors of software identified as not being year 2000 compliant are being contacted to determine if any upgrades are required to bring the software into year 2000 compliance. This process is scheduled for completion by the end of September 1999.

Equipment With Potential Embedded Logic:
A list of all Company equipment with potential embedded logic was prepared. The equipment was prioritized as Tier I - mission critical and Tier II - other equipment. Information has been received from Tier I equipment manufacturers indicating that over 90% of the Tier I equipment is year 2000 compliant. Year 2000 date remedies have been received from the manufacturers on much of the remaining equipment. 95% of the Tier II equipment manufacturers have been contacted and/or determined to be year 2000 compliant. The Company has a plan in place to ensure compliance testing and remediation is completed by the end of September 1999.

Critical Vendors:
A list of significant vendors was compiled. Letters were sent to these vendors to determine the level of their year 2000 compliance. Approximately 90% have replied and indicated that they are currently year 2000 compliant or will become compliant during 1999. The Company is continuing its efforts to contact all those vendors that have not yet responded to determine their level of compliance by September 1999. Progress toward compliance of all vendors that are not yet compliant will be monitored with alternative vendors identified if necessary.

Critical Customers:
A list of customers considered significant to the Company was compiled. Letters were sent to these customers to determine the level of their year 2000 compliance. Approximately 65% have responded indicating full year 2000 compliance or have targeted their compliance by calendar third quarter 1999. Many of the Company's customers are proceeding with their own Y2K compliance plans as indicated by their request for information from the Company as a supplier to them. Progress toward compliance of all customers that have not yet indicated compliance will be monitored.

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

FORWARD LOOKING STATEMENTS
--------------------------
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in letters to shareholders, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for historical information contained herein and therein, are "forward looking statements" that involve risks and uncertainties, including the impact of the ADFlex acquisition, timely availability and acceptance of new products, the impact of competitive products and pricing, interruptions in the Company's operations or those of its suppliers or major customers as such may be caused by problems arising from the year 2000 and a general downturn in the Company's principal market. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the nine-month period ended June 30, 1999.

PART II - OTHER INFORMATION
Responses to Items 1 through 4 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 5.  OTHER INFORMATION
On July 7, 1999, the Company commenced a tender offer to purchase all of the issued and outstanding stock of ADFlex Solutions, Inc. ("ADFlex") at a purchase price of $3.80 per share. The tender offer closed on August 3, 1999. Approximately 76% of the outstanding shares of ADFlex were tendered in response to the offer. On August 9, 1999, the Company consummated the purchase of the tendered shares. The remaining approximately 24% of ADFlex issued and outstanding stock not tendered in response to the tender offer will be acquired by the Company through a merger transaction, which transaction will be completed by the end of September 1999. The total purchase price for all of the issued and outstanding stock of ADFlex will be approximately $34,000,000. The Company is in the process of obtaining credit facilities totaling in principal amount $40,000,000, which credit facilities will upon consummation of the merger transaction be utilized to refinance ADFlex's outstanding debt, pay down current liabilities, and pay related transaction costs.

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

Date:   August 13, 1999

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