Form 10-K
period 1999-09-30
INNOVEX INC
filed 1999-12-10
CIK 50601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                      -------------------------------------
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999
                                       or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (Title of Class)
                                ----------------
                          Common Stock ($.04 par value)

                         ------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $139,898,000 at November 10, 1999 when the closing sale price of such stock, as reported in the Nasdaq National Market System, was $10.00.

The number of shares outstanding of the Registrant's Common Stock, $.04 par value, as of November 10, 1999 was 14,823,704 shares.

Documents Incorporated by Reference:

1. Portions of the Registrant's Proxy Statement to be filed with the Commission within 120 days after the end of the Registrants fiscal year are incorporated by reference into Part III of the Form 10-K.

                                  INNOVEX, INC.
                                 1999 FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

On July 7, 1999, Innovex, Inc. and its subsidiaries (the "Company") commenced a tender offer to purchase all of the issued and outstanding stock of ADFlex Solutions, Inc. ("ADFlex") at a purchase price of $3.80 per share. The tender offer closed on August 3, 1999. Approximately 76% of the outstanding shares of ADFlex were tendered in response to the offer. On August 9, 1999, the Company consummated the purchase of the tendered shares. The remaining approximately 24% of ADFlex issued and outstanding common stock not tendered in response to the tender offer was acquired by the Company through a merger transaction completed on September 14, 1999. The total ADFlex purchase price, including transaction costs, change in control payments and all of the issued and outstanding common stock was approximately $37 million. The Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex's outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex's diverse customer and industry base will reduce Innovex's reliance on the disk drive industry.

Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company is combining the newly acquired ADFlex operation into its existing operations as both operations design and manufacture flexible circuits.

Prior to fiscal 1999, the Company operated through three divisions, Precision Products (Precision), Litchfield Precision Components (LPC) and Iconovex. Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. The combination merged the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision's high volume fine wire manufacturing expertise. The combination also allowed Innovex to leverage Precision's disk drive industry market and trade knowledge to disk drive industry flexible circuit applications as the industry transitioned from wire interconnects.

Prior to the divisional combination, the largest division, Precision, developed, engineered and manufactured specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market were the division's primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the inductive or magneto resistive thin film heads that read and write information on the disk. Since the divisional combination, the lead wire assembly revenue declined as anticipated. As a result, during the fiscal 1999 fourth quarter, charges of $2.8 million were recorded to account for the discontinuance of this product line.

LPC, prior to the fiscal 1998 divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components for computer, computer peripheral, medical and other applications. The Company purchased Litchfield Precision Components, Inc. on May 16, 1996. This acquisition reduced the Company's reliance on the disk drive industry while providing an entry into the large and rapidly growing flexible circuit market. Innovex's flexible circuit operation is one of a limited number of companies in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils for the high-end portion of the flexible circuit market.

Innovex was founded in 1972 to acquire the assets of a manufacturer of needle and wire assemblies used in computer core memories. With the introduction of solid state memory devices, needle wire assemblies became obsolete and, in late 1973, the Company moved into related areas of manufacturing utilizing and expanding its micro-welding and miniature assembly expertise. In 1984, the Company expanded its scope to the photo equipment market by acquiring Lucht Engineering. The Company sold its photo business in two stages beginning November 29, 1992 with remaining portion sold November 1, 1993.

In an attempt to diversify, the InnoMedica Division was formed in late fiscal 1993 to impart a greater degree of strategic direction and business discipline to the Company's emerging medical business. This Division, which produced an immaterial portion of the Company's revenue, was sold on June 1, 1998.

The Iconovex subsidiary was established in fiscal 1994 to market and further develop a technologically advanced software product purchased in November 1993. In October 1997, Iconovex became the 51% owner of a joint venture with Solutions Corporation of America. The operations of Iconovex and its joint venture, Smart Solution, were discontinued in June 1999 as a result of revenue not developing as expected and the Company recorded a $1.7 million charge related to this disposition.

Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 530 Eleventh Avenue South, Hopkins, Minnesota 55343-9904 and its telephone number is (612) 938-4155. Products are developed and manufactured through the Company's wholly owned subsidiaries, Innovex Precision Components, Inc., Innovex Southwest, Inc., Innovex (Thailand) Ltd. and Innovex Limited. Innovex Precision Components, Inc. and Innovex Ltd. are Minnesota corporations. Innovex Southwest, Inc. is a Delaware corporation and Innovex (Thailand) Ltd. is a Thailand corporation.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Prior to the ADFlex acquisition, the Company had one major operating unit during fiscal 1999. The Company also had one other subsidiary, Iconovex and its Smart Solution joint venture, which generated less than 1% of the Company's revenue and was not considered a core segment due to its immaterial nature. The Company plans to combine Innovex and ADFlex into one operation that manufactures and markets flexible circuits to various industries. Financial results will be presented as a single segment due to the immaterial nature of the non-core operations. Topics covered throughout this document may be discussed referencing former separate operations where helpful to the reader's understanding.


(c)  NARRATIVE DESCRIPTION OF BUSINESS

COMPANY OVERVIEW
Innovex is a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs") in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, portable communication devices such as cellular telephones and pagers, data storage devices such as hard disk drives ("HDDs"), tape drives and arrays and high-end consumer electronics products such as compact disk players. The Company's principal customers include Acer, Alps, Compaq, Dell, Digital Equipment, IBM, Iomega, Maxtor, Motorola, Nokia, Philips, Qualcomm, ReadRite, SAE Magnetics, Samsung, Seagate, Storage Technology, Xerox, Yamaha and other leading electronic OEMs.

Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide, and provide electrical connection between components in electronic systems. Flexible circuit interconnects frequently incorporate components such as integrated circuits ("ICs"), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. With proliferation of electronic applications, electronic products have become smaller, lighter and more portable. To meet the challenges represented by the increased complexity of miniaturization, form and weight requirements, OEMs have increasingly turned to flexible circuit interconnect solutions because they decrease the weight and expense of connectors and other packaging components, conform to contoured, ergonomic shapes or small spaces and provide mechanical flexure. The Company's products consist of flexible circuits with high to mid-range tolerances and may include other secondary finishing or assembly operations. The high-end flexible circuits generate the highest gross margin percents. The mid-range flexible circuits with components added through the performance of additional assembly steps garner lower gross margin percents due to higher material costs and the increased number of competitors.

Historically, the Company's wire operations produced a variety of small lead wire assemblies primarily for computer disk drives. The disk drive industry has almost completed its transition away from lead wire assembly interconnects to integrated interconnects such as the Company's Head Interconnect Flex ("HIF"), Flex suspension assembly ("FSA") and BridgeFlex ("BFC") products. This transition has had a significant impact on the Company's operations over the last two years as it has had to manage the rapid increase in its flexible circuit business while controlling the rapid drop in its lead wire assembly operations. Lead wire assembly sales constituted 26% of fiscal 1999 consolidated revenues and less than 5% of September's revenue as compared to over 72% of fiscal 1998 revenues.

While the trend toward miniaturization and portability increases product complexity, electronic OEMs face escalating time to market, cost and global sourcing requirements. In response, the Company has established manufacturing facilities in China and Thailand that have lower cost structures and closer proximity to the Company's OEM customer base. The Company believes it is a preferred supplier for the majority of its customers' high-end and high-volume flexible circuit interconnect requirements.

INDUSTRY OVERVIEW AND TRENDS
Flexible circuit interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible circuits offer several advantages over rigid printed circuit boards ("PCBs") and ceramic hybrid circuits, particularly for small, complex electronic systems. Flexible circuits, due to their mechanical flexure and three-dimensional shape, accommodate packaging contours and motion in a manner that traditional two-dimensional rigid PCBs cannot. Flexible circuits also provide improved thermal dissipation and signal propagation as compared to PCBs. In addition, flexible circuits can reduce the size, weight and expense of: (i) the primary substrate for component attachment when flexible circuits are used in place of a PCB; (ii) connectors, cables and other interconnection schemes when flexible circuits provide the connection to other substrates or subsystems within the system; and (iii) individual IC die packages by bonding an IC directly to a flexible chip carrier rather than a ceramic or plastic package.

These capabilities enable circuits to solve many of the challenges faced by electronic OEMs who currently use traditional interconnection devices. Products which currently use polyimide flexible circuit interconnect assemblies include notebook computers, portable communication devices such as cellular telephones, pagers and personal digital assistants ("PDAs"), printers, scanners and data storage devices such as HDDs, tape drives and arrays, and high-end consumer electronic products such as compact disk players, cameras and camcorders. Possible new applications for polyimide flexible circuit interconnect assemblies include high-density interposers and other chip carrier packaging applications.

The Company considers the following trends important in understanding the electronic flexible circuit interconnect industry:

MINIATURIZATION, PORTABILITY AND COMPLEXITY OF ELECTRONIC PRODUCTS. Electronics OEMs continue to design and introduce more compact and portable high-performance products with greater functionality. The complexity of these new products requires smaller size, lighter weight, greater circuit and component density, better thermal dissipation properties, higher frequencies and increased reliability as compared to conventional rigid board assemblies. These requirements necessitate greater sophistication in flexible circuit interconnect manufacturing and process technologies. The trend toward increasingly sophisticated products also requires greater engineering expertise and investment in manufacturing and process technology for suppliers to produce high-quality electronic interconnect products on time, in volume and at acceptable cost.

SHORTER PRODUCT LIFE CYCLES AND TIME TO MARKET. Rapid advances in technology have significantly shortened the life cycle of complex electronic products and placed increased pressure on OEMs to quickly develop and introduce new products. These time-to-market challenges have in turn increased OEMs' emphasis on the development, design engineering, prototype development and ramp-to-volume capabilities of their suppliers. In addition, the importance of being first to market with new products has heightened the emphasis on shortening supply channels, reducing the number of suppliers and finding turnkey sourcing capabilities that are supported by technologically advanced manufacturing infrastructure.

GLOBALIZATION AND REDUCTION OF MANUFACTURING COSTS. At the same time that shorter product life cycles increase time-to-market pressures, users continue to demand increased electronic performance at lower prices. Notable product examples of this trend are notebook computers, desktop computers, peripherals, portable communications and consumer electronics. Leading OEMs who often manufacture products in multiple geographic regions are relying more on suppliers with global sourcing capabilities which can help to shorten the OEMs' supply chain and provide regionally competitive pricing. As part of global sourcing, OEMs increasingly require their suppliers to establish local infrastructure to provide proximity to engineering, manufacturing and sales support.

OUTSOURCING. To avoid delays in new product introductions, reduce manufacturing costs and avoid logistical complexities, OEMs are increasingly turning to fewer suppliers which are capable of producing electronic interconnect products from development, design, quick-turn prototype and pre-production through volume production and assembly. Many OEMs have accelerated this process by outsourcing their captive component, subsystem and even system manufacturing to focus on their core competencies. The accelerated time-to-market and time-to-volume needs of OEMs have resulted in increased collaboration with qualified suppliers capable of providing a broad and integrated offering. To meet their rapidly changing electronic interconnect requirements, many OEMs have moved to limit their vendor base to a smaller number of technically qualified, strategically located suppliers capable of providing both quick-turn prototype and pre-production quantities as well as cost-competitive volume production quantities.

PROLIFERATION OF ELECTRONICS AND CREATION OF NEW MARKETS. The markets for electronic products are growing as a result of technological change, increasing demands for a wider variety of electronic product features and more powerful and less expensive electronic components. Due to this growth, new markets have emerged in computing, data communications, telecommunications and multimedia. Moreover, existing markets such as computer networking and peripherals, digital and mobile communications, video-on-demand, the Internet, instrumentation and industrial controls have significantly expanded product applications.

CURRENT PRODUCT APPLICATIONS
The Company provides flexible circuit interconnect products to a diverse group of markets. Historically, the HDD market has represented the largest component of the Company's sales at 74%, 85% and 89% of total sales for 1999, 1998 and 1997. Through the ADFlex acquisition and new market expansion efforts, the Company is continuing its efforts to reduce the impact of cyclicality of the HDD industry on its business. However, net sales attributable to this market are expected to continue to represent a large component of total sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry has had and may continue to have a material adverse effect on the Company's operating results.

Current applications addressed by the Company include:

HARD DISK DRIVES. The HDD market uses flexible circuits as the interconnect between the read/write head and disk drive electronics. In HDD applications, circuits need to mechanically flex hundreds of millions of times through the life of the drive. These HDD applications include the Company's head interconnect flex ("HIF") which provides the electrical interconnect from the disk drive head to the back end electronics (actuator flex) of the disk drive. The HIF is bonded to a disk drive suspension by the Company's customers. The Flex Suspension Assembly ("FSA") is a HIF that is bonded to a suspension for customers desiring a more complete solution. The Bridge Flex ("BFC") product completes the connection from the suspension to the actuator flex for competing disk drive head interconnect solutions that terminate at the back end of the suspension. Prior to the use of flexible circuits, these disk drive interconnects were provided by lead wire assemblies which the Company produced. The Company also produces the actuator flex which provides the back end electronic interconnect for the disk drive. Mounting an unpackaged die directly onto the flexible circuit substrate, or flip chip, is becoming the predominant interconnect technology for these applications.

NETWORK SYSTEMS. Large individual drive storage systems are being replaced by arrays of less expensive disk drives or tape drives. The growth of personal computer networks has generated a growth in small arrays for local area network storage. In addition to the flexible circuit interconnects inside each of the individual drives, controlled impedance flex interconnects are used to connect the back of the drives to standard interface boards.

TELECOMMUNICATIONS. The use of polyimide flexible circuits in portable communications devices is growing as the space, weight and functionality challenges are becoming more difficult. In some cellular telephones, flexible circuits replace rigid PCBs, connectors and cables and can thereby reduce space, weight and cost.

CONSUMER. CD/DVD-ROMS are growing in consumer applications where higher capacity and quicker access time, compared to tape drives, are needed. These devices use flexible circuits as the interconnect between the read/write head and CD/DVD-ROM drive electronics.

COMPUTER AND OTHER. Early applications for flexible circuits in notebooks were mainly as interconnects from the motherboard to the LCD and as shielded jumpers. More recently, systems have used as many as ten flexible circuit interconnects per notebook, including PCMCIA connector/flex jumpers, LED/speaker flexible circuit assemblies, track ball/mouse button flexible circuit assemblies and various other shielded jumpers. Flexible circuit substrates are a leading candidate for use in semiconductor packaging and as interposers for high-density interconnect applications.

SALES AND SUPPORT
The Company markets its products directly to a number of industries requiring electronic interconnects through the use of an internal sales staff. Historically, the Company has sold a substantial portion of its flexible circuit interconnects to a limited number of customers. Innovex has benefited from early entry as a supplier to the disk drive industry and has been able to leverage relationships established through its lead wire assembly interconnects to the next generation integrated flexible circuit interconnects. This, coupled with the Company's reputation for high standards of quality and innovative manufacturing processes, has established Innovex as a predominant supplier of interconnects for the industry. The Company has established sales with virtually every manufacturer of disk drive heads in the world and continues to work closely with virtually all of the world-wide disk drive head manufacturers on new generations of disk drive products. The Company's principal customers, each accounting for over 10 percent of the Company's consolidated net sales in at least one of the last three years are Read-Rite, SAE/TDK, Seagate and Yamaha. See Note J of Notes to Consolidated Financial Statements for additional information.

Because of the Company's focus on leading edge imaging technology, its customers include a number of the leading technology companies in the world including Acer, Alps, Compaq, Dell, Digital Equipment, General Electric, Hewlett Packard, IBM, Iomega, Littelfuse, Maxtor, Medtronic, Motorola, Nokia, Philips, Qualcomm, ReadRite, SAE Magnetics, Samsung, Seagate, Storage Technology, Xerox, Yamaha and other leading electronic OEMs.

Even though the Company's customer mix will likely change from period to period in the future, the Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, communications and high-end consumer markets has had and may continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

RESEARCH AND DEVELOPMENT
The Company continually engages in research, development and engineering activities. The Company's goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 1999, 1998 and 1997, the Company spent approximately $2,878,000, $2,356,000 and $1,784,000 on research and development. The Company's research and development effort is concentrated on improving and increasing the long run flexible circuit manufacturing capabilities for both adhesiveless and adhesive based flexible circuits, developing a high-quality source of material for double-sided flexible circuit applications and improving the attachment process for the new FSA product.

The Company expects to continue its past practice of acquiring new technology from outside sources through the payment of cash, Company stock and royalties.

ENVIRONMENTAL CONTROLS
Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, the Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company's products. The Company has conducted environmental studies of its facility in Chandler, Arizona, which revealed a limited amount of soil contamination that may require remediation. Based on these studies, the Company believes that the costs associated with the remediation of this situation will not have a material adverse effect on its operations or financial condition. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the 1993 ADFlex purchase of certain assets from the Rogers acquisition, Rogers Corporation has retained all environmental liabilities relating to the purchased assets prior to the closing date of the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company were unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company.

In mid 1995, ADFlex acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, ADFlex conducted an environmental study of the facility which indicated there was contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers submitted a remediation plan to the appropriate Mexican authorities which was approved in May 1997. Subsequent remediation was completed in December 1997. The seller is awaiting acknowledgment that the remediation plan has been approved and no further action is required by the Mexican authorities. The seller's obligation for the cost of remediation is limited to $2.5 million. A total of $1.0 million originally was held in escrow pending the seller's performance of its environmental obligations under the agreement. One third of the escrow balance was used to conduct the remediation, one third was released to the seller according to the agreement and one third remains in escrow and will be released upon closure of the issue by the Mexican authorities with certification that no further action is required.

The Company believes it has been operating its facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, the Company implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by the Company and could adversely affect the results of operations of the Company. The Company does not anticipate any material amount of environmental-related capital expenditures in fiscal 2000.

BACKLOG
The backlog for the Company's continuing operations was $36.6 million, $15.2 million and $26.1 million at September 30, 1999, 1998 and 1997. The increase in the 1999 backlog is due to the ADFlex acquisition. The Company's backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by the Company as firm orders that are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 1999 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

COMPETITION
The flexible circuit interconnect market is differentiated by customers, markets and geography with each niche having its own combination of complex packaging and interconnection requirements. The Company believes it competes principally on the basis of design capability, price, quality, flexibility and technological advancements in underlying applications. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. The Company believes that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor's design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company's competitors in the markets served by the Company, it also may present an obstacle to the Company's entry into other markets.

The flexible circuit interconnect market is highly competitive. The Company experiences competition world-wide from a number of leading foreign and domestic providers such as Minnesota Mining and Manufacturing ("3M") and Sumitomo for high-end applications, and Nippon Mektron ("NOK"), Fujikura Ltd. ("Fujikura"), Multi-Fineline Electronix, Inc. ("M-Flex"), Sheldahl Inc. ("Sheldahl") and Parlex Corporation ("Parlex") for mid-range applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than the Company with greater financial and other resources. M-Flex, Sheldahl and Parlex are US-based flexible circuit manufacturers that have lower sales of polyimide flexible circuits than the Company and have historically targeted suppliers of computers, communication and automotive services and the military. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company's markets. Finally, as many of the Company's competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies.

The Company also competes in assembly matters with leading flexible circuit assembly providers such as Smartflex Systems, Inc. ("Smartflex") and Pemstar. The Company believes that competition in assembly is primarily driven by availability of assembly technology, price and cycle time. The Company believes it competes favorably with these competitors because it offers its customers a complete flexible circuit interconnect solution including design, fabrication, assembly and testing.

The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions which adversely affect operating results. The Company will be required to make a continued high level of investment in product development and research, sales and marketing, and ongoing customer service and support to remain competitive. There can be no assurance that existing or future competitors will not be able to duplicate the Company's strategies or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

EMPLOYEES
As of September 30, 1999, the Company had a total of 3,858 employees. Of these employees, 64 were based at the Company's Hopkins, Minnesota facility; 408 were based in Chandler, Arizona; 343 were based in Litchfield, Minnesota; 68 were based in Montevideo, Minnesota; 2,014 were based in Agua Prieta, Mexico and 961 were based in Thailand.

Certain of the Company's employees located in Mexico are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican labor laws. The Company has not experienced an employee-related work stoppage. The Company believes its relationship with its union and other employees is good, but there can be no assurance that the Company will be able to successfully negotiate with the labor union in Mexico in the future. In November 1999, the Company made the determination to close the Mexican facility and combine its operations with the Thailand facility. Those Mexican employees impacted by this decision will be paid severance in accordance with Mexican labor laws.

The Company's future operating results depend in part upon its ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company.

INTELLECTUAL PROPERTY
The Company believes that, due to its customers' demands for rapid technological advances and the resulting limited product life cycles, the success of its business depends more on the technical and engineering expertise, creativity and marketing, and service abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company owns patents and has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. There can be no assurance that any patents issued to the Company will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights in any foreign country. Any failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company.

SUPPLIERS
The Company purchases raw circuit materials, process chemicals and various components from multiple outside sources. For components, the Company typically makes short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to six month periods. These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for the Company. In most cases, suppliers are approved, and are often dictated by the Company's customers. For process chemicals, the Company relies on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. The Company has attempted to mitigate these risks by identifying stable companies with leading technology and delivery positions.

The Company currently purchases a number of its components, process chemicals and other materials from single sources. In the United States, these products are available only from a limited number of suppliers. There can be no assurance that these sources will continue to supply the Company with the materials needed at competitive prices.

While viable alternate suppliers exist, because of the Company's limited inventory of raw materials, tight manufacturing cycles and the significant amount of time required to qualify new suppliers, single sourcing is expected to continue. Consequently, any unanticipated interruption of material supplies or components would have a short-term material adverse effect on the Company.

TECHNOLOGY
DESIGN TECHNOLOGY. The flexible circuit interconnects manufactured by the Company are designed specifically for each application, requiring significant joint design activities between the Company and the customer at the start of a project. The Company has developed design methodologies that solve difficult interconnection problems and save the customer time and money. The Company also designs and produces, in volume, flexible circuits that range from high-density, single-sided circuits to more complex double-sided and multi-layer circuits. The Company is continually investing in and improving its computer-based design tools to more quickly design new flexible circuit interconnects, to enhance cooperative design and communication with its customers and to more closely link designs to the manufacturing process. The

Company is recognized as a technology leader in fine-line, single-sided flexible circuit technology and flexible circuit assembly technology, including advanced chip-on-flex, flip-chip-on-flex and high-density polyimide assembly technologies.

CIRCUIT FABRICATION TECHNOLOGY. The Company has extensive experience in fine-line polyimide flex and has pioneered manufacturing processes that deliver high unit volumes at cost-effective yields. At the core of the process is roll-to-roll subtractive fine-line circuit processing. The starting materials are flexible laminates composed of a thin dielectric film that is either adhesive-bonded to treated copper foil or metalized without the use of adhesives. Very accurate images (down to 0.001") are produced in volume in photoresist. Circuit conductors are then formed by chemically etching the underlying copper foil. Coverfilm materials are adhered to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. The exposed surfaces are then coated with solder for surface mount or bondable gold for chip-on-flex applications. Laser processing is then used to create various openings to drill vias and cut contoured peripheries in substrate materials.

The Company's key flexible circuit fabrication technologies include:

         FINE FEATURE ROLL-TO-ROLL IMAGING AND ETCHING. Allows the fabrication of circuits with very fine line widths and spaces. This is critical to meeting complex space constrained interconnection needs. Processing wide web (up to 24 inches) in a continuous roll-to-roll format (as opposed to discrete panels) allows fabrication of high circuit volumes with improved material utilization resulting in lower cost.

         LASER PROCESSING. Laser technology is used to produce low cost, very fine openings, small vias and contoured shapes that solve density problems while avoiding more expensive traditional alternatives. Also, using a laser to cut the periphery of parts allows prototypes and low volume production parts to be built faster and without the cost of blanking die.

         BONDABLE GOLD PLATING. Prepares flexible circuits for chip-on-flex bonding, a process which saves space and improves electrical performance (access time) by wire bonding an IC die directly to the flexible circuit.

         COVERFILM, LAY-UP AND LAMINATION. A process where coverfilm materials are adhered to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. This process allows accurate positioning of solder plated pads to support fine pitch surface mount assembly to the finished circuits.

         ASSEMBLY AND TEST TECHNOLOGY. The Company applies advanced assembly and test technology to provide flexible circuit interconnect assemblies to its customers. The Company assembles passive electrical and various mechanical components, including connectors, stiffeners, diodes, formed metal parts and other devices to its flexible circuits using primarily manual processes in its plants in Mexico and Thailand. The Company also performs advanced direct die attach and assembly of integrated circuit devices as well as the functional testing of these flexible circuit assemblies. Assembling these components directly onto the flexible circuit increases performance and reduces space, weight and cost.

MANUFACTURING
The Company has developed a manufacturing process that combines the use of technology with the deployment of human resources in a geographic and organizational manner that allows the Company to compete on a pure cost basis, if necessary, with suppliers of similar products throughout the world. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. The Chandler facility is ISO 9001 certified and the Thailand and Mexican operations have received ISO 9002 certification.

The Company believes it enjoys a cost advantage based on a manufacturing process designed to optimize the utilization of automation, labor and capital, and a manufacturing process and technology with better yield, material utilization and throughput relative to its competitors. The Company also believes that integrating assembly technology with manufacturing technology and high-volume production capabilities will over time provide improvements in its production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times, improved account control and increased leverage over expenses. In addition, the Company is expanding its Thailand manufacturing operation. The Company anticipates that the new Thailand facility will enable it to attain significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing.

FOREIGN SALES AND OPERATIONS
The Company has finishing and assembly facilities located in Agua Prieta, Mexico and Lamphun, Thailand and subcontractors primarily performing flexible circuit inspection in Korat, Thailand and China. While the Company believes it has established good relationships with its local labor forces and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risks include currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, potentially limited intellectual property protection, potential cross border shipment delays, changes in political climate, difficulties in coordinating and managing foreign operations, foreign labor union issues, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company.

While Innovex transacts business predominantly in U.S. Dollars and the majority of its net sales are collected in U.S. Dollars, a portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction and remeasurement exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income as incurred. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company. There were no open hedge contracts at September 30, 1999.

The Thai Baht experienced significant fluctuations in relation to the U.S. Dollar during 1999. As the majority of the sales and expenses for the Thailand operation are denominated in U.S. Dollars, the fluctuations did not have a significant impact on the Company's results of operations for those years. However, there can be no assurance that future currency fluctuations will not have a material adverse effect on the Company.


ITEM 2. PROPERTIES

In total, at September 30, 1999, the Company leased or owned approximately 653,000 square feet of manufacturing and other space. The Company's significant facilities are as follows:

FUNCTIONS                          LOCATION (NUMBER OF FACILITIES)    SQUARE FEET    OWNED/LEASED     EXPIRATION
---------                          -------------------------------    -----------    -------------    ----------
Executive Offices and              Hopkins, Minnesota (one)           19,000         Leased           February 2002
Research and Development

Sales and Support; Research and    Chandler, Arizona (one)            150,000        Leased           June 2003
Development: Circuit
Fabrication

Circuit Finishing and Circuit      Agua Prieta, Mexico (one)          161,000        Owned            N/A
Assembly
                                                                      15,000         Owned            N/A
Circuit Finishing and Assembly;    Lamphun Thailand (two)             140,000        Owned            N/A
Sales and Support

Circuit Fabrication                Litchfield, Minnesota (four)       60,000         Owned            N/A
                                                                      18,000         Owned            N/A
                                                                      10,000         Owned            N/A
                                                                      50,000         Owned            N/A

Lead wire manufacturing            Montevideo, Minnesota (one)        30,000         Owned            N/A

In addition to these facilities, the Company is currently constructing a new 60,000 square foot building in Maple Plain, Minnesota to be used for the manufacturing of materials for use in double-sided flexible circuit production, research and development and the corporate offices. The building is expected to be completed by March 2000. The Company obtained the Arizona, Mexico and Thailand facilities during fiscal 1999 as part of the ADFlex acquisition. The Thailand facility was completed in February 1999 and will be used for circuit finishing and assembly. In November 1999, the Company made the determination to close the Mexican facility and combine its operations with those in

Thailand to reduce excess manufacturing capacity. The Company believes that the facilities in Arizona, Minnesota and Thailand are adequate to meet its current requirements, and that suitable additional space or substitute space is readily available as needed.


ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to, and none of its property is the subject of, any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

Name                        Age   Position
----                        ---   --------

Thomas W. Haley             63    Chairman, Chief Executive Officer and Director
                                  of the Company

William P. Murnane          37    President and Chief Operating Officer

Allan J. Chan               49    Senior Vice President, Sales and Marketing

Brian R. Dahmes             39    Vice President, Managing Director, Innovex
                                  (Thailand)

Douglas W. Keller           41    Vice President, Finance

Srinivas Kuchipudi          31    Vice President, Operations

Timothy S. McIntee          41    Senior Vice President, Corporate

Venkatraman B. Rao, Ph.D.   47    Vice President, Research & Development

Mr. Haley served as President of the Company from 1972 to 1988. Since October 1988, Mr. Haley has held the position of Chief Executive Officer. He has been a Director and Chairman of the Company since its inception in 1972.

Mr. Murnane was promoted to President and Chief Operating Officer in July 1998. Mr. Murnane joined the Company in July 1995 as Vice President. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten-year career at United Parcel Service.

Mr. Chan joined the Company in June 1988 as Director of Sales and Marketing for the Precision Products Division. In October 1990 Mr. Chan was promoted to Vice President of Sales and Marketing of the Precision Products Division. In 1991 his responsibilities were expanded to include manufacturing. In May 1995, he was promoted to Vice President and General Manager of Precision Products Division. In July of 1998, he was promoted to Senior Vice President , Sales and Marketing. Prior to joining Innovex, Mr. Chan was the Director of Sales and Marketing for Braemar Computer Corporation a division of Carlysle Corporation.

Mr. Dahmes joined the Company in July 1997 as Plant Manager. Mr. Dahmes was promoted to Director of Manufacturing in July 1998 and to Vice President, Quality in March of 1999. In November 1999, he accepted his most recent promotion to Vice President, Managing Director Innovex (Thailand). From 1992 to 1995, Mr. Dahmes served as Process Engineering Manager for Sheldahl Interconnect, and from 1995 to 1997 he was an Engineering Manager with Sheldahl Microproducts.

Mr. Keller joined the Company in January 1990 as Corporate Controller. In May 1992, Mr. Keller was made an officer of the corporation and in October 1996 he was promoted to Vice President, Finance. From July 1988 to January 1990, Mr. Keller was Manager of Financial Accounting and Tax for UFE, Inc., a manufacturer of injection molded plastic components. From 1983 to 1988, Mr. Keller was a Senior Auditor for the Pillsbury Company. From 1980 to 1983, he was a Senior Accountant with Deloitte Haskins & Sells, a CPA firm.

Mr. Kuchipudi joined the Company in September 1999 as Vice President, Operations. From July 1996 to August 1999, Mr. Kuchipudi was a management consultant for Pittiglio Rabin Todd & McGrath. Prior to that, he held various engineering and marketing positions during a five-year career at Motorola, Inc.

Mr. McIntee joined the Company in August 1997 as Vice President, Corporate Development and was promoted to Senior Vice President, Corporate in July 1998. From 1984 to 1997, Mr. McIntee was an attorney for the law firm of Lindquist & Vennum in the Mergers & Acquisitions Division. Prior to that, he was a CPA for several years.

Dr. Rao joined the company in December 1998 as the Vice President, Research and Development. Prior to that he held various senior management R&D positions at Silicon Graphics Inc., Cray Research Inc., Supercomputer Systems Inc. and Tektronix. Dr. Rao successfully led teams for the development of advanced high-density multi-chip modules, integrated circuits, multilayer printed circuit boards, flex circuits and flip chip assembly for high end super computer applications.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK INFORMATION
The Company's common stock is traded in the over-the-counter market under the symbol "INVX." The table below sets forth the high and low closing sale prices as reported by NASDAQ. As of November 17, 1999, the Company had 663 shareholders of record. Dividends of $.04 per share have been paid for the most recent three quarters. The Company's intention is to continue this policy.

Price Range of Common Stock                 1999                     1998
                                  ----------------------------------------------
                                    High          Low        High        Low
--------------------------------------------------------------------------------
First Quarter                     $17-15/32     $9-5/16    $33-3/8     $18-7/8
Second Quarter                     19-1/2       12-3/4      26-7/8      18-3/8
Third Quarter                      14-3/8       12-5/8      28-1/8      11-1/4
Fourth Quarter                     15-3/8        8-9/16     16-1/2       9-15/16


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five-year period ended September 30, 1999. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

Years Ended September 30,                      1999            1998           1997            1996           1995
--------------------------------------------------------------------------------------------------------------------
Net sales                                  $103,197,766    $96,277,930    $142,003,743    $69,570,222    $50,193,952
Net income                                    6,558,534     15,911,079      35,093,603     13,121,006     10,029,387
Net income per share:
  Basic                                           $0.44          $1.08           $2.43          $0.93          $0.73
  Diluted                                         $0.44          $1.05           $2.31          $0.91          $0.70
Cash dividends per share                         $0.155         $0.135          $0.113         $0.088         $0.079
Total assets                                178,806,124    109,651,849      97,274,754     58,244,346     41,283,483
Long-term debt, less current maturities      26,375,546        755,024         950,733      1,063,253      1,172,798
Stockholders' equity                        107,134,199    102,418,060      86,817,374     48,400,116     36,029,173

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY
The Company reported net income of $6,559,000, or $0.44 basic and diluted net income per share for the fiscal year ended September 30, 1999. This compares to net income of $15,911,000, $1.08 basic and $1.05 diluted net income per share in fiscal 1998 and $35,094,000, $2.43 basic and $2.31 diluted net income per share in 1997. Fiscal 1999 results decreased in comparison to 1998 due to the increase in flexible circuit sales to the disk drive industry not offsetting the phase out of lead wire assembly revenue. This was due in part to continued disk drive industry softness. This softness appears to be the result of an over supply of disk drives and due to a reduction in the number of disk drives kept in inventory by computer manufacturers that have adopted a build-to-order business model. Also contributing to the sales decrease was a reduction in the average number of heads per disk drive. This reduction is the result of an increasing number of low-cost disk drives being sold and as a result of the use of magneto resistive (MR) and Giant Magneto Resistive (GMR) disk drive heads which increase the storage capacity per disk drive platter and reduce the number of heads required to provide the same disk drive capacity. The decrease in fiscal 1998 results as compared to 1997 was also due to softness in the cyclical disk drive industry.

The drop in gross margin percent during 1999 was due to several factors, the inclusion of 8 weeks of lower margin ADFlex related sales, reduced yields and costs related to an aggressive new product ramp up in production concurrent with new flexible circuit capacity installation and due to lower shipments of lead wire assemblies reducing the leverage of the fixed overhead costs related to their production. The drop in gross margin percent during 1998 as compared to 1997 resulted principally from lower shipments of disk drive lead wire assemblies and the start-up costs of the new Litchfield facility.

Operating expenses were 14% of revenue in fiscal 1999 as compared to 12% and 9% of revenue in fiscal years 1998 and 1997, respectively. The increase in operating expenses as a percent of sales for 1999 is primarily due to increases in marketing, professional and legal expenses. The percentage increase in 1998 from 1997 was due to decreased revenues as actual operating expenses dropped by $815,000.

RESULTS OF OPERATIONS
NET SALES. Net sales for fiscal 1999 were $103,198,000, a 7% increase from 1998 net sales of $96,278,000. The increase in 1999 was primarily due to the fourth quarter results including eight weeks of operating results related to the acquisition of ADFlex Solutions, Inc. Excluding the acquisition related revenue, net sales would have decreased by 14%. Fiscal 1999 revenue continued to be impacted by the transition of the disk drive industry from traditional lead wire interconnects to integrated interconnects including the Company's Head Interconnect Flex (HIF). The large increase in these flexible circuit sales to the disk drive industry did not offset the phase out of lead wire assembly revenue. This was due in part to continued disk drive industry softness. This softness appears to be the result of an over supply of disk drives and due to a reduction in the number of disk drives kept in inventory by computer manufacturers that have adopted a build-to-order business model. Also contributing to the sales decrease was a reduction in the average number of heads per disk drive. This reduction is the result of an increasing number of low-cost disk drives being sold and as a result of the use of magneto resistive
(MR) and Giant Magneto Resistive (GMR) disk drive heads which increase the storage capacity per disk drive platter and reduce the number of heads required to provide the same disk drive capacity.

Net sales for fiscal 1998 decreased 32% from 1997 net sales of $142,004,000. The decrease in 1998 sales was related to softness in the disk drive industry. The softness was primarily the result of an oversupply of disk drives caused by excess disk drive production in 1997 and the reduction of inventory levels by computer manufacturers as they adopted a build-to-order business model. Another contributing factor was a reduction in the average number of heads per disk drive. This reduction is the result of the conversion to MR heads which increased the storage capacity per disk drive platter and reduced the number of heads required to provide the same disk drive capacity. The higher prices obtained from the sale of MR assemblies which have a higher value added content and sell for a higher price than the low-end inductive assemblies, have partially offset the decreased number of assemblies being sold. The fourth quarter was also impacted by the disk drive industry's transition away from lead wire assembly interconnects and into alternative interconnect technologies.

Flexible circuit sales continue to increase as a proportion of total sales providing 74% of fiscal 1999 sales as compared to 25% for fiscal 1998. The Company exited fiscal 1999 with flexible circuits comprising over 95% of the Company's net sales. This increase has been primarily due to shipments from the Company's high volume, flexible circuit production facility placed into service in fiscal 1998. The facility is currently being utilized to produce the HIF, FSA and BFC products for the disk drive industry and other high technology flexible circuits.

Fiscal 2000 should benefit from continued growth in the demand for high technology flexible circuits including the Company's HIF, FSA and Bridge Flex. Reductions in lead wire assembly revenue should not have a significant impact on fiscal 2000 revenue as the transition away from lead wire assembly interconnects to integrated interconnects was nearly complete at the end of fiscal 1999. Significant progress was made during fiscal 1999 in gaining customer acceptance of the Company's FSA product which will be integral to increasing revenue in the last half of fiscal 2000. Revenue is expected to increase significantly in fiscal 2000 as a result of the ADFlex acquisition. The acquisition of ADFlex should also reduce the Company's dependence on the disk drive industry to 50-55% of total revenue. Sales from Iconovex made up less than 1% of the Company's total revenue in fiscal 1999.

Export sales accounted for 74% of the Company's revenue in fiscal 1999 as compared to 83% for 1998 and 86% for 1997, reflecting the high level of interconnect shipments to disk drive manufacturers in Asia. A significant portion of the remaining domestic sales are subsequently shipped internationally by the Company's customers.

GROSS MARGIN. The Company's gross profit margin decreased to 26.1% of sales in fiscal 1999 as compared to 33.3% in 1998. The decrease in 1999 was partially due to the fourth quarter results including eight weeks of operating results related to the acquisition of ADFlex Solutions, Inc. The ADFlex revenue generates a lower gross margin percent than the existing Innovex flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the existing flexible circuit revenue were lower in the fourth quarter due to reduced yields and costs related to an aggressive new product ramp up in production concurrent with new capacity installation. In addition, the fiscal 1999 gross margin percent decreased due to lower shipments of lead wire assemblies reducing the leverage of the fixed overhead costs related to their production.

In 1998, the Company's gross profit as a percentage of sales decreased to 33.3% as compared to 42.9% in 1997. Gross margin percents decreased primarily due to the lower demand for lead wire assemblies which reduced the leverage of the fixed overhead costs related to their production. Also, pricing pressures returned to normal after being unusually low due to the heavy demand for lead wire assemblies during 1997. The flexible circuit gross margin percent was impacted by the increased level of fixed costs relating to the ramp up of the new high-volume flexible circuit facility.

The increase in fiscal 2000 sales volume related to the ADFlex acquisition should result in an increase in gross margin dollars while causing a decrease in the overall gross margin percent. The gross margin percent on the pre-acquisition Innovex revenue should increase in fiscal 2000 as a result of improving flexible circuit manufacturing yields and the elimination of the fixed costs related to the lead wire assembly product line.

OPERATING EXPENSES. Selling, general and administrative expenses were 9.5% of net sales in 1999 as compared to 7.7% in 1998 and 6.2% in 1997. The increase in operating expenses as a percent of sales for the current year is primarily due to the decrease in revenue and an increase in marketing, professional and legal expenses. Increases in marketing expenses were incurred to expand efforts to diversify the Company's revenue base and increases in professional services were due to consultants being retained to improve the manufacturing operation efficiency. The increase in 1998 expenses as a percent of sales is primarily due to the decrease in lead wire assembly sales. Total selling, general and administrative expenses for fiscal 1998 decreased from 1997 primarily due to reduced headcount, a change in estimated bad debts and lower bonus accruals. Fiscal 2000 operating expenses as a percent of sales are expected to decrease as a percent of sales and increase in total as a result of the ADFlex acquisition.

Engineering expense increased to 4.4% of net sales in fiscal 1999 from 4.3% in 1998 and 2.5% in 1997. Engineering spending remained relatively stable in fiscal 1999 as compared to 1998. The 1999 spending was concentrated on FSA development and the development of a process to manufacture material for use in producing double sided, plated through-hole flexible circuits. The increase in 1998 was due both to the decrease in lead wire assembly sales and an increased level of spending. The actual spending in fiscal 1998 increased 16% over 1997 as a result of new product development costs for both wire and flexible circuit products and costs related to the new high-volume, flexible circuit production facility. Increases in fiscal 2000 engineering spending are expected to concentrate on technologies related to the material producing capability, FSA capabilities, semiconductor packaging substrates and other high-end flexible circuit technology development. The Company will also be increasing high-volume production capabilities and further automating the ADFlex flexible circuit fabrication processes.

RESTRUCTURING CHARGES. Restructuring charges for fiscal 1999 included a $2.8 million charge related to the discontinuation of the lead wire assembly product line and charges of $1.7 million related to the disposition of Iconovex, Innovex's software division.

INTEREST INCOME (EXPENSE). Interest income increased to $2,035,000 in fiscal 1999 from $2,029,000 and $1,338,000 in 1998 and 1997, respectively. These increases correspond to increases in average cash and short-term investments. Interest expense increased to $467,000 in 1999, from $69,000 in 1998 and $96,000 in 1997. Interest is expected to increase substantially in fiscal 2000 related to the new $40 million credit facility put in place related to the ADFlex acquisition.

OTHER INCOME (EXPENSE). Net other expense for fiscal 1999 included a $630,000 charge related to the settlement of threatened litigation by a former director of the Company.

INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes was $9,239,000 for fiscal 1999 as compared to $22,654,000 for 1998 and $49,978,000 for 1997. As a percent of net sales, income before provision for income taxes was 9.0% for 1999 as compared to 23.4% and 35.2% for 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased by $31,914,000 to $25,541,000 at September 30, 1999. Net cash provided by operating activities decreased in 1999 to $26,215,000 from $32,207,000 in 1998 and $30,407,000 in 1997. The reduction in cash and short-term investments is primarily due to the ADFlex acquisition. During fiscal 1999, the Company invested approximately $23 million in capital expenditures. These expenditures include additional equipment to increase the capacity of the automated flexible circuit production facility and a portion of the costs to construct and equip a material manufacturing facility. The increase in 1998 cash and short-term investments was primarily due to cash flows from operations. During fiscal 1998, the Company invested approximately $13 million in capital expenditures. These expenditures included a portion of the costs to construct and equip an automated flexible circuit production facility. This facility was constructed to meet the expected demand for high-volume applications including the HIF, FSA and semiconductor packaging related products.

On September 15, 1999, the Company entered into a new credit facility arranged by Norwest Bank Minnesota N.A. which includes U.S. Bank N.A. as an additional lender. The facility was put in place to pay off all outstanding balances existing at the time of the ADFlex acquisition under the Credit Agreement among ADFlex, BankBoston N.A. and Bank Boston N.A. as Agent for Lenders, as amended, as required by the ADFlex merger agreement. The new credit facility consists of a $15.0 million, five-year revolving line of credit and a $25.0 million, five-year term loan with equal principal payments due each quarter commencing on October 1, 2000 and continuing through the September 14, 2004 maturity date.

Working capital decreased by $42,047,000 to $31,021,000 at September 30, 1999. The Company's current ratio was 1.7 to 1 at fiscal 1999 year-end, compared to
12.7 to 1 at the end of fiscal 1998. The decrease is due to the high level of current liabilities acquired with or resulting from the ADFlex acquisition.

Net property, plant and equipment increased by $59 million to $87,158,000 at September 30, 1999. The increase was due to the ADFlex acquisition and capital expenditures related to increasing the capacity of the automated flexible circuit production facility and a portion of the costs to construct and equip a new material manufacturing facility. Intangible assets increased $3 million to $4.8 million at September 30, 1999 primarily as a result of the ADFlex acquisition.

Long-term debt, net of current maturities, increased by $26 million as a result of the new credit facility entered into as a result of the ADFlex acquisition. The ratio of long-term debt to stockholders' equity was .246 at September 30, 1999 compared to .007 at the end of fiscal 1998.

Management believes that existing credit facilities, cash and investments and cash generated from operations will provide an adequate source of funds to support projected working capital, capital expenditures and dividends in fiscal 2000.

YEAR 2000 UPDATE

The Company is taking steps to ensure that it is not adversely affected by the year 2000 equipment and software failures that may arise in software applications and equipment with embedded logic where two-year digits are used to define the applicable year. Our plan of action and current status follows:

YEAR 2000 STATE OF READINESS:
The Company's products do not contain embedded logic and, as such, they do not pose any direct year 2000 problem. Innovex's internal operations utilize computer hardware, software and some equipment with embedded logic and the Company purchases raw materials from external sources. In order to prepare for the year 2000, Innovex formed an active year 2000 committee charged with the responsibility of securing year 2000 compliance to the fullest possible extent. The process was split into six major areas, information system hardware, information system software, all other equipment with potential embedded logic, critical vendors, critical customers and critical utilities and service providers.

INFORMATION SYSTEM HARDWARE: The manufacturers of the Company's computer server and network hardware have indicated that the equipment is year 2000 compliant. Comprehensive tests were performed which indicate the computer server and network hardware are year 2000 compliant. The Company's personal computers have been tested and computers deemed critical were upgraded if they were not compliant.

INFORMATION SYSTEM SOFTWARE: The vendors for the Company's primary manufacturing and financial software systems have indicated that the software is year 2000 compliant. Comprehensive tests verifying the compliance of this software were performed. Personal computer operating systems and primary application software were upgraded to vendor specified year 2000 compliant versions as personal computer hardware was tested.

EQUIPMENT WITH POTENTIAL EMBEDDED LOGIC: A list of all Company equipment with potential embedded logic was prepared. The equipment was prioritized as Tier I - mission critical and Tier II - other equipment. Year 2000 date remedies have been developed and implemented for all Tier I and Tier II equipment which was not compliant based on information received from the equipment manufacturers.

CRITICAL VENDORS: A list of significant vendors was compiled. Letters were sent to these vendors to determine the level of their year 2000 compliance. All critical vendors have replied and indicated that they are currently year 2000 compliant or will become compliant during 1999. Progress toward compliance of all other vendors that are not yet compliant will be monitored with alternative vendors being identified if necessary.

CRITICAL CUSTOMERS: A list of customers considered significant to the Company was compiled. Letters were sent to these customers to determine the level of their year 2000 compliance. Approximately 50% have responded indicating full year 2000 compliance or have targeted their compliance by calendar third quarter 1999. Many of the Company's customers are proceeding with their own year 2000 compliance plans as indicated by their request for information from the Company as a supplier to them. Progress toward compliance of all customers that have not yet indicated compliance will be monitored.

UTILITIES AND SERVICE PROVIDERS: A list of utilities and service providers considered critical to the Company's ongoing success was compiled. These companies have indicated that they are year 2000 compliant. Most of these companies are in regulated industries with stringent year 2000 compliance requirements and no significant problems are anticipated.

COSTS TO ADDRESS YEAR 2000 ISSUES:
The Company does not anticipate that the costs related to becoming year 2000 compliant will be material. Total costs incurred for consultants and equipment and software replacements and upgrades to address the year 2000 issue are expected to be less than $100,000. Costs of implementing the new manufacturing and financial software are not considered related to the year 2000 issue.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND CONTINGENCY PLANS:
Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier, customer or another party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.

FORWARD-LOOKING INFORMATION
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products, the impact of competitive products and pricing, interruptions in the Company's operations or those of its suppliers or major customers as may be caused by problems arising from the year 2000 and the successful integration of the ADFlex acquisition. In addition, a significant portion of the Company's revenue is generated from the disk drive and telecommunication industries and any changes in the structure, technology or outlook of these industries could have a significant impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. While the Company transacts business predominately in U.S. Dollars and most of its net sales are collected in U.S. Dollars, a portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business to manage its risk exposure, not as speculative instruments. Typically, these contracts have maturities of 1 month or less. The forward exchange contracts generally require the Company to exchange U.S. Dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income.

The Company periodically reviews the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short, balanced) for those currencies in which the Company has significant activity. Expected future cash flow positions and strategies are continuously monitored. At September 30, 1999, there were no open forward exchange contracts. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company's business, financial condition, results of operations and cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL DATA

                                                                                                                      Page
Report of Independent Certified Public Accountants                                                                    18
Consolidated Balance Sheets at September 30, 1999 and 1998                                                            19
Consolidated Statements of Operations for each of the three years in the period ended September 30, 1999              20
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1999    21
Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1999              22
Notes to Consolidated Financial Statements                                                                            23-28
Quarterly Financial Data (unaudited)                                                                                  28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Innovex, Inc.

We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Innovex, Inc. and Subsidiaries to Form 10-K for each of the three years in the period ended September 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                             \s\ Grant Thornton LLP


Minneapolis, Minnesota
November 11, 1999 (except for the third paragraph of Note L, as to which the date is November 15, 1999)

CONSOLIDATED BALANCE SHEETS
INNOVEX, INC. AND SUBSIDIARIES

                                                                     September 30,
Assets                                                           1999            1998
------------------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                      $  6,231,430    $ 17,021,264
  Short-term investments                                      19,310,000      40,434,000
  Accounts receivable, less allowance for doubtful
    accounts of $1,825,000 (1998 - $213,000)                  28,498,621      10,521,518
  Inventories                                                 15,891,945       5,717,330
  Income taxes receivable                                             --         938,447
  Other                                                        6,385,053       4,686,504
                                                  ----------------------------------------
    Total current assets                                      76,317,049      79,319,063

Property, plant and equipment - at cost:
  Land and land improvements                                   3,060,441         679,250
  Buildings and leasehold improvements                        26,565,421      14,923,082
  Machinery and equipment                                     67,125,169      25,662,596
  Office furniture and fixtures                                9,147,491       3,053,366
                                                  ----------------------------------------
                                                             105,898,522      44,318,294
  Less accumulated depreciation and amortization              18,740,285      15,816,851
                                                  ----------------------------------------
    Net property, plant and equipment                         87,158,237      28,501,443

Intangible assets, net of accumulated
  Amortization of $506,000 (1998 - $2,236,000)                 4,841,025       1,826,343
Deferred income taxes                                         10,442,908              --
Other assets                                                      46,905           5,000
                                                  ----------------------------------------
                                                            $178,806,124    $109,651,849
                                                  ========================================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                      $    307,702    $     83,000
  Line of credit                                               9,163,931              --
  Accounts payable                                            25,104,517       3,688,148
  Accrued compensation                                           932,573       1,604,845
  Income taxes payable                                           592,264              --
  Other accrued liabilities                                    9,195,392         875,140
                                                  ----------------------------------------
    Total current liabilities                                 45,296,379       6,251,133

Long-term debt, less current maturities                       26,375,546         755,024
Deferred income taxes                                                 --         227,632
Commitments and contingencies                                         --              --

Stockholders' equity:
  Common stock, $.04 par value; 30,000,000 shares
    Authorized, 14,822,104 shares issued and outstanding
    (1998 - 14,779,604)                                          592,884         591,184
  Capital in excess of par value                              16,181,730      15,732,350
  Retained earnings                                           90,359,585      86,094,526
                                                  ----------------------------------------
    Total stockholders' equity                               107,134,199     102,418,060
                                                  ----------------------------------------
                                                            $178,806,124    $109,651,849
                                                  ========================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INNOVEX, INC. AND SUBSIDIARIES

                                                             For the years ended September 30,
                                                         1999               1998             1997
-------------------------------------------------------------------------------------------------------
Net Sales                                           $ 103,197,766     $  96,277,930     $ 142,003,743

Costs and Expenses:
  Cost of sales                                        76,277,451        64,225,956        81,027,750
  Selling, general and administrative                   9,787,555         7,372,209         8,764,366
  Engineering                                           4,580,774         4,148,895         3,572,203
  Restructuring charges                                 4,460,570                --                --
  Interest expense                                        467,050            68,510            95,670
  Interest income                                      (2,034,500)       (2,029,496)       (1,338,421)
  Other (income) expense                                  420,332          (162,223)          (95,428)
                                             ----------------------------------------------------------
                                                       93,959,232        73,623,851        92,026,140
                                             ----------------------------------------------------------

Income Before Provision For Income Taxes                9,238,534        22,654,079        49,977,603
Provision For Income Taxes                             (2,680,000)       (6,743,000)      (14,884,000)
                                             ----------------------------------------------------------
Net Income                                          $   6,558,534     $  15,911,079     $  35,093,603
                                             ==========================================================

Net Income Per Share:
  Basic                                             $        0.44     $        1.08     $        2.43
                                             ==========================================================
  Diluted                                           $        0.44     $        1.05     $        2.31
                                             ==========================================================

Common and Common Equivalent Shares Outstanding:
  Basic                                                14,798,442        14,695,214        14,424,427
  Diluted                                              15,071,229        15,125,790        15,161,820

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INNOVEX, INC. AND SUBSIDIARIES

                                                                         Capital in                       Total
                                                              Common     Excess of      Retained      Stockholders'
For the years ended September 30, 1999, 1998 and 1997         Stock      Par Value      Earnings          Equity
-------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                                   $284,425    $9,418,376    $38,697,315     $48,400,116

Shares issued through exercise of stock options                14,126     2,068,039                      2,082,165
Tax benefits derived from exercise of stock options                       2,865,000                      2,865,000
Dividends paid ($0.1125 per share)                                                      (1,623,510)     (1,623,510)
Two-for-one stock split                                       286,229      (286,229)                            --
Net income                                                                              35,093,603      35,093,603
                                                          ---------------------------------------------------------
Balance at September 30, 1997                                 584,780    14,065,186     72,167,408      86,817,374

Shares issued through exercise of stock options                 6,404     1,120,359                      1,126,763
Tax benefits derived from exercise of stock options                         546,805                        546,805
Dividends paid ($0.135 per share)                                                       (1,983,961)     (1,983,961)
Net income                                                                              15,911,079      15,911,079
                                                          ---------------------------------------------------------
Balance at September 30, 1998                                 591,184    15,732,350     86,094,526     102,418,060

Shares issued through exercise of stock options                 1,700       373,451                        375,151
Tax benefits derived from exercise of stock options                          75,929                         75,929
Dividends paid ($0.155 per share)                                                       (2,293,475)     (2,293,475)
Net income                                                                               6,558,534       6,558,534
                                                          ---------------------------------------------------------
Balance at September 30, 1999                                $592,884   $16,181,730    $90,359,585    $107,134,199
                                                          =========================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INNOVEX, INC. AND SUBSIDIARIES

                                                                      For the years ended September 30,
                                                                   1999             1998             1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  6,558,534     $ 15,911,079     $ 35,093,603
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                7,197,982        6,960,581        4,863,417
    Deferred income taxes                                          742,106          992,927         (612,603)
    Other non-cash items                                         1,639,433          540,564          117,206
    Changes in operating assets and liabilities, net of
     business acquisition:
          Accounts receivable                                     (424,137)      11,121,212      (10,017,772)
          Inventories                                              940,231        1,094,814       (1,682,014)
          Other current assets                                   2,641,389         (609,670)        (937,637)
          Accounts payable                                       6,252,826         (921,974)       1,080,915
          Other current and long-term liabilities                 (585,269)      (1,626,823)         581,480
          Income taxes                                           1,251,809       (1,255,954)       1,920,275
                                                          ---------------------------------------------------
Net cash provided by operating activities                       26,214,904       32,206,756       30,406,870

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (22,598,839)     (12,730,141)     (15,613,246)
  Business acquisition                                         (35,967,038)              --               --
  Proceeds from sale of assets                                   2,109,467        1,169,936           75,327
  Purchase of held-to-maturity securities                      (31,090,000)     (44,749,000)     (30,730,000)
  Sales and maturities of held-to-maturity securities           52,214,000       32,755,000       18,430,000
  Other assets                                                          --               --          884,000
                                                          ---------------------------------------------------
Net cash used in investing activities                          (35,332,410)     (23,554,205)     (26,953,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                            (669,654)        (216,709)        (104,520)
  Payment of bank debt acquired in business acquisition        (33,248,281)              --               --
  Net proceeds on line of credit                                 9,163,931               --               --
  Issuance of long-term debt                                    25,000,000               --               --
  Proceeds from exercise of stock options                          375,151        1,126,763        2,082,165
  Dividends paid                                                (2,293,475)      (1,983,961)      (1,623,510)
                                                          ---------------------------------------------------
Net cash provided by (used in) financing activities             (1,672,328)      (1,073,907)         354,135
                                                          ---------------------------------------------------
Increase (decrease) in cash and equivalents                    (10,789,834)       7,578,644        3,807,086
Cash and equivalents at beginning of year                       17,021,264        9,442,620        5,635,534
                                                          ---------------------------------------------------
Cash and equivalents at end of year                           $  6,231,430     $ 17,021,264     $  9,442,620
                                                          ===================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest was approximately $895,000; $66,000 and $118,000 in 1999, 1998 and 1997.

Income tax payments were approximately $2,181,000; $7,005,000 and $13,813,000 in 1999, 1998 and 1997.

Tax benefits derived from exercise of stock options totaling approximately $76,000; $547,000 and $2,865,000 in 1999, 1998 and 1997 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

A $400,000 note receivable was received as partial consideration for the June 1998 sale of InnoMedica assets.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES
September 30, 1999, 1998 and 1997

NOTE A. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a diversified manufacturer of electrical components for the computer, network systems, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company's revenues, operating profits and assets relate to one operating unit involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Chandler, Arizona; Hopkins, Litchfield and Montevideo, Minnesota; Mexico and Thailand.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal years ended September 30, 1999, 1998 and 1997 include fifty-two weeks, fifty-three weeks and fifty-two weeks of operations.

FOREIGN CURRENCY TRANSLATION - The Company uses the United States Dollar as its functional currency for its subsidiaries in Mexico and Thailand. Remeasurement gains and losses, resulting from the process of remeasuring the financial statements of these foreign subsidiaries into U.S. Dollars, are included in operations. To date, the effect on income of remeasurement gains and losses has been immaterial.

FOREIGN EXCHANGE INSTRUMENTS - The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the Company to exchange U.S. Dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income. At September 30, 1999, there were no open forward currency exchange contracts.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, which consist of money market funds and weekly put bonds, totaled $1,559,000 and $18,299,000 at September 30, 1999 and 1998 and are recorded at cost, which approximates market value. Debt securities have been classified as held-to-maturity securities, which are reported at amortized cost.

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

INTANGIBLE ASSETS - Intangible assets include goodwill, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives. Useful lives range from 3 to 10 years. Management reviews the valuation and amortization of goodwill on an ongoing basis. As part of this review, management estimates the value and future benefits of the net income to be generated by the businesses acquired to determine whether an impairment of goodwill has occurred.

NET INCOME PER SHARE - The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 193,650, 196,250 and 38,000 shares of common stock with weighted average exercise purchase prices of $25.71, $28.76, and $30.23 were outstanding during 1999, 1998 and 1997, but were excluded from the computation of common share equivalents because they were antidilutive.

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

NEW PRONOUNCEMENTS - The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. Management believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements of the Company.

NOTE B. - BUSINESS ACQUISITION

On August 9, 1999, the Company purchased 76% of the outstanding shares of common stock of ADFlex Solutions, Inc.("ADFlex"). The remaining 24% of the shares outstanding were purchased on September 14, 1999. The $37.2 million purchase price, includes change in control payments of $1.9 million and transaction costs of $.9 million. The purchase price was paid in the form of cash. Pursuant to the purchase agreement, the Company was required to pay off all outstanding balances under that certain Credit Agreement among ADFlex, BankBoston N.A. and Bank Boston N.A. as Agent for Lenders, as amended (the "Credit Agreement"). Innovex obtained a credit facility totaling in principal amount $40 million, that was utilized to refinance amounts owed under the Credit Agreement, pay down ADFlex's current liabilities and pay related transaction costs. The acquisition has been accounted for as a purchase and, accordingly, the results of operations since acquisition are included in the accompanying financial statements. The excess cost over the fair value of net assets acquired of $3.9 million was allocated to goodwill and will be amortized on a straight-line basis over 10 years. The purchase price and fair value of the assets acquired were as follows (in thousands of dollars):

Current assets                       $ 33,687
Property, plant and equipment          46,163
Intangible assets                       3,856
Deferred tax assets                    11,929
Other long-term assets                     47
Current liabilities                   (57,221)
Other long-term liabilities            (1,294)
                                     --------
                                     $ 37,167
                                     ========

The following unaudited pro forma results of operations for the years ended September 30, 1999 and 1998 assume the acquisition occurred on October 1, 1997. The pro forma information includes adjustments for depreciation based on the fair market value of the property, plant and equipment acquired, amortization of intangibles arising from the transaction, the reduction of interest expense to reflect the refinancing of the ADFlex credit facility, the reduction of interest income on cash used to complete the acquisition, the elimination of salaries of ADFlex executives terminated in conjunction with the merger and related changes in the provision for income tax expense (in thousands of dollars except per share amounts):

                                                  Years Ended
                                              1999           1998
-------------------------------------------------------------------
Net sales                                   $215,975       $281,102
Net income (loss)                             (6,845)        15,782
Net income (loss) per share:
  Basic                                       $(0.46)         $1.07
  Diluted                                     $(0.46)         $1.04

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the assumed date, nor are they necessarily indicative of future operating results.

NOTE C. - SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of tax exempt municipal bonds that are classified as held-to-maturity securities at September 30, 1999 and 1998. As of September 30, 1999 and 1998, a significant portion of the short-term investments had maturities within one year. Gross realized and unrealized gains and losses related to these securities were not material. Proceeds from sales of held-to-maturity securities during 1999, with an amortized cost of $5,119,022, were $5,104,765. Net realized losses on the sale of these securities were immaterial. These proceeds were used to complete the ADFlex acquisition on August 9 and September 14, 1999.

NOTE D. - INVENTORIES

Inventories are comprised of the following at September 30:

                                               1999            1998
                                      ---------------------------------
Raw materials and purchased parts           $8,753,336      $2,237,266
Work-in-process and finished goods           7,138,609       3,480,064
                                      ---------------------------------
                                           $15,891,945      $5,717,330
                                      =================================


NOTE E. - LINE OF CREDIT AND LONG-TERM DEBT

On September 15, 1999 the Company entered into a new credit facility arranged by Norwest Bank Minnesota N.A. which includes U.S. Bank N.A. as an additional lender. The facility was put in place to pay off all outstanding balances existing at the time of the ADFlex acquisition under the Credit Agreement among ADFlex, BankBoston N.A. and Bank Boston N.A. as Agent for Lenders, as amended, as required by the ADFlex merger agreement. The new credit facility consists of a $15.0 million, five-year revolving line of credit and a $25.0 million, five-year term loan with equal principal payments due each quarter commencing on October 1, 2000 and continuing through the September 14, 2004 maturity date. Under the terms of the credit facility, any outstanding balance bears interest at Norwest Minnesota, N.A.'s prime interest rate plus an applicable margin ranging from 0 to .25% or LIBOR plus an applicable margin ranging from 1.25% to 2.0% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is collateralized by all accounts receivable, inventory, equipment and general intangibles of the Company. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance at September 30, 1999. At September 30, 1999, $25.0 million was outstanding under the term loan and $9.2 million was outstanding under the revolving line of credit. The interest rates for the term loan and revolving line of credit at September 30, 1999 were 6.76% and 6.61%.

Other long-term debt consists of capitalized leases and industrial development revenue notes which are collateralized by certain buildings, improvements and equipment. Interest rates on these range from 6.75% to 7.46%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands) : 2000 - $308; 2001 - $6,666; 2002 - $6,579;
2003 - $6,587; 2004 - $6,543. The recorded value of long-term debt approximates fair market value.

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

Stock Option Plans -
The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 1999, the Company had 790,050 shares of common stock available for issue under the plans.

Transactions under the plans during each of the three years in the period ending September 30, 1999 are summarized as follows:

                                                  Number of        Weighted
                                                 Shares Under      Average
                                                    Option      Exercise Price
------------------------------------------------------------------------------
Outstanding at October 1, 1996                    1,067,510        $ 6.11

Granted                                             387,000         12.18
Forfeited                                          (111,796)         6.55
Exercised                                          (398,250)         5.23
-------------------------------------------------------------
Balance at September 30, 1997                       944,464          8.92

Granted                                             187,750         28.52
Forfeited                                          (137,300)        13.39
Exercised                                          (160,100)         7.04
-------------------------------------------------------------
Balance at September 30, 1998                       834,814         12.95

Granted                                             459,400         12.10
Forfeited                                          (113,300)        18.29
Exercised                                           (42,500)         8.83
-------------------------------------------------------------
Balance at September 30, 1999                     1,138,414        12.23
                                                =============

Options exercisable at September 30:
                                                                 Weighted
                                                   Number         Average
                                                Exercisable    Exercise Price
                                               ------------------------------
1997                                              122,865           $6.23
1998                                              270,564            7.97
1999                                              434,114            9.25

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                  Options Outstanding                    Options Exercisable
                                  -------------------                    -------------------
                                      Weighted
                                       Average          Weighted                       Weighted
Range of Exercise     Number           Remaining         Average         Number         Average
      Prices        Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------------------------------------------------------------------------------------------
  $0.33 - $3.46        33,164          5.6 years         $ 1.90           33,164         $1.90
   6.49 -  8.72       327,900          6.2 years           7.30          297,500          7.17
   9.13 - 11.50       558,200          8.4 years          11.06           59,800         10.22
  13.00 - 16.26        70,500          9.3 years          14.93               --            --
  18.88 - 32.44       148,650          8.0 years          28.55           43,650         27.68
---------------------------------------------------------------------------------------------------
                    1,138,414                                            434,114
                   ==========                                           ========

The Company's 1999, 1998 and 1997 pro forma net income and diluted net income per share would have been $5,871,000, $15,307,000, and $34,695,000 or $0.39,
$1.02 and $2.30 had the fair value method been used for valuing options granted during those years. The impact on net income may differ in future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The weighted average value of options granted in 1999, 1998 and 1997 was $4.68, $12.35 and $5.56. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 51%, 53% and 60%; dividend yield of 1.2%, 0.4% and 1.7%; risk-free rate of return of 4.5%, 6.0% and 5.8%; and an average term of 3.5 years for 1999, 1998 and 1997.

NOTE G. - INCOME TAXES

The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

                                    1999       1998        1997
------------------------------------------------------------------
Federal statutory rate              34.0%      34.6%       34.7%
State income taxes                   3.1        1.8         1.9
FSC benefit                         (9.2)      (6.2)       (5.0)
Tax exempt interest                 (6.8)      (2.8)       (0.8)
Additional income tax accrual        6.8        1.9        (0.6)
Other                                1.1        0.5        (0.4)
                                ----------------------------------
                                    29.0%      29.8%       29.8%
                                ==================================

Components of the provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

                                    1999       1998        1997
------------------------------------------------------------------
Current:
  Federal                          $1,702     $5,128     $14,027
  State                               236        622       1,470
                                ----------------------------------
                                    1,938      5,750      15,497
Deferred                              742        993        (613)
                                ----------------------------------
                                   $2,680     $6,743     $14,884
                                ==================================

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

                                                      1999         1998
-------------------------------------------------------------------------
Current deferred tax assets:
  Inventories                                        $1,638      $   331
  Receivables                                           447          140
  Compensation and benefits                             329          217
  Restructuring                                         893           --
  Other                                                 140           10
                                                 ------------------------
                                                     $3,447      $   698
                                                 ========================
Long-term deferred tax assets (liabilities) - net:
  Accelerated depreciation                          $(2,914)     $  (170)
  Intangibles                                         9,758          (58)
  Tax credit and NOL carryforwards                    3,599           --
                                                 ------------------------
                                                    $10,443      $  (228)
                                                 ========================

NOTE H. - RETIREMENT AND PROFIT-SHARING PLANS

The Company sponsors a 401K retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. An additional 401K retirement plan was also in effect for the last 8 weeks of the year relating to the ADFlex acquisition. This plan is sponsored for all employees of the ADFlex's United States operation. Under this plan, the Company may make contributions each year up to a maximum of 4% of an employee's total compensation. The Company plans to merge the ADFlex plan into the Company plan in 2000. Company contributions for both these plans were approximately $385,000, $435,000 and $404,000 for the years ended September 30, 1999, 1998 and 1997.

NOTE I. - RESEARCH AND DEVELOPMENT COSTS

The Company incurred research and development costs of approximately $2,878,000, $2,356,000 and $1,784,000 for the years ended September 30, 1999, 1998 and 1997.

NOTE J. - FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

Prior to the ADFlex acquisition, the Company had no foreign-based operations; however, the Company utilized subcontractors in Thailand and China to perform certain labor intensive procedures on a large portion of its products. In October 1999, the Company purchased its Thailand subcontractor, Boron Public Limited Company, for $3.7 million in order to increase operational control and reduce foreign operating costs. A preliminary allocation of the purchase price to net assets results in goodwill of approximately $2.9 million which will be amortized on a straight- line basis over ten years. In addition, the Company acquired an Asian operation, located in Lamphun, Thailand, as part of the ADFlex acquisition. The Company will continue to increase the functions performed at this location in order to take advantage of the proximity to customers and favorable labor and operating costs. The Company had aggregate export sales of $76,607,000, $79,957,000 and $122,379,000 for the years ending September 30,
1999, 1998 and 1997, principally to Pacific Rim customers. With respect to foreign operations for the year ended September 30, 1999, long-lived assets of $15,061,000 and $12,308,000 were located in Thailand and Mexico. There were no foreign operations with long-lived assets for the year ended September 30, 1998.

Revenues from four customers made up a significant portion of the Company's total net sales during the years ending September 30:

                       1999         1998         1997
                    -----------------------------------
Customer A              40%          28%          25%
Customer B              14           20           15
Customer C              10           14            5
Customer D               1           12           28

Accounts receivable from the above four customers are 29% and 80% of the Company's accounts receivable at September 30, 1999 and 1998.

NOTE K. - COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under operating leases that expire at various dates through June 30, 2003. As of September 30, 1999, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2000 - $1,217; 2001 - $1,183; 2002 - $1,018; 2003 - $945.

The Company is constructing a new $13 million manufacturing and office building in Maple Plain, Minnesota. Costs related to the building of approximately $2 million were incurred in fiscal 1999.

The nature of the Company's business exposes the Company to potential environmental remediation liabilities arising from the manufacture, use and disposal of hazardous materials used to manufacture flex interconnect products. Management believes that any cost associated with maintaining the Company's compliance with current environmental remediation laws will not have a material adverse effect on the Company's financial statements.

NOTE L. - RESTRUCTURING CHARGES

The 1999 results include a $2,765,000 restructuring charge related to the discontinuation of the lead wire assembly product line. The charge was recorded pursuant to a plan announced in September 1999. The charge included approximately $871,000 related to asset impairment, $156,000 for facility abandonment costs, $1,403,000 for the write off of inventory and supplies, $138,000 for increasing the accounts receivable reserve and $197,000 in employee severance and benefits. As of September 30, 1999, the following amounts were accrued, facility payments $156,000 and severance $197,000. This exit plan will be substantially complete by March 2000.

The 1999 results also include a $1,695,000 restructuring charge associated with the disposition of the Iconovex Division and its 51% owned joint venture, Smart Solution. This charge was recorded in June 1999 when all operations were ceased and announced in July 1999. The charge included $801,000 for prepaid expenses, $779,000 for intangible assets including capitalized software, $14,000 in employee severance and $101,000 for administrative costs. As of September 30, 1999, all amounts relating to this restructuring have been paid.

On November 15, 1999, subsequent to fiscal 1999, the Company announced its intention to restructure its manufacturing operations and close its Mexican facility. The Company expects to record a restructuring charge of up to $14 million in the fiscal year 2000 first quarter. The charges will primarily consist of severance costs and the write off of excess and obsolete plant and equipment.

QUARTERLY FINANCIAL DATA

(Unaudited)
1999                            1st Quarter   2nd Quarter    3rd Quarter*   4th Quarter*       Year
-------------------------------------------------------------------------------------------------------
Net sales                       $22,027,861   $20,703,779    $20,636,068    $39,830,058    $103,197,766
Gross profit                      7,076,533     6,785,131      6,322,225      6,736,426      26,920,315
Net income                        2,994,767     2,539,101      1,509,671       (485,004)      6,558,535
Net income per share:
  Basic                               $0.20         $0.17          $0.10         $(0.03)          $0.44
  Diluted                             $0.20         $0.17          $0.10         $(0.03)          $0.44

* The third-quarter includes restructuring charges of $1,695,000 related to the disposition of Iconovex, Innovex's software division and the fourth-quarter includes $2,765,000 related to the discontinuation of the lead wire assembly product line.

1998                            1st Quarter   2nd Quarter    3rd Quarter    4th Quarter        Year
-------------------------------------------------------------------------------------------------------
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about December 20, 1999, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I, Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the section entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the Shareholders on or about December 20, 1999, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 20, 1999, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the section entitled "Certain Transactions" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 20, 1999, and filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
     (1)  FINANCIAL STATEMENTS                                           Page(s)
                                                                         -------
     The following Consolidated Financial Statements of the
     Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:

     *    Consolidated Balance Sheets at September 30, 1999 and 1998......    19
     *    Consolidated Statements of Operations for each of the three
          years in the period ended September 30, 1999....................    20
     *    Consolidated Statements of Stockholders' Equity for each of
          the three years in the period ended September 30, 1999..........    21
     *    Consolidated Statements of Cash Flows for each of the three
          years in the period ended September 30, 1999 ...................    22
     *    Notes to Consolidated Financial Statements...................... 23-28

     (2)  FINANCIAL STATEMENT SCHEDULES

          Schedule II - Valuation and Qualifying Accounts for the three
          years ended September 30, 1999..................................    32
          ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE
          APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND
          EXCHANGE COMMISSION HAVE BEEN OMITTED BECAUSE THEY ARE NOT
          REQUIRED, ARE INAPPLICABLE OR THE INFORMATION IS INCLUDED IN
          THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

     (3)  EXHIBITS

     3(a)  Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Registrant's Form 10Q for the
           Quarter Ended December 31, 1996................................
     3(b)  Bylaws, as amended, are incorporated by reference to Exhibit
           3(b) of the Registrant's Form S-1 Registration Statement dated
           June 19, 1986 (Commission File No. 33-6594)....................
     10(a) 1983 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 4(a) of the Registrant's Form S-8
           dated June 3, 1987 (Commission File No. 33-14776)..............
     10(b) 1987 Employee Stock Option Plan, as amended, is
           incorporated by reference to Exhibit 4(a) of te Registrant's
           Form S-8 dated March 17, 1989 (Commission File No. 33-27530)...
     10(c) Innovex, Inc. and Subsidiaries Employees' Retirement Plan
           is incorporated by reference to Exhibit 10(i) of the
           Registrant's Form 10-K for the Year Ended September 30, 1992...
     10(d) 1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated
           May 27, 1999 (Commission File No. 333-79427)...................
     10(e) Form of Employment Agreement between certain executive officers and the Company is incorporated by reference to
           Exhibit 10(g) of the Registrant's Form 10-K for the year
           ended September 30, 1996.......................................
     10(f) Lease Agreement between Karon-Baronbaum LLC, Landlord, and
           Innovex, Inc., Tenant, for Hopkins facility is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31, 1997...........................
     10(g) Agreement and Plan of Merger, dated July 1, 1999, by and among ADFlex Solutions, Inc. and Innovex, Inc. and Innovex Acquisition Corp. is incorporated by reference to Exhibit
           (c)(1) of the Registrant's Schedule 14(d)(1) filed on July
           7, 1999........................................................
     10(h) Lease dated June 28, 1993 between ADFlex Solutions, Inc.
           and TL Properties, Inc. and the First Amendment to Lease,
           dated June 1994, incorporated by reference to the ADFlex
           Solutions, Inc. Registration Statement on Form S-1 (SEC file
           No. 33-80324) or amendments thereto, filed on June 16, 1994....
     10(i) Credit Agreement dated as of September 15, 1999 among
           Innovex, Inc. as Borrower and the Banks Named Herein, as
           Banks, and Norwest Bank Minnesota, N.A., as Agent..............E1-E58
     21   Subsidiaries of Registrant......................................   E59
     23   Consent of Grant Thornton LLP...................................   E60
     27   Financial Data Schedule.........................................   E61

(b)  REPORTS ON FORM 8-K
          Form 8K and 8K/A were filed on August 20, 1999 and October
          19, 1999 relating to the acquisition of ADFlex Solutions, Inc...

(c)  EXHIBITS
          Reference is made to Item 14(a)3................................

(d)  SCHEDULES
          Reference is made to Item 14(a)2................................

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

                                       INNOVEX, INC.


                                       By  \s\ Thomas W. Haley
                                           Thomas W. Haley
                                           Chairman and Chief Executive Officer

Date December 10, 1999                 By  \s\ Douglas W. Keller
                                           Douglas W. Keller
                                           Vice President, Finance


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of December, 1999.

\s\ Thomas W. Haley                    Chairman and Chief Executive Officer
Thomas W. Haley                        and Director
                                       (principal executive officer)

\s\ Douglas W. Keller                  Vice President, Finance
Douglas W. Keller                      (principal financial officer)

\s\ Gerald M. Bestler                  Director
Gerald M. Bestler

\s\ Frank L. Farrar                    Director
Frank L. Farrar

\s\ Elick Eugene Hawk                  Director
Elick Eugene Hawk

\s\ William J. Miller                  Director
William J. Miller

\s\ William P. Murnane                 President and Chief Operating Officer
William P. Murnane                     and Director

\s\ Michael C, Slagle                  Director
Michael C. Slagle

\s\ Bernt M. Tessem                    Director
Bernt M. Tessem

                          Innovex Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  For The Three Years Ended September 30, 1999


                                                                        Charged to
                                           Balance at     Charged to       Other                      Balance at
                                          Beginning of    Costs and      Accounts -    Deductions -     End of
DESCRIPTION                                 Period        Expenses        Describe      Describe        Period
                                            ------        --------        --------      --------        ------
Miscellaneous valuation and qualifying accounts (a)

  Year ended September 30, 1999            $ 445,000       $   --         $    --       $    --       $2,151,000

  Year ended September 30, 1998            $ 903,000       $   --         $    --       $    --        $ 445,000

  Year ended September 30, 1997            $ 640,000       $   --         $    --       $    --        $ 903,000


(a) Additions, deductions and balances were not individually significant.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                                  INNOVEX, INC.

                                       FOR

                      FISCAL YEAR ENDED SEPTEMBER 30, 1999

          -------------------------------------------------------------

                                    EXHIBITS