Form 10-Q
period 1999-12-31
INNOVEX INC
filed 2000-02-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended December 31, 1999.

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

Yes - X           No

As of February 2, 2000, 14,823,704 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 12

PART 1:   ITEM 1                  FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,   September 30,
                                                                       1999             1999
ASSETS                                                              (Unaudited)       (Audited)
------                                                             ------------    ------------
Current assets:
    Cash and equivalents                                           $  3,969,666    $  6,231,430
    Short-term investments                                           11,695,000      19,310,000
    Accounts receivable,                                             23,905,962      28,498,621
    Inventories                                                      13,293,196      15,891,945
    Income taxes receivable                                           4,540,852              --
    Other current assets                                              6,444,830       6,385,053
                                                                   ------------    ------------
          Total current assets                                       63,849,506      76,317,049

Property, plant and equipment, net of accumulated depreciation
    of $20,640,000 and $18,740,000                                   81,574,858      87,158,237
Intangible and other assets, net of accumulated amortization of
    $708,000 and $506,000                                             7,631,737       4,841,025
Deferred income taxes                                                10,897,908      10,442,908
Other assets                                                             46,546          46,905
                                                                   ------------    ------------
                                                                   $164,000,555    $178,806,124
                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current maturities of long-term debt                           $    613,233    $    307,702
    Line of credit                                                   14,163,931       9,163,931
    Accounts payable                                                 13,012,146      25,104,517
    Accrued compensation                                                831,337         932,573
    Income taxes payable                                                     --         592,264
    Other accrued liabilities                                        13,301,434       9,195,392
                                                                   ------------    ------------
        Total current liabilities                                    41,922,081      45,296,379

Long-term debt, less current maturities                              26,692,535      26,375,546

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,823,704 and 14,822,104 shares issued and outstanding         592,948         592,884
    Capital in excess of par value                                   16,195,616      16,181,730
    Retained earnings                                                78,597,375      90,359,585
                                                                   ------------    ------------
         Total stockholders' equity                                  95,385,939     107,134,199
                                                                   ------------    ------------
                                                                   $164,000,555    $178,806,124
                                                                   ============    ============


See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months Ended December 31,
                                               1999              1998
                                               ----              ----

Net sales                                  $ 44,724,625     $ 22,027,861
Costs and expenses:
    Cost of sales                            40,009,449       14,951,328
    Selling, general and administrative       4,235,842        2,423,189
    Engineering                               1,704,115          921,506
    Restructuring charges                    13,785,085               --
    Net interest (income) expense               526,829         (394,419)
    Net other (income) expense                  194,660          (71,510)
                                           ------------     ------------
Income (loss) before taxes                  (15,731,355)       4,197,767
Provision for income taxes                   (4,562,093)       1,203,000
                                           ------------     ------------
Net income (loss)                          $(11,169,262)    $  2,994,767
                                           ============     ============

Net income (loss) per share:
    Basic                                  $      (0.75)    $       0.20
                                           ============     ============
    Diluted                                $      (0.75)    $       0.20
                                           ============     ============

Weighted average shares outstanding:
    Basic                                    14,823,634       14,780,474
                                           ============     ============
    Diluted                                  14,823,634       15,062,102
                                           ============     ============


See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Three Months Ended December 31,
                                                              1999             1998
                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $(11,169,262)    $  2,994,767
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                            2,988,733        1,784,929
    Restructuring and asset impairment charges              13,785,085               --
    Other non-cash charges (credits)                          (120,682)              --
Changes in operating assets and liabilities:
        Accounts receivable                                  4,416,659       (2,702,619)
        Inventories                                          2,218,749         (823,831)
        Other current assets                                   (59,777)        (228,003)
        Accounts payable                                   (12,092,370)         (82,334)
        Other liabilities                                   (2,643,082)           1,995
        Income taxes payable                                (5,588,116)       1,203,000
                                                          ------------     ------------
Net cash provided by (used in) operating activities         (8,264,063)       2,147,904

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (2,909,832)      (2,235,383)
    Business acquisition                                    (3,750,000)              --
    Proceeds from sale of assets                                 3,609           34,522
    Purchase of held-to-maturity securities                         --       (5,160,000)
    Maturities of held-to-maturity securities                7,615,000        8,825,000
                                                          ------------     ------------
Net cash provided by (used in) investing activities            958,777        1,464,139

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                       622,520          (20,479)
    Net activity on line of credit                           5,000,000               --
    Proceeds from exercise of stock options                     13,950           18,966
    Dividends paid                                            (592,948)        (517,286)
                                                          ------------     ------------
Net cash provided by (used in) financing activities          5,043,522         (518,799)

Increase (decrease) in cash and equivalents                 (2,261,764)       3,093,244

Cash and equivalents at beginning of year                    6,231,430       17,021,264
                                                          ------------     ------------

Cash and equivalents at end of period                     $  3,969,666     $ 20,114,508
                                                          ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $607,000 and $15,000 in 1999 and 1998, respectively.

Income tax payments were $107,000 and $-0- in 1999 and 1998, respectively.

See accompanying notes.

INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 1999.

Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 - RESTRUCTURING CHARGES
LEAD WIRE ASSEMBLY PRODUCT LINE DISPOSITION-
During the fourth quarter of fiscal 1999, the Company recorded a charge of approximately $2,765,000 related to the discontinuation of the lead wire assembly product line. The charge included approximately $871,000 related to asset impairment, $1,403,000 for the write off of inventory and supplies, $197,000 in employee severance, $156,000 in facility abandonment costs and $138,000 to increase the accounts receivable reserve. The disposition will be substantially complete by March 2000.

MANUFACTURING OPERATIONS RESTRUCTURING-
The fiscal 2000 first quarter includes a $13,785,085 restructuring charge related to restructuring the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,581,000 related to asset impairment of property and equipment, $380,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. This restructuring will be substantially complete by September 2000.

As of December 31, 1999, the following amounts were accrued:

                                             Balance at               Balance at
                                             September                December
                                             30, 1999     Activity    31, 1999
                                                       (IN THOUSANDS)

Lead wire product assembly line disposition
Employee severance ........................  $   197      $   (26)     $   171
Facility abandonment costs ................      156           --          156
                                             -------      -------      -------
 ..........................................      353          (26)         327
Manufacturing network restructure
Employee severance ........................       --        4,547        4,547
Facility abandonment costs ................       --        1,740        1,740
                                             -------      -------      -------
 ..........................................       --        6,287        6,287
        Total .............................  $   353      $ 6,261      $ 6,614
                                             =======      =======      =======

NOTE 3 - EARNINGS PER SHARE
The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 771,970 shares of common stock with a weighted average exercise price of $14.72 were outstanding during the three month period ending December 31, 1999, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 191,050 shares of common stock with a weighted average exercise price of $26.33 were outstanding during the three month period ending December 31, 1998, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - INVENTORIES
Inventories are comprised of the following:


                                      December 31,  September 30,
                                      --------------------------
                                          1999           1999
                                      --------------------------
Raw materials and purchased parts     $ 7,771,522    $ 8,753,336
Work-in-process and finished goods      5,521,674      7,138,609
                                      --------------------------
                                      $13,293,196    $15,891,945
                                      ==========================


PART I:    ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
On July 7, 1999, Innovex, Inc. and its subsidiaries (the "Company") commenced a tender offer to purchase all of the issued and outstanding stock of ADFlex Solutions, Inc. ("ADFlex") at a purchase price of $3.80 per share. The tender offer closed on August 3, 1999. Approximately 76% of the outstanding shares of ADFlex were tendered in response to the offer. On August 9, 1999, the Company consummated the purchase of the tendered shares. The remaining approximately 24% of ADFlex issued and outstanding common stock not tendered in response to the tender offer was acquired by the Company through a merger transaction completed on September 14, 1999. The total ADFlex purchase price, including transaction costs, change in control payments and all of the issued and outstanding common stock was approximately $37 million. The Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex's outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex's diverse customer and industry base will reduce Innovex's reliance on the disk drive industry.

Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company is combining the newly acquired ADFlex operation into its existing operations of designing and manufacturing flexible circuits.

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

RESULTS OF OPERATIONS

NET SALES
The Company's net sales from operations totaled $44,725,000 for the quarter, up 103% from $22,028,000 reported in fiscal 1999. The increase in net sales for the first quarter of fiscal 2000 was due, in part to the increase in flexible circuit revenue from the disk drive industry. The majority of the increase was due to revenue generated from the telecommunication, network system, consumer and other industries related to the acquisition of ADFlex Solutions, Inc. in August, 1999. These increases offset a reduction in revenue generated from lead wire interconnects as the disk drive industry completes its transition to integrated interconnects including the Company's Head Interconnect Flex (HIF) and Flex Suspension Assembly (FSA). Less than 3 percent of the revenue for the quarter was generated by lead wire assemblies as compared to 57 percent for the same quarter last year.

Revenue from the disk drive industry generated 52% of the Company's revenue for the quarter. In addition, 15% of the revenue was generated by flexible circuits for network system applications, 14% from telecommunication applications, 8% from consumer applications and 11% from applications from other industries. The acquisition of ADFlex has reduced the Company's dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Fiscal 2000 should benefit from continued growth in the demand for high technology flexible circuit products including the Company's

HIF, FSA and Bridge Flex. Reductions in lead wire assembly revenue should not have a significant impact on fiscal 2000 revenue as the transition away from lead wire assembly interconnects to integrated interconnects was nearly complete at the end of fiscal 1999. Significant progress was made during fiscal 1999 in gaining customer acceptance of the Company's FSA product which will be integral to increasing revenue in the last half of fiscal 2000. Revenue is expected to increase significantly in fiscal 2000 as a result of the ADFlex acquisition.

GROSS MARGINS
The Company's gross profit as a percent of sales for the quarter decreased to 11%, from the 32% reported for the fiscal 1999 first quarter. The decrease was due to the quarter results including operating results related to the acquisition of ADFlex Solutions, Inc. The ADFlex revenue generates a lower gross margin percent than the high-end Innovex flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the high-end flexible circuit revenue were lower as compared to the prior year due to reduced yields and costs related to new capacity installation.

The increase in fiscal 2000 sales volume related to the ADFlex acquisition should result in an increase in gross margin dollars while causing a decrease in the overall gross margin percent. The Company anticipates stable to growing gross margin percents on the pre-acquisition Innovex revenue during fiscal 2000 through improved yield performance and increased utilization of the high volume manufacturing facility.

OPERATING EXPENSES
Operating expenses were 13.3% of sales for the current quarter, as compared to 15.2% in the prior year's first quarter. The decrease in operating expenses as a percent of sales for the current year is primarily due to increased revenue as a result of the ADFlex acquisition. Total operating expenditures increased by approximately $2.5 million as a result of the ADFlex acquisition. Fiscal 2000 operating expenses as a percent of sales are expected to decrease as a percent of sales and increase in total as a result of the ADFlex acquisition.

RESTRUCTURING CHARGES
A restructuring charge of $13,785,000 was recorded during the first quarter of fiscal 2000 related to the restructuring of the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The majority of this charge includes employee severance, asset impairment of property and equipment and facility abandonment costs. The restructuring is expected to significantly reduce operating costs by the end of the fiscal year as a result of consolidating facilities and the lower Thailand cost structure.

OPERATING PROFIT (LOSS)
The consolidated operating loss of $(15,010,000) in the current quarter was down from the $3,732,000 profit for the prior year first quarter. The reduction is primarily due to the restructuring charge recorded during the quarter and the increase in costs related to the acquired ADFlex operation.

NET INCOME (LOSS)
Consolidated net loss for the fiscal 2000 first quarter was $(11,169,000) as compared to net income of $2,995,000 for the prior year. Basic and diluted net loss per share were ($0.75) as compared to net income per share of $0.20 for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased to $15.7 million at December 31, 1999 from $25.5 million at September 30, 1999. This decrease was primarily due to the acquisition of the Company's Thailand subcontractor for $3.8 million, capital expenditures of $3.0 million and reduction of accounts payable by $12.1 million.

Accounts receivable and inventory at December 31, 1999 decreased by $4.6 and $2.6 million from September 30, 1999 due to the lower level of sales activity toward the end of the quarter.

Accounts payable at December 31, 1999 decreased by $12.1 million primarily due to the payment of older payables obtained with the ADFlex acquisition and the lower level of purchasing activity toward the end of the quarter.

Working capital totaled $21.9 million and $31.0 million at December 31, 1999 and September 30, 1999. The decrease was primarily due to the acquisition of the Company's subcontractor and capital expenditures made during the quarter.

Since September 30, 1999, the Company has invested $2.9 million in capital expenditures and $3.8 million to acquire the Company's Thailand subcontractor. Capital expenditures include FSA attachment equipment, equipment to expand the high volume flexible circuit manufacturing facility capacity and progress payments related to the construction of a material manufacturing facility in Maple Plain, Minnesota. Capital expenditures of approximately $24 million are expected during the remainder of fiscal 2000. These expenditures will increase the Company's high volume flexible circuit manufacturing and FSA production capacities, complete the move of the Mexican operation to Thailand and equip and complete construction of a facility to produce material for use in flexible circuit manufacturing.

Existing credit facilities, cash and investments and cash generated from operations are believed to be sufficient to support Company operations at current levels and capital expenditures in fiscal 2000. Additional funding may be required to fund anticipated growth. Management believes the Company's resources are sufficient to secure any growth related funding requirements.

YEAR 2000 UPDATE
Prior to December 31, 1999, the Company prepared a plan of action to ensure that it was not adversely affected by the year 2000 equipment and software failures that may arise in software applications and equipment with embedded logic where two-year digits are used to define the applicable year. The Company incurred costs of less than $100,000 to prepare for year 2000 issues.

Based on currently available information, the Company has not experienced any material adverse impact from year 2000 issues. The Company will continue to monitor its internal systems, products, supplies and customers on an on going basis.

FORWARD LOOKING STATEMENTS
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products, the impact of competitive products and pricing, interruptions in the Company's operations or those of its suppliers or major customers as may be caused by problems arising from the year 2000, the successful move of the Mexican operation to Thailand and the successful integration of the ADFlex acquisition. In addition, a significant portion of the Company's revenue is generated from the disk drive and telecommunication industries and any changes in the structure, technology or outlook of these industries could have a significant impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the three-month period ended December 31, 1999.

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

                                        INNOVEX, INC.
                                        Registrant

Date:  February  11, 2000

                                        By  \s\ William P. Murnane
                                        William P. Murnane
                                        President and Chief Executive Officer


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