Form 10-Q
period 2000-03-31
INNOVEX INC
filed 2000-05-12
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 2000.

                                            OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

Commission File Number:  0-13143

                                  INNOVEX, INC.
             (Exact name of registrant as specified in its charter)


        Minnesota                                            41-1223933
        (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                    Identification No.)

        5540 Pioneer Creek Drive, Maple Plain, Minnesota      55359-9003
        (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: (763) 479-5300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes - X           No

As of May 2, 2000, 14,829,104 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 13

PART 1:   ITEM  1                 FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,          September 30,
                                                                           2000                1999
ASSETS                                                                 (Unaudited)           (Audited)
------                                                                 ------------        ------------
Current assets:
    Cash and equivalents                                               $  5,519,839        $  6,231,430
    Short-term investments                                                    5,000          19,310,000
    Accounts receivable                                                  28,995,952          28,498,621
    Inventories                                                          14,843,717          15,891,945
    Income taxes receivable                                               3,625,460                  --
    Other current assets                                                  7,403,431           6,385,053
                                                                       ------------        ------------
          Total current assets                                           60,393,399          76,317,049

Property, plant and equipment, net of accumulated depreciation
    of $17,004,000 and $18,740,000                                       92,523,238          87,158,237
Intangible and other assets, net of accumulated amortization of
    $972,000 and $506,000                                                 7,388,453           4,841,025
Deferred income taxes                                                    10,897,908          10,442,908
Other assets                                                                 41,725              46,905
                                                                       ------------        ------------
                                                                       $171,244,723        $178,806,124
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current maturities of long-term debt                               $  3,810,702        $    307,702
    Line of credit                                                       15,000,000           9,163,931
    Accounts payable                                                     21,347,623          25,104,517
    Accrued compensation                                                  1,569,329             932,573
    Income taxes payable                                                         --             592,264
    Other accrued liabilities                                            11,762,239           9,195,392
                                                                       ------------        ------------
        Total current liabilities                                        53,489,893          45,296,379

Long-term debt, less current maturities                                  23,491,059          26,375,546

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,829,104 and 14,822,104 shares issued and outstanding             593,164             592,884
    Capital in excess of par value                                       16,229,870          16,181,730
    Retained earnings                                                    77,440,737          90,359,585
                                                                       ------------        ------------
         Total stockholders' equity                                      94,263,771         107,134,199
                                                                       ------------        ------------
                                                                       $171,244,723        $178,806,124
                                                                       ============        ============




See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three Months Ended March 31,
                                                   2000                 1999
                                               ------------         ------------
Net sales                                      $ 41,388,132         $ 20,703,779
Costs and expenses:
    Cost of sales                                36,741,374           13,918,648
    Selling, general and administrative           4,142,925            2,112,432
    Engineering                                   1,867,391            1,022,188
Net interest (income) expense                       587,543             (487,319)
    Net other (income) expense                     (321,392)             540,729
                                               ------------         ------------
Income (loss) before taxes                       (1,629,709)           3,597,101
Provision for income taxes                         (473,071)           1,058,000
                                               ------------         ------------
Net income (loss)                              $ (1,156,638)        $  2,539,101
                                               ============         ============

Net income (loss) per share:
    Basic                                      $      (0.08)        $       0.17
                                               ============         ============
    Diluted                                    $      (0.08)        $       0.17
                                               ============         ============

Weighted average shares outstanding:
    Basic                                        14,826,407           14,791,885
                                               ============         ============
    Diluted                                      14,826,407           15,134,617
                                               ============         ============

                                                   Six Months Ended March 31,
                                                   2000                 1999
                                               ------------         ------------
Net sales                                      $ 86,112,757         $ 42,731,640
Costs and expenses:
    Cost of sales                                76,750,823           28,869,976
    Selling, general and administrative           8,378,767            4,535,622
    Engineering                                   3,571,506            1,943,693
    Restructuring charges                        13,785,085                   --
    Net interest (income) expense                 1,114,372             (881,738)
    Net other (income) expense                     (126,732)             469,219
                                               ------------         ------------
Income (loss) before taxes                      (17,361,064)           7,794,868
Provision for income taxes                       (5,035,164)           2,261,000
                                               ------------         ------------
Net income (loss)                              $(12,325,900)        $  5,533,868
                                               ============         ============

Net income (loss) per share:
    Basic                                      $      (0.83)        $       0.37
                                               ============         ============
    Diluted                                    $      (0.83)        $       0.37
                                               ============         ============

Weighted average shares outstanding:
    Basic                                        14,821,592           14,786,180
                                               ============         ============
    Diluted                                      14,821,592           15,098,359
                                               ============         ============





See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended March 31,
                                                                  2000                1999
                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(12,325,900)        $  5,533,868
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                6,002,753            3,368,086
    Restructuring and asset impairment charges                  13,785,085                   --
    Other non-cash charges (credits)                              (270,311)              46,697
Changes in operating assets and liabilities:
        Accounts receivable                                       (673,331)            (424,751)
        Inventories                                                668,228             (562,788)
        Other current assets                                    (1,018,378)           1,079,654
        Accounts payable                                        (3,756,894)           1,270,921
        Other liabilities                                       (3,444,280)            (481,568)
        Income taxes payable                                    (4,672,724)           2,674,071
                                                              ------------         ------------
Net cash provided by (used in) operating activities             (5,705,752)          12,504,190

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (16,495,523)          (7,618,075)
    Business acquisition                                        (3,750,000)                  --
    Proceeds from sale of assets                                    24,630               33,649
    Purchase of held-to-maturity securities                             --          (17,240,000)
    Maturities of held-to-maturity securities                   19,305,000           22,220,000
                                                              ------------         ------------
Net cash provided by (used in) investing activities               (915,893)          (2,604,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                          (167,254)             (42,015)
    Net activity on line of credit                               5,836,069                   --
    Issuance of long-term debt                                     785,767                   --
    Proceeds from exercise of stock options                         48,420              144,159
    Dividends paid                                                (592,948)          (1,109,014)
                                                              ------------         ------------
Net cash provided by (used in) financing activities              5,910,054           (1,006,870)

Increase (decrease) in cash and equivalents                       (711,591)           8,892,894

Cash and equivalents at beginning of year                        6,231,430           17,021,264
                                                              ------------         ------------

Cash and equivalents at end of period                         $  5,519,839         $ 25,914,158
                                                              ============         ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $1,152,000 and $42,000 in 2000 and 1999, respectively.

Income tax payments were $221,000 and $975,000 in 2000 and 1999, respectively.

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

NOTE 2 - RESTRUCTURING CHARGES
LEAD WIRE ASSEMBLY PRODUCT LINE DISPOSITION-
During the fourth quarter of fiscal 1999, the Company recorded a charge of approximately $2,765,000 related to the discontinuation of the lead wire assembly product line. The charge included approximately $871,000 related to asset impairment, $1,403,000 for the write off of inventory and supplies, $197,000 in employee severance, $156,000 in facility abandonment costs and $138,000 to increase the accounts receivable reserve. The disposition will be substantially complete by May 2000.

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

As of March 31, 2000, the following amounts were accrued:

                                                  Balance at                    Balance at
                                                 September 30,                   March 31,
                                                     1999        Activity         2000
                                                   ---------------------------------------
                                                              (IN THOUSANDS)
Lead wire product assembly line disposition
   Employee severance .....................        $   197        $   (75)        $   122
   Facility abandonment costs .............            156             --             156
-----------------------------------------------------------------------------------------
 . .........................................            353            (75)            278
Manufacturing network restructure
   Employee severance .....................             --          3,936           3,936
   Facility abandonment costs .............             --          1,563           1,563
-----------------------------------------------------------------------------------------
 . .........................................             --          5,499           5,499
-----------------------------------------------------------------------------------------
            Total .........................        $   353        $ 5,424         $ 5,777
                                                  ========        =======         =======


NOTE 3 - EARNINGS PER SHARE
The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 731,150 and 751,560 shares of common stock with weighted average exercise prices of $14.70 and $14.71 were outstanding during the three and six month periods ending March 31, 2000, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 154,850 and 172,950 shares of common stock with weighted average exercise prices of $28.31 and $27.22, respectively, were outstanding during the three and six month periods ending March 31, 1999, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - INVENTORIES
Inventories are comprised of the following:

                                             March 31,      September 30,
                                               2000             1999
                                          --------------------------------
Raw materials and purchased parts              $7,285,799       $8,753,336
Work-in-process and finished goods              7,557,918        7,138,609
                                          --------------------------------
                                              $14,843,717      $15,891,945
                                          ================================


PART I:    ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
On July 7, 1999, Innovex, Inc. and its subsidiaries (the "Company") commenced a tender offer to purchase all of the issued and outstanding stock of ADFlex Solutions, Inc. ("ADFlex") at a purchase price of $3.80 per share. The tender offer closed on August 3, 1999. Approximately 76% of the outstanding shares of ADFlex were tendered in response to the offer. On August 9, 1999, the Company consummated the purchase of the tendered shares. The remaining approximately 24% of ADFlex issued and outstanding common stock not tendered in response to the tender offer was acquired by the Company through a merger transaction completed on September 14, 1999. The total ADFlex purchase price, including transaction costs, change in control payments and all of the issued and outstanding common stock was approximately $37 million. The Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex's outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex's diverse customer and industry base has reduced Innovex's reliance on the disk drive industry.

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

Prior to the divisional combination, the largest division, Precision, developed, engineered and manufactured specialty precision electromagnetic products for original equipment manufacturers ("OEM's"). Lead wire assemblies for the thin film disk drive market were the division's primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the disk drive heads that read and write information on the disk. Since the divisional combination, the lead wire assembly revenue phased out as anticipated. As a result, during the fiscal 1999 fourth quarter, charges of $2.8 million were recorded to account for the discontinuance of this product line.

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

Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359-9003 and its telephone number is (763) 479-5300. Products are developed and manufactured through the Company's wholly owned subsidiaries, Innovex Precision Components, Inc., Innovex Southwest, Inc., Innovex (Thailand) Ltd. and Innovex Limited. Innovex Precision Components, Inc. and Innovex Ltd. are Minnesota corporations. Innovex Southwest, Inc. is a Delaware corporation and Innovex (Thailand) Ltd. is a Thailand corporation.

RESULTS OF OPERATIONS

NET SALES
The Company's net sales from operations totaled $41,388,000 for the quarter, up 100% from $20,704,000 reported in fiscal 1999. Sales of $86,113,000 for the six months ended March 31, 2000 increased 102% from the prior year period. The increase in net sales for the first quarter and six months of fiscal 2000 was due, in part to the increase in flexible circuit revenue from the disk drive industry. A large portion of the increase was due to revenue generated from the telecommunication, network system, consumer and other industries related to the August 1999 acquisition of ADFlex Solutions, Inc. These increases offset a reduction in revenue generated from lead wire interconnects as the disk drive industry completes its transition to integrated interconnects including the Company's Head Interconnect Flex (HIF) and Flex Suspension Assembly (FSA). Less than 1% of the revenue for the quarter and 2% of revenue for the first six months was generated by lead wire assemblies as compared to 37% and 47% for the same periods last year.

Revenue from the disk drive industry generated 58% and 54% of the Company's revenue for the quarter and first six months, respectively. In addition, during the second fiscal quarter, 11% of the revenue was generated by flexible circuits for telecommunication applications, 12% from consumer applications, 6% from network system applications and 13% from applications from other industries. The acquisition of ADFlex has reduced the Company's dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Fiscal 2000 should benefit from continued growth in the demand for high technology flexible circuit products including the Company's HIF, FSA and Bridge Flex. Reductions in lead wire assembly revenue should not have a significant impact on fiscal 2000 revenue as the transition away from lead wire assembly interconnects to integrated interconnects was nearly complete at the end of fiscal 1999. Significant progress has been made in gaining customer acceptance of the Company's FSA product which will be integral to increasing revenue in the last half of fiscal 2000. Revenue is expected to increase significantly in fiscal 2000 as a result of the ADFlex acquisition.

GROSS MARGINS
The Company's gross profit as a percent of sales for the quarter decreased to 11%, from the 33% reported for the fiscal 1999 second quarter. The gross profit as a percent of sales for the first six months decreased to 11% from the 32% reported for the same period last year. The decreases were due to fiscal 2000 including lower margin revenue related to the acquired ADFlex Solutions, Inc. operation. The acquisition related revenue generates a lower gross margin percent than the high-end Innovex flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the high-end flexible circuit revenue were lower as compared to the prior year due to reduced yields and costs related to new capacity installation. Fiscal 2000 second quarter gross margins for the high-end flexible circuit revenue improved significantly over the first quarter as a result of improving yields.

The increase in fiscal 2000 sales volume related to the ADFlex acquisition should result in an increase in gross margin dollars while causing a decrease in the overall gross margin percent. The Company anticipates stable to growing gross margin percents on the pre-acquisition Innovex revenue during fiscal 2000 through improved yield performance and increased utilization of the high volume manufacturing facility. Gross margins on the revenue generated by the acquired operations are expected to improve as the transfer of manufacturing operations from Mexico to Thailand is completed and other cost saving initiatives are implemented.

OPERATING EXPENSES
Operating expenses were 14.5% of sales for the current quarter, as compared to 15.1% in the prior year's second quarter. Operating expenses for the first six months of fiscal 2000 were 13.9%, down from 15.2% for the prior years first six months. The decrease in operating expenses as a percent of sales for the current year is primarily due to increased revenue as a result of the ADFlex acquisition. Total operating expenditures increased by approximately $2.9 and $5.5 million for the second quarter and first six months, respectively, primarily as a result of the ADFlex acquisition. Fiscal 2000 operating expenses are expected to decrease as a percent of sales and increase in total as a result of the ADFlex acquisition.

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

OPERATING PROFIT (LOSS)
The consolidated operating loss of $(1,364,000) in the current quarter was down from the $3,651,000 profit for the prior year second quarter. Consolidated operating loss for the first six months was

$(16,373,000) versus profit of $7,382,000 for the same period last year. The reduction for the quarter is primarily due to the loss being incurred by the acquired ADFlex operation and the elimination of the profit generated by the lead wire assembly business in 1999. The reduction for the six month period is primarily due to the restructuring charge recorded during the first quarter in addition to the loss being incurred by the acquired ADFlex operation and the discontinuation of the lead wire assembly operation. Improvements in the cost structure of the acquired ADFlex operation as a result of the manufacturing restructuring move from Mexico to Thailand will begin having a favorable impact on operating profit in the first quarter of fiscal 2001.

NET INCOME (LOSS)
Consolidated net loss for the fiscal 2000 second quarter was $(1,157,000) as compared to net income of $2,539,000 for the prior year. Basic and diluted net loss per share were ($0.08) as compared to net income per share of $0.17 for the prior year second quarter. Consolidated net loss for the first six months of fiscal 2000 was $(12,326,000) as compared to net income of $5,534,000 for the prior year. Basic and diluted net loss per share were ($0.83) as compared to basic and diluted net income per share of $0.38 and $0.37 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased to $5.5 million at March 31, 2000 from $25.5 million at September 30, 1999. This decrease was primarily due to the acquisition of the Company's Thailand subcontractor for $3.8 million and capital expenditures of $16.5 million.

Accounts receivable at March 31, 2000 increased by $0.7 million from September 30, 1999 due to the increased level of revenue in March. Inventory decreased by $0.7 million from September 30, 1999 due to fewer components being required in inventory as a result of a smaller proportion of assembly related sales being included in the revenue mix.

Accounts payable at March 31, 2000 decreased by $3.8 million primarily due to the payment of older payables obtained with the ADFlex acquisition.

Working capital totaled $6.9 million and $31.0 million at March 31, 2000 and September 30, 1999. The decrease was primarily due to the acquisition of the Company's subcontractor and capital expenditures made during the six month period.

Since September 30, 1999, the Company has invested $16.5 million in capital expenditures and $3.8 million to acquire the Company's Thailand subcontractor. Capital expenditures include FSA attachment equipment, equipment to expand the high volume flexible circuit manufacturing facility capacity, metalizing and plating equipment required to produce base material for the flexible circuit manufacturing process, the building expansion in Thailand related to the manufacturing move from Mexico to Thailand and progress payments related to the construction of a material manufacturing facility in Maple Plain, Minnesota. Capital expenditures of approximately $10 million are expected during the remainder of fiscal 2000. These expenditures will increase the Company's high volume flexible circuit manufacturing and FSA production capacities, complete the move of the Mexican operation to Thailand and equip and complete construction of the Maple Plain facility to produce material for use in flexible circuit manufacturing.

Existing and committed credit facilities, cash and investments and cash generated from operations are believed to be sufficient to support Company operations at current levels and capital expenditures in fiscal 2000. Additional funding may be required to fund anticipated growth. Management believes the Company's resources are sufficient to secure any growth related funding requirements.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the three-month period ended March 31, 2000.


PART II - OTHER INFORMATION
Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 19, 2000. There were 14,823,704 shares of common stock entitled to vote at the meeting and a total of 13,918,104 shares were represented at the meeting.

b) Eight directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                      For              Withheld
                                      ---              --------
         Gerald M. Bestler         13,588,407           329,697
         Frank L. Farrar           13,565,575           352,529
         Thomas W. Haley           13,462,247           455,857
         Elick Eugene Hawk         13,573,660           344,444
         William J. Miller         12,605,404         1,312,700
         William P. Murnane        13,580,447           337,656
         Michael C. Slagle         13,587,753           330,351
         Bernt M. Tessem           13,579,705           338,399

c)       Other matters voted on at the meeting:
         Proposal #2. A proposal was made to approve the adoption of the Employee Stock Purchase Plan. Shares were voted as follows:

              For            Against        Abstain
             ----            -------        -------
         13,183,169          490,738        244,196

         Proposal #3. A proposal was made to approve the selection of the Company's independent public accountants for the current fiscal year. Shares were voted as follows:

              For            Against        Abstain
             ----            -------        -------
         13,794,281           54,623         69,199

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

           27       Financial Data Schedule

b)       Reports on Form 8-K
                    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INNOVEX, INC.
                                          Registrant

Date:  May  12, 2000

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