Form 10-Q
period 2000-06-30
INNOVEX INC
filed 2000-08-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period ended June 30, 2000.
                                            OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes - X       No

As of August 2, 2000, 14,841,070 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 13

PART I: ITEM  1               FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,      September 30,
                                                           2000             1999
ASSETS                                                  (Unaudited)       (Audited)
------                                                 -------------    -------------
Current assets:
    Cash and equivalents                               $   7,378,158    $   6,231,430
    Short-term investments                                     5,000       19,310,000
    Accounts receivable                                   22,223,936       28,498,621
    Inventories                                           18,542,453       15,891,945
    Income taxes receivable                                3,418,317               --
    Other current assets                                   9,180,612        6,385,053
                                                       -------------    -------------
          Total current assets                            60,748,476       76,317,049

Property, plant and equipment, net of accumulated
  depreciation of $15,308,000 and $18,740,000             93,876,492       87,158,237
Intangible and other assets, net of accumulated
  amortization of $1,100,000 and $506,000                  7,259,717        4,841,025
Deferred income taxes                                     10,897,908       10,442,908
Other assets                                                  41,137           46,905
                                                       -------------    -------------
                                                       $ 172,823,730    $ 178,806,124
                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current maturities of long-term debt               $   5,385,720    $     307,702
    Line of credit                                         8,500,000        9,163,931
    Accounts payable                                      23,877,126       25,104,517
    Accrued compensation                                   2,537,190          932,573
    Income taxes payable                                          --          592,264
    Other accrued liabilities                             16,129,115        9,195,392
                                                       -------------    -------------
        Total current liabilities                         56,429,151       45,296,379

Long-term debt, less current maturities                   21,685,247       26,375,546

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares
      authorized, 14,841,070 and 14,822,104 shares
      issued and outstanding                                 593,643          592,884
    Capital in excess of par value                        16,282,408       16,181,730
    Retained earnings                                     77,833,281       90,359,585
                                                       -------------    -------------
         Total stockholders' equity                       94,709,332      107,134,199
                                                       -------------    -------------
                                                       $ 172,823,730    $ 178,806,124
                                                       =============    =============


See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      Three Months Ended June 30,
                                                         2000              1999
                                                    -------------     -------------
Net sales                                           $  38,433,243     $  20,636,068
Costs and expenses:
    Cost of sales                                      31,660,185        14,313,843
    Selling, general and administrative                 4,011,065         2,003,330
    Engineering                                         1,883,599           924,137
    Restructuring charges                                (183,928)        1,695,387
    Net interest (income) expense                         745,726          (543,561)
    Net other (income) expense                           (234,948)          116,261
                                                    -------------     -------------
Income before taxes                                       551,544         2,126,671
Provision for income taxes                                159,000           617,000
                                                    -------------     -------------
Net income                                          $     392,544     $   1,509,671
                                                    =============     =============

Net income per share:
    Basic                                           $        0.03     $        0.10
                                                    =============     =============
    Diluted                                         $        0.03     $        0.10
                                                    =============     =============

Weighted average shares outstanding:
    Basic                                              14,837,671        14,804,630
                                                    =============     =============
    Diluted                                            14,941,741        15,060,356
                                                    =============     =============

                                                       Nine Months Ended June 30,
                                                         2000              1999
                                                    -------------     -------------

Net sales                                           $ 124,546,000     $  63,367,708
Costs and expenses:
    Cost of sales                                     108,411,008        43,183,819
    Selling, general and administrative                12,389,832         6,538,951
    Engineering                                         5,455,105         2,867,831
    Restructuring charges                              13,601,157         1,695,387
    Net interest (income) expense                       1,860,098        (1,425,299)
    Net other (income) expense                           (361,680)          585,480
                                                    -------------     -------------
Income (loss) before taxes                            (16,809,520)        9,921,539
Provision for income taxes                             (4,876,164)        2,878,000
                                                    -------------     -------------
Net income (loss)                                   $ (11,933,356)    $   7,043,539
                                                    =============     =============

Net income (loss) per share:
    Basic                                           $       (0.80)    $        0.48
                                                    =============     =============
    Diluted                                         $       (0.80)    $        0.47
                                                    =============     =============

Weighted average shares outstanding:
    Basic                                              14,826,952        14,792,330
                                                    =============     =============
    Diluted                                            14,826,952        15,085,692
                                                    =============     =============


See accompanying notes to condensed consolidating financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Nine Months Ended June 30,
                                                              2000             1999
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $(11,933,356)    $  7,043,539
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                            8,647,705        5,046,373
    Restructuring and asset impairment charges              13,601,157        1,695,382
    Other non-cash charges (credits)                           149,295         (143,812)
Changes in operating assets and liabilities:
        Accounts receivable                                  6,093,317       (1,588,872)
        Inventories                                         (2,980,455)        (608,617)
        Other current assets                                (2,795,559)       1,046,852
        Accounts payable                                    (1,227,391)       1,505,202
        Other liabilities                                    2,053,855         (124,133)
        Income taxes payable                                (4,465,581)       2,391,071
                                                          ------------     ------------
Net cash provided by (used in) operating activities          7,142,987       16,262,985

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (21,378,846)     (13,809,747)
    Business acquisition                                    (3,750,000)              --
    Proceeds from sale of assets                               595,310          610,773
    Purchase of held-to-maturity securities                         --      (28,120,000)
    Maturities of held-to-maturity securities               19,305,000       34,069,000
                                                          ------------     ------------
Net cash provided by (used in) investing activities         (5,228,536)      (7,249,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                      (398,048)        (167,116)
    Net activity on line of credit                            (663,931)              --
    Issuance of long-term debt                                 785,767               --
    Proceeds from exercise of stock options                    101,437          296,813
    Dividends paid                                            (592,948)      (1,700,958)
                                                          ------------     ------------
Net cash provided by (used in) financing activities           (767,723)      (1,571,261)

Increase (decrease) in cash and equivalents                  1,146,728        7,441,750

Cash and equivalents at beginning of year                    6,231,430       17,021,264
                                                          ------------     ------------

Cash and equivalents at end of period                     $  7,378,158     $ 24,463,014
                                                          ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $2,258,000 and $54,000 in 2000 and 1999, respectively.

Income tax payments were $236,000 and $1,875,000 in 2000 and 1999, respectively.


See accompanying notes to condensed consolidating financial statements.

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

NOTE 2 - RESTRUCTURING CHARGES
LEAD WIRE ASSEMBLY PRODUCT LINE DISPOSITION-
During the fourth quarter of fiscal 1999, the Company recorded a charge of approximately $2,765,000 related to the discontinuation of the lead wire assembly product line. The charge included approximately $871,000 related to asset impairment, $1,403,000 for the write off of inventory and supplies, $197,000 in employee severance, $156,000 in facility abandonment costs and $138,000 to increase the accounts receivable reserve. The disposition was substantially completed by June 30, 2000. The restructuring charge was reduced by $184,000 in the third quarter of fiscal 2000 as a result of a change in the estimated liability.

MANUFACTURING OPERATIONS RESTRUCTURING-
The fiscal 2000 first quarter includes a $13,785,085 restructuring charge related to restructuring the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,581,000 related to asset impairment of property and equipment, $380,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. The company expects approximately 2,100 employees to be terminated as a result of the restructuring, primarily in the Agua Prieta, Mexico facility. This restructuring will be substantially complete by September 2000.

The remaining restructuring accrual as of June 30, 2000 totaled $4,521,000. Selected information regarding the restructuring follows (in thousands):

                                 Lead Wire Assembly Product       Manufacturing Operations
                                     Line Disposition                  Restructuring

                                 Facility       Employee         Facility        Employee
                                Abandonment    Termination      Abandonment    Termination
                                  Charges       Benefits          Charges        Benefits         Total
                             ----------------------------------------------------------------------------
Accrual at September 30,
   1999                         $   156         $   197         $    --         $    --         $   353
 Establishment of accrual                                          2,101           4,547          6,648
 Payments                                           (26)            (361)                          (387)
                             ----------------------------------------------------------------------------
Accrual remaining at
   December 31, 1999                156             171            1,740           4,547          6,614
 Payments                                           (49)            (177)           (611)          (837)
                             ----------------------------------------------------------------------------
Accrual remaining at
   March 31, 2000                   156             122            1,563           3,936          5,777
 Payments                            (3)            (50)            (208)           (811)        (1,072)
 Change in estimate                (153)             19              (50)                          (184)
                             ----------------------------------------------------------------------------
Accrual remaining at June
   30, 2000                     $   --          $    91         $ 1,305         $  3,125        $ 4,521
                             ============================================================================

NOTE 3 - EARNINGS PER SHARE
The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 809,350 and 770,823 shares of common stock with weighted average exercise prices of $13.96 and $14.45 were outstanding during the three and nine month periods ending June 30, 2000, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 209,550 and 185,150 shares of common stock with weighted average exercise prices of $24.83 and $26.32, respectively, were outstanding during the three and nine month periods ending June 30, 1999, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - INVENTORIES
Inventories are comprised of the following:

                                         June 30,       September 30,
                                           2000             1999
                                     --------------------------------
Raw materials and purchased parts      $ 8,492,535      $ 8,753,336
Work-in-process and finished goods      10,049,918        7,138,609
                                     --------------------------------
                                       $18,542,453      $15,891,945
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

RESULTS OF OPERATIONS

NET SALES
The Company's net sales from operations totaled $38,433,000 for the quarter, up 86% from $20,636,000 reported in fiscal 1999. Sales of $124,546,000 for the nine months ended June 30, 2000 increased 97% from the prior year period. The increase in net sales for the third quarter and nine months of fiscal 2000 was due, in part to the increase in flexible circuit revenue from the disk drive industry. In addition, a large portion of the increase was due to revenue generated from the telecommunication, network system, consumer and other industries related to the August 1999 acquisition of ADFlex. These increases offset a reduction in revenue generated from lead wire interconnects as the disk drive industry completes its transition to integrated interconnects including the Company's Head Interconnect Flex (HIF) and Flex Suspension Assembly (FSA). None of the revenue for the quarter and 1% of revenue for the first nine months was generated by lead wire assemblies as compared to 20% and 38% for the same periods last year.

Revenue from the disk drive industry generated 59% and 58% of the Company's revenue for the quarter and nine months, respectively. In addition, during the third fiscal quarter, 7% of the revenue was generated by flexible circuits for telecommunication applications, 19% from consumer applications, 9% from network system applications and 6% from applications from other industries. The acquisition of ADFlex has reduced the Company's dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Fiscal 2000 should benefit from continued growth in the demand for high technology flexible circuit products including the Company's HIF, FSA and Bridge Flex. Reductions in lead wire assembly revenue should not have a significant impact on fiscal 2000 revenue as the transition away from lead wire assembly interconnects to integrated interconnects was nearly complete at the end of fiscal 1999. Significant progress has been made in gaining customer acceptance of the Company's FSA product which will be integral to increasing revenue in the fourth quarter of fiscal 2000 and fiscal 2001.

GROSS MARGINS
The Company's gross profit as a percent of sales for the quarter decreased to 18%, from the 31% reported for the fiscal 1999 third quarter. The gross profit as a percent of sales for the first nine months decreased to 13% from the 32% reported for the same period last year. The decreases were due to fiscal 2000 including lower margin revenue related to the acquired ADFlex operation. The acquisition related revenue generates a lower gross margin percent than the high-end Innovex flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the high-end flexible circuit revenue for the nine month period were lower as compared to the prior year due to reduced yields and costs related to new capacity installation. Fiscal 2000 third quarter gross margins for the high-end flexible circuit revenue continued to improve over the prior quarters as a result of improving yields and higher unit volumes.

An increase in sales volume related to the ADFlex acquisition should result in an increase in gross margin dollars while causing a decrease in the overall gross margin percent. The Company anticipates stable to growing gross margin percents on the pre-acquisition Innovex revenue during fiscal 2000 through improved yield performance and increased utilization of the high volume manufacturing facility. Gross margins on the revenue generated by the acquired operations are expected to improve as the transfer of manufacturing operations from Mexico to Thailand is completed and other cost saving initiatives are implemented.

OPERATING EXPENSES
Operating expenses were 15.3% of sales for the current quarter, as compared to 14.2% in the prior year's third quarter. Operating expenses for the nine months of fiscal 2000 were 14.3%, down from 14.8% for the prior years first nine months. The increase in operating expenses as a percent of sales for the current quarter is due to an increase in engineering expense related to the development of base material manufacturing process in the new Maple Plain Minnesota facility. In addition, the current quarter was impacted by a temporary reduction in revenue during the transition of operations from the Mexican facility to the new facility in Thailand. The decrease in operating expenses as a percent of sales for the nine month period is primarily due to increased revenue as a result of the ADFlex acquisition. Total operating expenditures increased by approximately $3.0 and $8.4 million for the third quarter and first nine months, respectively, primarily as a result of the ADFlex acquisition. Fiscal 2000 operating expenses are expected to decrease as a percent of sales and increase in total as a result of the ADFlex acquisition.

RESTRUCTURING CHARGES
A restructuring charge of $13,785,000 was recorded during the first quarter of fiscal 2000 related to the restructuring of the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The majority of this charge includes employee severance, asset impairment of property and equipment and facility abandonment costs. The restructuring is expected to significantly reduce operating costs by the end of the fiscal year as a result of consolidating facilities and the lower Thailand cost structure. A $184,000 reduction in estimated restructuring charges was recorded in the third quarter primarily related to the lead wire product line disposition.

OPERATING PROFIT (LOSS)
The consolidated operating income of $1,062,000 in the current quarter was down from the $1,699,000 profit for the prior year third quarter. Consolidated operating loss for the first nine months was $(15,311,000) versus profit of $9,082,000 for the same period last year. The reduction for the quarter is primarily due to the loss being incurred by the acquired ADFlex operation. The reduction for the nine month period is primarily due to the restructuring charge recorded during the first quarter in addition to the loss being incurred by the acquired ADFlex operation and the discontinuation of the lead wire assembly operation. Improvements in the cost structure of the acquired ADFlex operation as a result of the manufacturing restructuring move from Mexico to Thailand will begin having a favorable impact on operating profit in the first quarter of fiscal 2001.

NET INCOME (LOSS)
Consolidated net income for the fiscal 2000 third quarter was $393,000 as compared to net income of $1,510,000 for the prior year. Basic and diluted net income per share were $0.03 as compared to $0.10 for the prior year third quarter. Consolidated net loss for the first nine months of fiscal 2000 was $(11,933,000) as compared to net income of $7,044,000 for the prior year. Basic and diluted net loss per share were ($0.80) as compared to basic and diluted net income per share of $0.48 and $0.47 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased to $7.4 million at June 30, 2000 from $25.5 million at September 30, 1999. This decrease was primarily due to the acquisition of the Company's Thailand subcontractor for $3.8 million and capital expenditures of $21.4 million.

Accounts receivable at June 30, 2000 decreased by $6.1 million from September 30, 1999 due to the decreased level of revenue related to the acquired ADFlex operation in June as compared to September and the favorable timing of collections at quarter end. Inventory increased by $3.0 million from September 30, 1999 due to inventory built to facilitate the move from Mexico to Thailand and to reflect the increase in inventory held for customers in intermediate warehouses as more customers move to a just-in-time inventory environment.

Accounts payable at June 30, 2000 decreased by $1.2 million as compared to September 30, 1999 primarily due to the payment of older payables obtained with the ADFlex acquisition.

Working capital totaled $4.3 million and $31.0 million at June 30, 2000 and September 30, 1999. The decrease was primarily due to the acquisition of the Company's subcontractor and capital expenditures made during the nine month period.

Since September 30, 1999, the Company has invested $21.4 million in capital expenditures and $3.8 million to acquire the Company's Thailand subcontractor. Capital expenditures include FSA attachment equipment, equipment to expand the high volume flexible circuit manufacturing facility capacity, metalizing and plating equipment required to produce base material for the flexible circuit manufacturing process, the building expansion in Thailand related to the manufacturing move from Mexico to Thailand and the construction of a material manufacturing facility in Maple Plain, Minnesota. Capital expenditures of approximately $3 million are expected during the remainder of fiscal 2000. These expenditures will increase the Company's high volume flexible circuit manufacturing and FSA production capacities, complete the move of the Mexican operation to Thailand and equip and complete construction of the Maple Plain facility to produce material for use in flexible circuit manufacturing.

During the quarter, the Company entered into a $5.7 million operating lease facility. Approximately $4.8 million of the facility was funded as of June 30, 2000. Existing and committed credit facilities, cash and investments and cash generated from operations are believed to be sufficient to support Company operations at current levels and capital expenditures in fiscal 2000. Additional funding may be required to fund anticipated growth. Management believes the Company's resources are sufficient to secure any growth related funding requirements.

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

FORWARD LOOKING STATEMENTS
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products, the impact of competitive products and pricing, interruptions in the Company's operations or those of its suppliers or major customers as may be caused by problems arising from the year 2000, the successful move of the Mexican operation to Thailand and the successful integration of the ADFlex acquisition. In addition, a significant portion of the Company's revenue is generated from the disk drive, consumer, network systems and telecommunication industries and any changes in the structure, technology or outlook of these industries could have a significant impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.


ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the three-month period ended June 30, 2000.

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

                                          INNOVEX, INC.
                                          Registrant

Date:  August  14, 2000

                                          By  /s/ William P. Murnane
                                          William P. Murnane
                                          President and Chief Executive Officer




                                          By  /s/ Douglas W. Keller
                                          Douglas W. Keller
                                          Vice President, Finance

                                INDEX TO EXHIBIT

Exhibit                                                           Page

27       Financial Data Schedule                                   14