Form 10-K
period 2000-09-30
INNOVEX INC
filed 2000-12-15
CIK 50601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                            ------------------------

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13143
                            ------------------------

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)
                          Common Stock ($.04 par value)

                            ------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $176,553,000 at November 24, 2000 when the closing sale price of such stock, as reported in the Nasdaq National Market System, was $12.50.

The number of shares outstanding of the Registrant's Common Stock, $.04 par value, as of November 24, 2000 was 14,980,213 shares.

Documents Incorporated by Reference:

1. Portions of the Registrant's Proxy Statement to be filed with the Commission within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of the Form 10-K.

                                  INNOVEX, INC.
                                 2000 FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

On August 9, 1999, Innovex, Inc. and its subsidiaries (the "Company") consummated the purchase of approximately 76% of the outstanding shares of ADFlex Solutions, Inc. ("ADFlex") at a purchase price of $3.80 per share subject to a tender offer. The remaining approximately 24% of ADFlex issued and outstanding common stock not tendered in response to the tender offer was acquired by the Company through a merger transaction completed on September 14, 1999. The total ADFlex purchase price, including transaction costs, change in control payments and all of the issued and outstanding common stock was approximately $37 million. The Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex's outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex's diverse customer and industry base has reduced Innovex's reliance on the disk drive industry.

Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company has combined the newly acquired ADFlex operation into its existing operations as both operations design and manufacture flexible circuits.

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

LPC, prior to the fiscal 1998 divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components for computer, computer peripheral, medical and other applications. The Company purchased Litchfield Precision Components, Inc. on May 16, 1996. This acquisition reduced the Company's reliance on the disk drive industry while providing an entry into the large and rapidly growing flexible circuit market. Innovex's flexible circuit operation is one of a limited number of operations in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils for the high-end portion of the flexible circuit market.

Innovex was founded in 1972 to acquire the assets of a manufacturer of needle and wire assemblies used in computer core memories. With the introduction of solid state memory devices, needle wire assemblies became obsolete and, in late 1973, the Company moved into related areas of manufacturing utilizing and expanding its micro-welding and miniature assembly expertise. In 1984, the Company expanded its scope to the photo equipment market by acquiring Lucht Engineering. The Company sold its photo business in two stages beginning November 29, 1992 with the remaining portion sold November 1, 1993.

In an attempt to diversify, the InnoMedica Division was formed in late fiscal 1993 to develop the Company's emerging medical business. This Division, which produced an immaterial portion of the Company's revenue, was sold on June 1, 1998.

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Prior to the ADFlex acquisition, the Company had one major operating unit during fiscal 1999. The Company has combined its business lines into one operation that manufactures and markets flexible circuits to various industries. Financial results will be presented as a single segment due to the immaterial nature of the non-core operations. Topics covered throughout this document may be discussed referencing former separate operations where helpful to the reader's understanding.

(c) NARRATIVE DESCRIPTION OF BUSINESS

COMPANY OVERVIEW
Innovex is a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs") in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, portable communication devices such as cellular telephones and pagers, data storage devices such as hard disk drives ("HDDs"), tape drives and arrays and high-end consumer electronics products such as compact disk players. The Company's principal customers include Acer, Alps, Compaq, Dell, Digital Equipment, IBM, Iomega, Maxtor, Motorola, Nokia, Philips, Qualcomm, Quantum, ReadRite, SAE Magnetics, Samsung, Seagate, StorageTek, Xerox and other leading electronic OEMs.

Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide, and provide electrical connection between components in electronic systems. Flexible circuit interconnects frequently incorporate components such as integrated circuits ("ICs"), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. With proliferation of electronic applications, electronic products have become smaller, lighter and more portable. To meet the challenges represented by the increased complexity of miniaturization, form and weight requirements, OEMs have increasingly turned to flexible circuit interconnect solutions because they decrease the weight and expense of connectors and other packaging components, conform to contoured, ergonomic shapes or small spaces and provide mechanical flexure. The Company's products consist of flexible circuits with high to mid-range tolerances and may include other secondary finishing or assembly operations. The high-end flexible circuits generate the highest gross margin percents. The mid-range or standard flexible circuits with components added through the performance of additional assembly steps garner lower gross margin percents due to higher material costs and the increased number of competitors.

Historically, the Company's wire operations produced a variety of small lead wire assemblies primarily for computer disk drives. The disk drive industry has transitioned away from lead wire assembly interconnects to integrated interconnects such as the Company's Head Interconnect Flex ("HIF"), Flex suspension assembly ("FSA") and BridgeFlex ("BFC") products. This transition has had a significant impact on the Company's operations over the last three years as it has had to manage the rapid increase in its flexible circuit business while controlling the rapid drop in its lead wire assembly operations. Lead wire assembly sales constituted less than 1% of fiscal 2000 consolidated revenues, 26% of fiscal 1999 revenues and over 72% of fiscal 1998 revenues.

While the trend toward miniaturization and portability increases product complexity, electronic OEMs face escalating time to market, cost and global sourcing requirements. In response, the Company has established manufacturing facilities in Thailand that have lower cost structures and closer proximity to the Company's OEM customer base. The Company believes it is a preferred supplier for the majority of its customers' high-end and high-volume flexible circuit interconnect requirements.

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

These capabilities enable circuits to solve many of the challenges faced by electronic OEMs who currently use traditional interconnection devices. Products which currently use polyimide flexible circuit interconnect assemblies include notebook computers, portable communication devices such as cellular telephones, pagers and personal digital assistants ("PDAs"), printers, scanners and data storage devices such as HDDs, tape drives and arrays, and high-end consumer electronic products such as compact disk players, cameras and camcorders. New, rapidly growing applications for polyimide flexible circuit interconnect assemblies include high-density interposers and other chip carrier packaging applications.

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

CURRENT PRODUCT APPLICATIONS
The Company provides flexible circuit interconnect products to a diverse group of markets. Historically, the HDD market has represented the largest component of the Company's sales at 59%, 74% and 85% of total sales for 2000, 1999 and 1998. Through the ADFlex acquisition and new market expansion efforts, the Company is continuing its efforts to reduce the impact of cyclicality of the HDD industry on its business. However, net sales attributable to this market are expected to continue to represent a large component of total sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry has had and may continue to have a material adverse effect on the Company's operating results.

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

COMPUTER AND OTHER. Early applications for flexible circuits in notebooks were mainly as interconnects from the motherboard to the LCD and as shielded jumpers. More recently, systems have used as many as ten flexible circuit interconnects per notebook, including PCMCIA connector/flex jumpers, LED/speaker flexible circuit assemblies, track ball/mouse button flexible circuit assemblies and various other shielded jumpers. A growing number of flexible circuit substrates are being used in semiconductor packaging applications and as interposers for high-density interconnect applications.

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

Because of the Company's focus on leading edge imaging technology, its customers include a number of the leading technology companies in the world including Acer, Alps, Compaq, Dell, Digital Equipment, General Electric, Hewlett Packard, IBM, Iomega, Littelfuse, Lucent, Maxtor, Medtronic, Motorola, Nokia, Philips, Qualcomm, Quantum, ReadRite, SAE Magnetics, Samsung, Seagate, Staktek, Storage Tek, Xerox and other leading electronic OEMs.

Even though the Company's customer mix will change from period to period in the future, the Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, communications and high-end consumer markets has had and may continue to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

RESEARCH AND DEVELOPMENT
The Company continually engages in research, development and engineering activities. The Company's goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 2000, 1999 and 1998, the Company spent approximately $3,472,000, $2,878,000 and $2,356,000 on research and development. The Company's research and development effort is concentrated on improving and increasing the long run flexible circuit manufacturing capabilities for both adhesiveless and adhesive based flexible circuits, developing a high-quality source of material for double-sided flexible circuit applications and improving the attachment process for the new FSA product.

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

In mid 1995, ADFlex acquired a manufacturing facility located in Agua Prieta, Mexico. In connection with this acquisition, ADFlex conducted an environmental study of the facility that indicated there was contamination by hazardous materials in the soil and groundwater. Pursuant to the purchase agreement, the sellers submitted a remediation plan to the appropriate Mexican authorities which was approved in May 1997. Subsequent remediation was completed in December 1997. The seller is awaiting acknowledgment that the remediation plan has been approved and no further action is required by the Mexican authorities. The seller's obligation for the cost of remediation is limited to $2.5 million. A total of $1.0 million originally was held in escrow pending the seller's performance of its environmental obligations under the agreement. One third of the escrow balance was used to conduct the remediation and two thirds has been released to the seller.

The Company believes it has been operating its facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, the Company implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by the Company and could adversely affect the results of operations of the Company. The Company does not anticipate any material amount of environmental-related capital expenditures in fiscal 2001.

BACKLOG
The backlog for the Company's continuing operations was $19.1 million, $36.6 million and $15.2 million at September 30, 2000, 1999 and 1998. The increase in the 1999 backlog is due to the ADFlex acquisition. The Company's backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by the Company as firm orders that are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 2000 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

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

The flexible circuit interconnect market is highly competitive. The Company experiences competition world-wide from a number of leading foreign and domestic providers such as Minnesota Mining and Manufacturing ("3M") and Sumitomo for high-end applications, and Nippon Mektron ("NOK"), Fujikura Ltd. ("Fujikura"), Nitto Denko, Multi-Fineline Electronix, Inc. ("M-Flex"), Sheldahl Inc. ("Sheldahl") and Parlex Corporation ("Parlex") for mid-range applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than the Company with greater financial and other resources. M-Flex, Sheldahl and Parlex are US-based flexible circuit manufacturers that have lower sales of polyimide flexible circuits than the Company and have historically targeted suppliers of computers, communication and automotive services and the military. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company's markets. Finally, as many of the Company's competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies.

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

The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions that adversely affect operating results. The Company will be required to make a continued high level of investment in product development and research, sales and marketing, and ongoing customer service and support to remain competitive. There can be no assurance that existing or future competitors will not be able to duplicate the Company's strategies or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

EMPLOYEES
As of September 30, 2000, the Company had a total of 5,251 employees. Of these employees, 120 were based at the Company's Maple Plain, Minnesota facility; 312 were based in Chandler, Arizona; 387 were based in Litchfield, Minnesota; 15 were based in Agua Prieta, Mexico and 4,417 were based in Thailand.

The Company has transferred operations from its Agua Prieta, Mexico facility to Lamphun Thailand. Those Mexican employees impacted by this transfer were paid severance in accordance with Mexican labor laws.

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

SUPPLIERS
The Company purchases raw circuit materials, process chemicals and various components from multiple outside sources. For components, the Company typically makes short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to twelve month periods. These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for the Company. In most cases, suppliers are approved, and are often dictated by the Company's customers. For process chemicals, the Company relies on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. The Company has attempted to mitigate these risks by identifying stable companies with leading technology and delivery positions.

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

         ASSEMBLY AND TEST TECHNOLOGY. The Company applies advanced assembly and test technology to provide flexible circuit interconnect assemblies to its customers. The Company assembles passive electrical and various mechanical components, including connectors, stiffeners, diodes, formed metal parts and other devices to its flexible circuits using primarily manual processes in its plants in Thailand. The Company also performs advanced direct die attach and assembly of integrated circuit devices as well as the functional testing of these flexible circuit assemblies. Assembling these components directly onto the flexible circuit increases performance and reduces space, weight and cost.

MANUFACTURING
The Company has developed a manufacturing process that combines the use of technology with the deployment of human resources in a geographic and organizational manner that allows the Company to compete on a pure cost basis, if necessary, with suppliers of similar products throughout the world. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. The Chandler facility is ISO 9001 certified and the Lamphun Thailand operation has received ISO 9002 certification.

The Company believes it enjoys a cost advantage based on a manufacturing process designed to optimize the utilization of automation, labor and capital, and a manufacturing process and technology with better yield, material utilization and throughput relative to its competitors. The Company also believes that integrating assembly technology with manufacturing technology and high-volume production capabilities will over time provide improvements in its production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times, improved account control and increased leverage over expenses. In addition, the Company has expanded its Thailand manufacturing operation. The Company anticipates that the expanded Thailand facility will enable it to attain significant cost reductions that are crucial to mitigating competitive price pressures in Asia and help sustain the Company's implementation of a complete flexible circuit interconnect solution including design, fabrication, assembly and testing.

FOREIGN SALES AND OPERATIONS
The Company has finishing, assembly and inspection facilities located in Korat and Lamphun, Thailand. While the Company believes it has established good relationships with its local labor forces and the local governments, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risks include currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, potentially limited intellectual property protection, potential cross border shipment delays, changes in political climate, difficulties in coordinating and managing foreign operations, foreign labor issues, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company.

While Innovex transacts business predominantly in U.S. Dollars and the majority of its net sales are collected in U.S. Dollars, an increasing portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business. The forward exchange contracts generally require the Company to exchange foreign currencies for U.S. Dollars at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction and remeasurement exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income as incurred. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company.

Although a large portion of the sales and expenses for the Thailand operation are denominated in U.S. Dollars, an increasing portion of the sales are denominated in Thai Baht due to the purchase of the Company's Thailand subcontractor in October 1999. The Thai Baht experienced significant fluctuations in relation to the U.S. Dollar during portions of 1999 and 2000. The fluctuations did not have a significant impact on the Company's results of operations for those years. However, there can be no assurance that future currency fluctuations will not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

In total, at September 30, 2000, the Company leased or owned approximately 711,000 square feet of manufacturing and other space. The Company's significant facilities are as follows:

FUNCTIONS                          LOCATION (NUMBER OF FACILITIES)      SQUARE FEET     OWNED/LEASED      EXPIRATION
---------                          -------------------------------      -----------     -------------     ----------
Executive Offices and              Maple Plain, Minnesota (one)          80,000         Owned             N/A
Research and Development

Sales and Support; Research and    Chandler, Arizona (one)              150,000         Leased            June 2003
Development: Circuit
Fabrication

Held for disposition               Agua Prieta, Mexico (one)            161,000         Owned             N/A

Circuit inspection and             Korat Thailand (one)                  30,000         Owned             N/A
finishing

Circuit Finishing and              Lamphun Thailand (two)                15,000         Owned             N/A
Assembly; Sales and Support                                             140,000         Owned             N/A

Circuit Fabrication                Litchfield, Minnesota (five)          55,000         Owned             N/A
                                                                         15,000         Owned             N/A
                                                                         10,000         Owned             N/A
                                                                         51,000         Owned             N/A
                                                                          4,000         Owned             N/A

The Company constructed the building in Maple Plain, Minnesota to be used for the manufacturing of materials for use in double-sided flexible circuit production, research and development and corporate offices. The Company obtained the Arizona, Mexico and Thailand facilities during fiscal 1999 as part of the ADFlex acquisition. The Lamphun Thailand facility was completed in February 1999 and will be used for circuit finishing and assembly. In November 1999, the Company made the determination to close the Mexican facility and combine its operations with those in Thailand to reduce excess manufacturing capacity. The Korat Thailand facility was obtained in October 1999 with the acquisition of the Company's Thailand subcontractor. The Company believes that the facilities in Arizona, Minnesota and Thailand are adequate to meet its current requirements, and that suitable additional space or substitute space is readily available as needed.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to, and none of its property is the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Name                         Age    Position
----                         ---    --------

Thomas W. Haley              64     Chairman, and Director of the Company

William P. Murnane           38     President and Chief Executive Officer

Allan J. Chan                50     Senior Vice President, Sales and Marketing

Brian R. Dahmes              40     Vice President, Managing Director, Innovex
                                    (Thailand)

Douglas W. Keller            42     Vice President, Finance

Srinivas Kuchipudi           32     Vice President, Operations

Timothy S. McIntee           42     Senior Vice President, Corporate

Venkatraman B. Rao, Ph.D.    48     Vice President, Research & Development

Mr. Haley served as President of the Company from 1972 to 1988 and Chief Executive Officer from 1988 through 1999. He has been a Director and Chairman of the Company since its inception in 1972.

Mr. Murnane was promoted to President and Chief Operating Officer in July 1998 and to Chief Executive Officer in January 2000. Mr. Murnane joined the Company in July 1995 as Vice President. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten-year career at United Parcel Service.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK INFORMATION
The Company's common stock is traded in the over-the-counter market under the symbol "INVX." The table below sets forth the high and low closing sale prices as reported by NASDAQ. As of November 24, 2000, the Company had 655 shareholders of record. The Company has not paid a dividend since November 1999. The Company's intention is to continue this policy.

Price Range of Common Stock                                  2000                      1999
                                                   ---------------------------------------------------
                                                     High          Low         High           Low
------------------------------------------------------------------------------------------------------
First Quarter                                      $11-1/16       $7-1/2     $17-15/32       $9-5/16
Second Quarter                                      12-1/4         8-3/8      19-1/2         12-3/4
Third Quarter                                       10-3/8         7-1/8      14-3/8         12-5/8
Fourth Quarter                                      15-1/4         9-1/2      15-3/8          8-9/16

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five-year period ended September 30, 2000. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

Years Ended September 30,                         2000            1999            1998            1997           1996
--------------------------------------------------------------------------------------------------------------------------
Net sales                                     $164,461,510    $103,197,766     $96,277,930    $142,003,743    $69,570,222
Net income (loss)                              (11,054,410)      6,558,534      15,911,079      35,093,603     13,121,006
Net income (loss) per share:
  Basic                                             ($0.75)          $0.44           $1.08           $2.43          $0.93
  Diluted                                           ($0.75)          $0.44           $1.05           $2.31          $0.91
Cash dividends per share                             $0.04          $0.155          $0.135          $0.113         $0.088
Total assets                                   167,679,892     178,806,124     109,651,849      97,274,754     58,244,346
Long-term debt, less current maturities         21,003,284      26,375,546         755,024         950,733      1,063,253
Stockholders' equity                            96,396,047     107,134,199     102,418,060      86,817,374     48,400,116


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY
The Company reported a net loss of ($11,054,000), or ($0.75) basic and diluted net income per share for the fiscal year ended September 30, 2000. This compares to net income of $6,559,000, $0.44 basic and diluted net income per share in fiscal 1999 and $15,911,000, $1.08 basic and $1.05 diluted net income per share in 1998. Fiscal 2000 results decreased as compared to fiscal 1999 primarily due to charges to restructure the Company's manufacturing operations by eliminating excess capacity, moving operations from Mexico to Thailand and closing the Mexican facility. The decrease is also due to operating losses generated by the acquired ADFlex operation and increased interest expense as a result of the ADFlex acquisition. Revenue related to the acquired ADFlex operation decreased throughout fiscal 2000 as a result of pre-acquisition customer service and quality issues and the operations relatively high cost structure. During fiscal 2000, Innovex took the steps necessary to turn the operation around. The higher cost Mexican facility was closed with operations being transferred to the expanded lower cost Lamphun Thailand facility and the manufacturing, customer service and quality areas were strengthened. At the end of fiscal 2000, the Company began to see a resurgence of orders related to the acquired operation and as a result, expects improving revenue and operating results from the acquired ADFlex operation in fiscal 2001.

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

The decrease in gross margin percent in fiscal 2000 was primarily due to the inclusion of lower margin revenue related to the acquired ADFlex operation. The acquisition related revenue generates a lower gross margin percent than Innovex's high-end flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the acquired ADFlex operation are also lower due the higher level of fixed costs related to the operation. The drop in gross margin percent during 1999 as compared to 1998 was due to several factors, the inclusion of 8 weeks of lower margin ADFlex related sales, reduced yields and costs related to an aggressive new product ramp up in production concurrent with new flexible circuit capacity installation and due to lower shipments of lead wire assemblies reducing the leverage of the fixed overhead costs related to their production.

Operating expenses were 14.5% of revenue in fiscal 2000 as compared to 13.9% and 12.0% of revenue in fiscal years 1999 and 1998, respectively. The increase in fiscal 2000 operating expenses is a result of amortization of intangibles related to the ADFlex acquisition and the acquisition of the Company's Thailand subcontractor and higher engineering expenses related to the development of a base material manufacturing process at the Company's new Maple Plain facility. The increase in operating expenses as a percent of sales for 1999 over 1998 is primarily due to increases in marketing, professional and legal expenses.

RESULTS OF OPERATIONS
NET SALES. The Company's net sales of $164,462,000 for fiscal 2000 increased 59% from fiscal 1999 net sales of $103,198,000. The increase in 2000 over 1999 was due, in part to the increase in flexible circuit revenue from the disk drive industry. In addition, a large portion of the increase was due to revenue generated from the telecommunication, network system, consumer and other industries related to the August 1999 acquisition of ADFlex. These increases offset a reduction in revenue generated from lead wire interconnects as the disk drive industry transitioned to integrated interconnects including the Company's Head Interconnect Flex (HIF) and Flex Suspension Assembly (FSA). Less than 1% of revenue for fiscal 2000 was generated by lead wire assemblies as compared to 26% for fiscal 1999.

Net sales for fiscal 1999 were $103,198,000, a 7% increase from 1998 net sales of $96,278,000. The increase in 1999 over 1998 was primarily due to the fourth quarter results including eight weeks of operating results related to the acquisition of ADFlex Solutions, Inc. Excluding the acquisition related revenue, net sales would have decreased by 14%. Fiscal 1999 revenue was impacted by the transition of the disk drive industry from traditional lead wire interconnects to integrated interconnects including the Company's Head Interconnect Flex
(HIF). The large increase in these flexible circuit sales to the disk drive industry did not offset the phase out of lead wire assembly revenue. This was due in part to continued disk drive industry softness as a result of an over supply of disk drives and due to a reduction in the number of disk drives kept in inventory by computer manufacturers that have adopted a build-to-order business model. Also contributing to the sales decrease was a reduction in the average number of heads per disk drive. This reduction is the result of an increasing number of low-cost disk drives being sold and as a result of the use of magneto resistive (MR) and Giant Magneto Resistive (GMR) disk drive heads which increase the storage capacity per disk drive platter and reduce the number of heads required to provide the same disk drive capacity.

Revenue from the disk drive industry generated 59% of fiscal 2000 revenue and is expected to be a similar percentage during fiscal 2001. In addition, during fiscal 2000, 15% of the revenue was generated by flexible circuits for consumer applications, 11% from network system applications, 9% from telecommunications applications and 6% from applications from other industries. The acquisition of ADFlex has reduced the Company's dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Fiscal 2001 should benefit from continued growth in the demand for high technology flexible circuit products including the Company's HIF and FSA. Significant progress has been made in gaining customer acceptance of the Company's FSA product that will be integral to increasing revenue in fiscal 2001.

Export sales accounted for 73% of the Company's revenue in fiscal 2000 as compared to 74% for 1999 and 83% for 1998, reflecting the high level of interconnect shipments to electronic manufacturers in Asia. A significant portion of the remaining domestic sales are subsequently shipped internationally by the Company's customers.

GROSS MARGIN. The Company's gross profit as a percent of sales for fiscal 2000 decreased to 15.0%, from the 26.1% reported for fiscal 1999. The decrease was primarily due to fiscal 2000 including lower margin revenue related to the acquired ADFlex operation. The acquisition related revenue generates a lower gross margin percent than the high-end Innovex flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the acquired ADFlex operation are also lower due the level of fixed costs related to the operation. The Company anticipates growing gross margin percents on the pre-acquisition Innovex revenue during fiscal 2001 through improved yield performance and increased utilization of the high volume manufacturing facility. Gross margins on the revenue generated by the acquired operations are expected to improve as a result of the transfer of manufacturing operations from Mexico to Thailand and other cost saving initiatives.

The Company's gross profit margin decreased to 26.1% of sales in fiscal 1999 as compared to 33.3% in 1998. The decrease in 1999 was partially due to the fourth quarter results including eight weeks of operating results related to the acquisition of ADFlex Solutions, Inc. The ADFlex revenue generates a lower gross margin percent than the existing Innovex flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the pre-purchase high-end flexible circuit revenue were lower in the fourth quarter due to reduced yields and costs related to an aggressive new product ramp up in production concurrent with new capacity installation. In addition, the fiscal 1999 gross margin percent decreased due to lower shipments of lead wire assemblies reducing the leverage of the fixed overhead costs related to their production.

OPERATING EXPENSES. Selling, general and administrative expenses were 9.8% of net sales in 2000 as compared to 9.5% in 1999 and 7.7% in 1998. The increase in selling, general and administrative expenses in fiscal 2000 over 1999 is the result of the amortization of intangibles related to the ADFlex and the Thailand subcontractor acquisitions. The increase in operating expenses as a percent of sales for 1999 as compared to 1998 is primarily due to the decrease in revenue and an increase in marketing, professional and legal expenses. Increases in marketing expenses were incurred to expand efforts to diversify the Company's revenue base and increases in professional services were due to consultants being retained to improve the manufacturing operation efficiency. Fiscal 2001 operating expenses should decrease as a percent of sales as a result of modest increases in spending offset by the expected increase in revenue from the Company's FSA product and other new product applications.

Engineering expense increased to 4.7% of net sales in fiscal 2000 from 4.4% in 1999 and 4.3% in 1998. The increase in operating expenses as a percent of sales for fiscal 2000 is due to an increase in engineering expense related to the development of base material manufacturing process in the new Maple Plain Minnesota facility. Engineering spending remained relatively stable in fiscal 1999 as compared to 1998. The fiscal 2000 and 1999 spending was concentrated on FSA development and the development of a process to manufacture material for use in producing double sided, plated through-hole flexible circuits. Fiscal 2001 engineering spending is expected to concentrate on technologies related to the material producing capability, FSA capabilities, semiconductor packaging substrates and other high-end flexible circuit technology development.

RESTRUCTURING CHARGES. A restructuring charge of $13,785,000 was recorded during the first quarter of fiscal 2000 related to the restructuring of the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The majority of this charge includes employee severance, asset impairment of property and equipment and facility abandonment costs. The restructuring is expected to significantly reduce operating costs as a result of consolidating facilities and the lower Thailand cost structure. A change in estimate was made in the fourth quarter to reduce employee termination benefits by $1.5 million and increase facility abandonment charges by $1.5 million. This was the result of higher turnover than projected and higher than expected costs to dispose of the Mexican facility. A $184,000 reduction in estimated restructuring charges was recorded in the third quarter primarily related to the lead wire product line disposition.

Restructuring charges for fiscal 1999 included a $2.8 million charge related to the discontinuation of the lead wire assembly product line and charges of $1.7 million related to the disposition of Iconovex, Innovex's software division.

INTEREST INCOME (EXPENSE). Interest income decreased to $524,000 in fiscal 2000 from $2,035,000 and $2,029,000 in 1999 and 1998, respectively. The decrease in fiscal 2000 corresponds to the reduction in the Company's excess cash as a result of the ADFlex acquisition and the high level of capital expenditures in fiscal 2000. Interest expense increased to $3,193,000 in 2000, from $467,000 in 1999 and $69,000 in 1998. Interest expense increased substantially in fiscal 2000 related to the new $40 million credit facility put in place related to the ADFlex acquisition.

OTHER INCOME (EXPENSE). Net other expense for fiscal 1999 included a $630,000 charge related to the settlement of threatened litigation by a former director of the Company.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was ($15,570,000) for fiscal 2000 as compared to $9,239,000 for 1999 and $22,654,000 for 1998. As a percent of net sales, income before provision for income taxes was (9.5%) for 2000 as compared to 9.0% and 23.4% for 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased by $23,863,000 to $1,678,000 at September 30, 2000. Net cash provided by operating activities decreased in 2000 to $766,000 from $26,215,000 in 1999 and $32,207,000 in 1998. The reduction in cash and short-term investments and in net cash provided by operating activities during fiscal 2000 was primarily due to charges to restructure the Company's manufacturing operations, temporary increases in inventory as a result of the move from Mexico to Thailand, operating losses generated by the acquired ADFlex operation and increased interest expense. The Company invested approximately $24 million in capital expenditures in both fiscal 2000 and 1999. These capital expenditures in both fiscal 2000 and 1999 include additional equipment to increase the capacity of the automated flexible circuit production facility in Litchfield, Minnesota and the costs to construct and equip a material manufacturing facility. In addition, fiscal 2000 included capital expenditures to increase the capacity of the Lamphun Thailand facility as part of the manufacturing restructuring plan to close the Mexican facility and move the operation to Thailand. The increase in 1998 cash and short-term investments was primarily due to cash flows from operations. During fiscal 1998, the Company invested approximately $13 million in capital expenditures. These expenditures included a portion of the costs to construct and equip an automated flexible circuit production facility. This facility was constructed to meet the expected demand for high-volume applications including the HIF, FSA and semiconductor packaging related products. The Company also acquired the assets and operations of its Thailand subcontractor in October 1999 for $3,750,000.

On September 15, 1999, the Company entered into a new credit facility arranged by Norwest Bank Minnesota N.A. which includes U.S. Bank N.A. as an additional lender. The facility was put in place to pay off all outstanding balances existing at the time of the ADFlex acquisition under the Credit Agreement among ADFlex, BankBoston N.A. and Bank Boston N.A. as Agent for Lenders, as amended, as required by the ADFlex merger agreement. The new credit facility consists of a $15.0 million, five-year revolving line of credit and a $25.0 million, five-year term loan with equal principal payments due each quarter commencing on October 1, 2000 and continuing through the September 14, 2004 maturity date. At September 30, 2000, $25 million was outstanding under the term loan and $9.7 million was outstanding under the revolving line of credit.

Working capital decreased by $24,724,000 to $6,297,000 at September 30, 2000. The Company's current ratio was 1.1 to 1 at fiscal 2000 year-end, compared to
1.7 to 1 at the end of fiscal 1999. The decrease is primarily due to the reduced level of cash and short term investments and the increase in current maturities of long term debt.

Net property, plant and equipment increased by $7 million to $94,520,000 at September 30, 2000. The increase was due to capital expenditures related to increasing the capacity of the automated flexible circuit production facility in Litchfield, Minnesota, capital expenditures to expand the Lamphun Thailand facility capacity and a portion of the costs to construct and equip a new material manufacturing facility in Maple Plain, Minnesota offset by assets disposed of as part of the manufacturing restructuring including the closing of the Agua Prieta Mexico facility. Intangible assets increased $2.2 million to $7.1 million at September 30, 2000 primarily as a result of the acquisition of the Company's Thailand subcontractor.

Long-term debt, net of current maturities, decreased by $5 million as a portion of the credit facility entered into in 1999 as a result of the ADFlex acquisition is payable in fiscal 2001 and was transferred to current maturities of long-term debt. The ratio of long-term debt to stockholders' equity was .218 at September 30, 2000 compared to .246 at the end of fiscal 1999.

Management has entered into negotiations for obtaining additional credit facilities that would be secured by the receivables, inventory and assets held by the Company in Thailand. Management believes the establishment of a credit facility secured by Thailand assets, existing credit facilities, cash and investments and cash generated from operations will provide an adequate source of funds to support projected working capital and capital expenditures in fiscal 2001.

FORWARD-LOOKING INFORMATION
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FSA and semiconductor packaging substrates, the impact of competitive products and pricing, the development and implementation of a materials manufacturing process, the transfer of Mexican operations to Thailand and the associated rapid expansion of the Thailand manufacturing capabilities, interruptions in the operations the Company's single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company's revenue is generated from the disk drive, consumer electronics, network system and telecommunication industries and any changes in the structure, technology or outlook of these industries could have a significant impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. While the Company transacts business predominately in U.S. Dollars and a majority of its net sales are collected in U.S. Dollars, a material portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company's cost of goods sold and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business to manage its risk exposure, not as speculative instruments. Typically, these contracts have maturities of 2 months or less. The forward exchange contracts generally require the Company to exchange foreign currencies for U.S. Dollars at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income.

The Company periodically reviews the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short, balanced) for those currencies in which the Company has significant activity. Expected future cash flow positions and strategies are continuously monitored. At September 30, 2000, the Company had three open forward exchange contracts to sell Thai Baht for a total of 280,000,000 Thai Baht. No assurance can be given that the Company's hedging strategies will prevent future currency fluctuations from adversely affecting the Company's business, financial condition, results of operations and cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL DATA

                                                                           Page
Report of Independent Certified Public Accountants                         18
Consolidated Balance Sheets at September 30, 2000 and 1999                 19
Consolidated Statements of Operations for each of the three years in
 the period ended September 30, 2000                                       20
Consolidated Statements of Stockholders' Equity for each of the three
 years in the period ended September 30, 2000                              21
Consolidated Statements of Cash Flows for each of the three years in
 the period ended September 30, 2000                                       22
Notes to Consolidated Financial Statements                                 23-31
Quarterly Financial Data (unaudited)                                       31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Innovex, Inc.


We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Innovex, Inc. and Subsidiaries to Form 10-K for each of the three years in the period ended September 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                       \s\ Grant Thornton LLP


Minneapolis, Minnesota
November 3, 2000

CONSOLIDATED BALANCE SHEETS
INNOVEX, INC. AND SUBSIDIARIES

                                                                 September 30,
Assets                                                      2000              1999
---------------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                  $  1,673,486      $  6,231,430
  Short-term investments                                       5,000        19,310,000
  Accounts receivable, less allowance for doubtful
    accounts of $668,000 (1999 - $1,825,000)              23,834,538        28,498,621
  Inventories                                             21,570,553        15,891,945
  Income taxes receivable                                  2,182,924                --
  Other                                                    7,311,184         6,385,053
                                                    -----------------------------------
    Total current assets                                  56,577,685        76,317,049

Property, plant and equipment - at cost:
  Land and land improvements                               3,910,885         3,060,441
  Buildings and leasehold improvements                    41,876,806        26,565,421
  Machinery and equipment                                 57,320,757        67,125,169
  Office furniture and fixtures                            9,366,134         9,147,491
                                                    -----------------------------------
                                                         112,474,582       105,898,522
  Less accumulated depreciation and amortization          17,954,656        18,740,285
                                                    -----------------------------------
    Net property, plant and equipment                     94,519,926        87,158,237

Intangible assets, net of accumulated
  amortization of $1,326,000 (1999 - $506,000)             7,089,649         4,841,025
Deferred income taxes                                      9,445,162        10,442,908
Other assets                                                  47,470            46,905
                                                    -----------------------------------
                                                        $167,679,892      $178,806,124
                                                    ===================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                  $  7,198,411      $    307,702
  Line of credit                                           9,700,000         9,163,931
  Accounts payable                                        24,872,142        25,104,517
  Accrued compensation                                     2,173,881           932,573
  Income taxes payable                                            --           592,264
  Other accrued liabilities                                6,336,127         9,195,392
                                                    -----------------------------------
    Total current liabilities                             50,280,561        45,296,379

Long-term debt, less current maturities                   21,003,284        26,375,546
Commitments and contingencies                                     --                --

Stockholders' equity:
  Common stock, $.04 par value; 30,000,000 shares
    authorized, 14,930,286 shares issued and
    outstanding (1999 - 14,822,104)                          597,211           592,884
  Capital in excess of par value                          17,086,609        16,181,730
  Retained earnings                                       78,712,227        90,359,585
                                                    -----------------------------------
    Total stockholders' equity                            96,396,047       107,134,199
                                                    -----------------------------------
                                                        $167,679,892      $178,806,124
                                                    ===================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INNOVEX, INC. AND SUBSIDIARIES

                                                                 For the years ended September 30,
                                                           2000                1999                1998
------------------------------------------------------------------------------------------------------------
Net Sales                                             $ 164,461,510       $ 103,197,766       $  96,277,930

Costs and Expenses:
  Cost of sales                                         139,842,670          76,277,451          64,225,956
  Selling, general and administrative                    16,088,830           9,787,555           7,372,209
  Engineering                                             7,730,571           4,580,774           4,148,895
  Asset impairment                                        6,605,357           1,762,916                  --
  Restructuring charges                                   6,995,800           2,697,654                  --
  Interest expense                                        3,193,158             467,050              68,510
  Interest income                                          (524,300)         (2,034,500)         (2,029,496)
  Other (income) expense                                     99,029             420,332            (162,223)
                                                   ---------------------------------------------------------
                                                        180,031,115          93,959,232          73,623,851
                                                   ---------------------------------------------------------

Income (Loss) Before Provision For Income Taxes         (15,569,605)          9,238,534          22,654,079
Provision For Income Taxes                                4,515,195          (2,680,000)         (6,743,000)
                                                   ---------------------------------------------------------
Net Income (Loss)                                     ($ 11,054,410)      $   6,558,534       $  15,911,079
                                                   =========================================================

Net Income (Loss) Per Share:
  Basic                                               ($       0.75)      $        0.44       $        1.08
                                                   =========================================================
  Diluted                                             ($       0.75)      $        0.44       $        1.05
                                                   =========================================================

Common and Common Equivalent Shares Outstanding:
  Basic                                                  14,838,082          14,798,442          14,695,214
  Diluted                                                14,838,082          15,071,229          15,125,790
                                                   =========================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INNOVEX, INC. AND SUBSIDIARIES

                                                                          Capital in                           Total
                                                           Common         Excess of         Retained       Stockholders'
For the years ended September 30, 2000, 1999 and 1998       Stock         Par Value         Earnings           Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1997                             $     584,780    $  14,065,186    $  72,167,408     $  86,817,374

Shares issued through exercise of stock options                6,404        1,120,359               --         1,126,763
Tax benefits derived from exercise of stock options               --          546,805               --           546,805
Dividends paid ($0.135 per share)                                 --               --       (1,983,961)       (1,983,961)
Net income                                                        --               --       15,911,079        15,911,079
                                                     --------------------------------------------------------------------
Balances at September 30, 1998                               591,184       15,732,350       86,094,526       102,418,060

Shares issued through exercise of stock options                1,700          373,451               --           375,151
Tax benefits derived from exercise of stock options               --           75,929               --            75,929
Dividends paid ($0.155 per share)                                 --               --       (2,293,475)       (2,293,475)
Net income                                                        --               --        6,558,534         6,558,534
                                                     --------------------------------------------------------------------
Balances at September 30, 1999                               592,884       16,181,730       90,359,585       107,134,199

Shares issued through exercise of stock options                3,902          639,243               --           643,145
Tax benefits derived from exercise of stock options                           179,058               --           179,058
Shares issued through employee stock purchase plan               425           86,578               --            87,003
Dividends paid ($0.04 per share)                                  --               --         (592,948)         (592,948)
Net loss                                                          --               --      (11,054,410)      (11,054,410)
                                                     --------------------------------------------------------------------
Balances at September 30, 2000                         $     597,211    $  17,086,609    $  78,712,227     $  96,396,047
                                                     ====================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INNOVEX, INC. AND SUBSIDIARIES

                                                                   For the years ended September 30,
                                                                2000             1999             1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $(11,054,410)    $  6,558,534     $ 15,911,079
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                             11,617,362        7,197,982        6,960,581
    Deferred income taxes                                      2,078,647          742,106          992,927
    Restructuring charges                                     13,601,157        4,460,570               --
    Other non-cash items                                        (833,546)        (123,483)         540,564
    Changes in operating assets and liabilities, net of
        business acquisitions and restructurings:
          Accounts receivable                                  4,482,715         (562,137)      11,121,212
          Inventories                                         (6,008,555)        (262,769)       1,094,814
          Other current assets                                (2,007,031)       1,637,335         (609,670)
          Accounts payable                                      (232,375)       6,252,826         (921,974)
          Other current and long-term liabilities             (8,102,443)        (937,869)      (1,626,823)
          Income taxes                                        (2,775,188)       1,251,809       (1,255,954)
                                                        ---------------------------------------------------
Net cash provided by operating activities                        766,333       26,214,904       32,206,756

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (23,887,714)     (22,598,839)     (12,730,141)
  Business acquisition                                        (3,750,000)     (35,967,038)              --
  Proceeds from sale of assets                                   713,549        2,109,467        1,169,936
  Purchase of held-to-maturity securities                             --      (31,090,000)     (44,749,000)
  Sales and maturities of held-to-maturity securities         19,305,000       52,214,000       32,755,000
  Other assets                                                   (75,886)              --               --
                                                        ---------------------------------------------------
Net cash used in investing activities                         (7,695,051)     (35,332,410)     (23,554,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                          (889,342)        (669,654)        (216,709)
  Payment of bank debt acquired in business acquisition               --      (33,248,281)              --
  Net proceeds on line of credit                                 536,069        9,163,931               --
  Issuance of long-term debt                                   2,407,789       25,000,000               --
  Proceeds from exercise of stock options                        822,203          375,151        1,126,763
  Proceeds from employee stock purchase plan                      87,003               --               --
  Dividends paid                                                (592,948)      (2,293,475)      (1,983,961)
                                                        ---------------------------------------------------
Net cash provided by (used in) financing activities            2,370,774       (1,672,328)      (1,073,907)
                                                        ---------------------------------------------------
Increase (decrease) in cash and equivalents                   (4,557,944)     (10,789,834)       7,578,644
Cash and equivalents at beginning of year                      6,231,430       17,021,264        9,442,620
                                                        ---------------------------------------------------
Cash and equivalents at end of year                         $  1,673,486     $  6,231,430     $ 17,021,264
                                                        ===================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest was approximately $2,743,000; $895,000 and $66,000 in 2000, 1999 and 1998.

Income tax payments were approximately $0; $2,181,000 and $7,005,000 in 2000, 1999 and 1998.

Tax benefits derived from exercise of stock options totaling approximately $179,000; $76,000 and $547,000 in 2000, 1999 and 1998 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES
September 30, 2000, 1999 and 1998

NOTE A. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a diversified manufacturer of electrical components for the computer, network systems, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company's revenues, operating profits (losses) and assets relate to one operating unit involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Chandler, Arizona; Litchfield and Maple Plain, Minnesota and Thailand.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal years ended September 30, 2000, 1999 and 1998 include fifty-two weeks, fifty-two weeks and fifty-three weeks of operations.

FOREIGN CURRENCY TRANSLATION - The Company uses the United States Dollar as its functional currency for its subsidiaries in Mexico and Thailand. Remeasurement gains and losses, resulting from the process of remeasuring the financial statements of these foreign subsidiaries into U.S. Dollars, are included in operations.

FOREIGN EXCHANGE INSTRUMENTS - The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the Company to exchange Thailand Baht for U.S. dollars or U.S. Dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income. At September 30, 2000, the Company had open forward exchange sale contracts totaling 280,000,000 Thailand Baht, approximately $6.4 million, maturing through October 27, 2000. At September 30, 1999, there were no open forward currency exchange contracts. The Company does not enter into forward contracts for trading purposes.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, which consist of money market funds and weekly put bonds, totaled $1,559,000 at September 30, 1999 and are recorded at cost, which approximates market value. Debt securities have been classified as held-to-maturity securities, which are reported at amortized cost.

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

NET INCOME (LOSS) PER SHARE - The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 631,543, 193,650 and 196,250 shares of common stock with weighted average exercise purchase prices of $15.20, $25.71 and $28.76 were outstanding during 2000, 1999 and 1998, but were excluded from the computation of common share equivalents because they were antidilutive.

REVENUE RECOGNITION - Sales are recorded at the time of shipment and provision for anticipated returns, net of exchanges, is recorded based on historical experience.

USE OF ESTIMATES - Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses and disclosure about contingent assets and liabilities at the date of financial statements. Actual results could differ from these estimates.

STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note F.

RECLASSIFICATIONS - Certain 1999 amounts have been reclassified to conform with 2000 presentation.

NEW PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") issued FASB Interpretation 44, INTERPRETATION OF APB OPINION 25 ("FIN 44") in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 was effective on July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to non-employees, repriced options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 did not have a material effect on options entered into through September 30, 2000.

The FASB has also issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. Management believes the adoption of SFAS 133 will not have a material effect on the consolidated financial statements of the Company.

NOTE B. - BUSINESS ACQUISITION

On October 3, 1999, the Company purchased the assets of its Thailand subcontractor for a total of $3,750,000. The purchase price included $757,000 allocated to property, plant and equipment and $2,993,000 allocated to goodwill and amortized on a straight line basis over 10 years.

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

Current assets                              $33,687
Property, plant and equipment                46,163
Intangible assets                             3,856
Deferred tax assets                          11,929
Other long-term assets                           47
Current liabilities                         (57,221)
Other long-term liabilities                  (1,294)
                                            -------
                                            $37,167
                                            =======


The following unaudited pro forma results of operations for the years ended September 30, 1999 assume the acquisition occurred on October 1, 1998. The pro forma information includes adjustments for depreciation based on the fair market value of the property, plant and equipment acquired, amortization of intangibles arising from the transaction, the reduction of interest expense to reflect the refinancing of the ADFlex credit facility, the reduction of interest income on cash used to complete the acquisition, the elimination of salaries of ADFlex executives terminated in conjunction with the merger and related changes in the provision for income tax expense (in thousands of dollars except per share amounts):

                                               Year Ended
                                                  1999
---------------------------------------------------------
Net sales                                       $215,975
Net loss                                          (6,845)
Net loss per share:
  Basic                                           $(0.46)
  Diluted                                         $(0.46)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the assumed date, nor are they necessarily indicative of future operating results.

NOTE C. - SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of tax exempt municipal bonds that are classified as held-to-maturity securities at September 30, 1999. As of September 30, 1999, a significant portion of the short-term investments had maturities within one year. Gross realized and unrealized gains and losses related to these securities were not material. Proceeds from sales of held-to-maturity securities during 2000, with an amortized cost of $5,684,000, were $5,651,000. During 1999, held-to-maturity securities with an amortized cost of $5,119,022, were sold for proceeds of $5,104,765. Net realized losses on the sale of these securities were immaterial. These proceeds were used to fund capital expenditures during fiscal 2000 and to complete the ADFlex acquisition on August 9 and September 14, 1999.

NOTE D. - INVENTORIES

Inventories are comprised of the following at September 30:

                                                 2000             1999
                                           --------------------------------
Raw materials and purchased parts             $11,803,667       $8,753,336
Work-in-process and finished goods              9,766,886        7,138,609
                                           --------------------------------
                                              $21,570,553      $15,891,945
                                           ================================

NOTE E. - LINE OF CREDIT AND LONG-TERM DEBT

On September 15, 1999 the Company entered into a new credit facility arranged by Norwest Bank Minnesota N.A. which includes U.S. Bank N.A. as an additional lender. The facility was put in place to pay off all outstanding balances existing at the time of the ADFlex acquisition under the Credit Agreement among ADFlex, BankBoston N.A. and Bank Boston N.A. as Agent for Lenders, as amended, as required by the ADFlex merger agreement. The credit facility consists of a $15.0 million, five-year revolving line of credit and a $25.0 million, five-year term loan with equal principal payments due each quarter commencing on October 1, 2000 and continuing through the September 14, 2004 maturity date. Under the terms of the credit facility, any outstanding balance bears interest at Norwest Minnesota, N.A.'s prime interest rate plus an applicable margin ranging from 0 to .25% or LIBOR plus an applicable margin ranging from 1.25% to 3.0% based on the Company achieving certain financial objectives at the end of each quarter. The credit facility is collateralized by all accounts receivable, inventory, equipment and general intangibles of the Company. The Company is required, under the credit agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance at September 30, 2000. At September 30, 2000, $25.0 million was outstanding under the term loan and $9.7 million was outstanding under the revolving line of credit. At September 30, 1999, $25.0 million was outstanding under the term loan and $9.2 million was outstanding under the revolving line of credit. The interest rate for the term loan was 9.69% at September 30, 2000 and the rates for the revolving line of credit ranged from 9.65% to 10.75% at September 30, 2000.

Other long-term debt consists of capitalized leases of equipment. Net assets under capital lease as of September 30, 2000 are approximately $2.8 million. Interest rates on these range from 7.7% to 10.5%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2001 - $7,198; 2002 - $6,859; 2003 - $6,854; 2004 -
$6,859; 2005 - $431. The recorded value of long-term debt approximates fair market value.

NOTE F. - STOCKHOLDERS' EQUITY

Stock Option Plans -

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over periods from six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 2000, the Company had 439,870 shares of common stock available for issue under the plans.

Transactions under the plans during each of the three years in the period ending September 30, 2000 are summarized as follows:

                                                   Number of         Weighted
                                                    Shares           Average
                                                     Under           Exercise
                                                    Option            Price
--------------------------------------------------------------------------------
Outstanding at October 1, 1997                      944,464            8.92

Granted                                             187,750           28.52
Forfeited                                          (137,300)          13.39
Exercised                                          (160,100)           7.04
-------------------------------------------------------------
Balance at September 30, 1998                       834,814           12.95

Granted                                             459,400           12.10
Forfeited                                          (113,300)          18.29
Exercised                                           (42,500)           8.83
-------------------------------------------------------------
Balance at September 30, 1999                     1,138,414           12.23

Granted                                             546,750            8.33
Forfeited                                          (196,570)          10.86
Exercised                                           (97,646)           6.38
-------------------------------------------------------------
Balance at September 30, 2000                     1,390,948           11.30
                                                 ============

Options exercisable at September 30:
                                                                     Weighted
                                                                     Average
                                                     Number          Exercise
                                                  Exercisable         Price
                                                 -------------------------------
1998                                                270,564           $7.97
1999                                                434,114            9.25
2000                                                499,908           11.20

The following table summarizes information concerning currently outstanding and exercisable stock options:

                            Options Outstanding            Options Exercisable
                            -------------------            -------------------
                                 Weighted
                                  Average       Weighted                Weighted
                                 Remaining      Average                 Average
   Range of          Number     Contractual     Exercise    Number      Exercise
Exercise Prices   Outstanding       Life         Price    Exercisable    Price
--------------------------------------------------------------------------------
 $0.33 - $3.46       20,598        3.9 years     $ 2.01      20,598      $2.01
  6.49 -  8.72      602,200        7.5 years       7.65     233,700       7.37
  8.91 - 11.50      550,450        7.5 years      10.96     168,510      10.70
 11.53 - 16.26       82,300        9.0 years      14.20      10,700      14.84
 18.88 - 32.44      135,400        7.0 years      28.60      66,400      28.19
--------------------------------------------------------------------------------
                  1,390,948                                 499,908
                ===========                              ==========

The Company's 2000, 1999 and 1998 pro forma net income (loss) and diluted net income (loss) per share would have been ($11,927,000), $5,871,000, and $15,307,000 or ($0.82), $0.39 and $1.02 had the fair value method been used for valuing options granted during those years. The impact on net income may differ in future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The weighted average value of options granted in 2000, 1999 and 1998 was $4.26, $4.68 and $12.35. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 54%, 51% and 53%; dividend yield of 0.0%, 1.2% and 0.4%; risk-free rate of return of 6.1%, 4.5% and 6.0%; and an average term of 4.5 for 2000 and 3.5 years for 1999 and 1998.

Employee Stock Purchase Plan -

During fiscal 2000, the Company established an Employee Stock Purchase Plan
(ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250,000 shares of common stock have been reserved for issuance. As of September 30, 2000, 10,636 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

NOTE G. - INCOME TAXES

The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

                                       2000      1999     1998
----------------------------------------------------------------
Federal statutory rate                (34.0%)    34.0%    34.6%
State income taxes                     (5.6)      3.1      1.8
FSC benefit                            (4.4)     (9.2)    (6.2)
Foreign operating income benefit       (4.0)       --       --
Tax exempt interest                    (0.8)     (6.8)    (2.8)
Allowances                             16.2        --       --
Additional income tax accrual           1.6       6.8      1.9
Other                                   2.0       1.1      0.5
                                    ----------------------------
                                      (29.0%)    29.0%    29.8%
                                    ============================

The Company was able to apply a portion of its current year loss before income taxes against prior years' income. The additional loss carryforward of approximately $9.2 million which expires 2020 has been reflected as deferred assets, and is partially off-set by a valuation allowance, because its realization is not assured.

Components of the provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

                                      2000         1999       1998
--------------------------------------------------------------------
Current:
  Federal                           ($5,284)      $1,702     $5,128
  State                              (1,310)         236        622
                                  ----------------------------------
                                     (6,594)       1,938      5,750
Deferred                              2,079          742        993
                                  ----------------------------------
                                    ($4,515)      $2,680     $6,743
                                  ==================================

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

                                                  2000         1999
---------------------------------------------------------------------
Current deferred tax assets:
  Inventories                                    $   948     $ 1,638
  Receivables                                         47         447
  Compensation and benefits                          331         329
  Restructuring                                      738         893
  Other                                              302         140
                                              -----------------------
                                                 $ 2,366     $ 3,447
                                              =======================
Long-term deferred tax assets (liabilities) - net:
  Accelerated depreciation                       $(5,330)    $(2,914)
  Intangibles                                     10,299       9,758
  Tax credit and NOL carryforwards                 9,857       3,599
  Allowances                                      (5,381)         --
                                              -----------------------
                                                 $ 9,445     $10,443
                                              =======================

In connection with the ADFlex acquisition, the Company previously recognized deferred tax assets representing net operating losses of $9.9 million expiring in 2018. During the current year, the Company recognized $7.9 million of additional net operating losses off-set by valuation allowances because the utilization of the losses is not assured.

NOTE H. - RETIREMENT AND PROFIT-SHARING PLANS

The Company sponsors a 401K retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. An additional 401K retirement plan was also in effect for the last 8 weeks of fiscal 1999 and the first 13 weeks of fiscal 2000 relating to the ADFlex acquisition. This plan was sponsored for all employees of the ADFlex's United States operation. Under this plan, the Company made contributions each year up to a maximum of 4% of an employee's total compensation. The Company merged the ADFlex plan into the Company plan on December 31, 1999. Company contributions for both these plans were approximately $547,000, $385,000 and $435,000 for the years ended September 30, 2000, 1999 and 1998.

NOTE I. - RESEARCH AND DEVELOPMENT COSTS

The Company incurred research and development costs of approximately $3,472,000, $2,878,000 and $2,356,000 for the years ended September 30, 2000, 1999 and 1998.

NOTE J. - FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

Prior to the September 1999 ADFlex acquisition, the Company had no foreign-based operations; however, the Company utilized subcontractors in Thailand and China to perform certain labor intensive procedures on a large portion of its products. As part of the ADFlex acquisition, the Company acquired an Asian operation, located in Lamphun, Thailand. The Company will continue to increase the functions performed at this location in order to take advantage of the proximity to customers and favorable labor and operating costs. In addition, the Company purchased the assets of its Thailand subcontractor in October 1999. The Company had aggregate export sales of approximately $119,603,000, $76,607,000 and $79,957,000 for the years ending September 30, 2000, 1999 and 1998, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 30, 2000 and 1999, long-lived assets of approximately $27,658,000 and $15,061,000 were located in Thailand and $4,313,000 and
$12,308,000 were located Mexico, respectively.

Revenues from four customers made up a significant portion of the Company's total net sales during the years ending September 30:

                       2000         1999         1998
                    -----------------------------------
Customer A              33%          40%           28%
Customer B               8           10            14
Customer C               6           14            20
Customer D               -            1            12

Accounts receivable from the above four customers are 54% and 29% of the Company's accounts receivable at September 30, 2000 and 1999.

NOTE K. - COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under operating leases that expire at various dates through November 2003. As of September 30, 2000, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2001 - $1,052; 2002 - $953; 2003 - $734; 2004 - $128; 2005 - $2. The
Company also entered into a $5.7 million six year term operating lease facility which is expected to begin in December 2000.

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

NOTE L. - RESTRUCTURING CHARGES

Manufacturing operations restructuring-
The fiscal 2000 first quarter includes a $13,785,085 restructuring charge related to restructuring the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,605,000 related to asset impairment of property and equipment, $356,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. The company expected approximately 2,100 employees to be terminated as a result of the restructuring, primarily in the Agua Prieta, Mexico facility. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexico facility. During the fourth quarter of fiscal 2000, the Company had a change in estimate of employee termination benefits. The change from the original estimate is due to higher turnover than projected. The Company believes the accrual at September 30, 2000 is adequate to finalize severance payments. The Company also increased its facility abandonment charges due to additional costs relating to the disposition of the facility located in Agua Prieta, Mexico.

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

Iconovex Division disposition-
The 1999 results also include a $1,695,000 restructuring charge associated with the disposition of the Iconovex Division and its 51% owned joint venture, Smart Solution. This charge was recorded in June 1999 when all operations were ceased and announced in July 1999. The charge included $801,000 for prepaid expenses, $779,000 for intangible assets including capitalized software, $14,000 in employee severance and $101,000 for administrative costs. As of September 30, 1999, all amounts relating to this restructuring had been paid.

The remaining restructuring accrual as of September 30, 2000 totaled $1,726,000. Selected information regarding the restructuring follows (in thousands):

                                      Lead Wire Assembly Product        Manufacturing Operations
                                           Line Disposition                   Restructuring

                                       Facility        Employee         Facility        Employee
                                     Abandonment     Termination       Abandonment    Termination
                                       Charges         Benefits          Charges        Benefits     Total
                                  -------------------------------------------------------------------------
   Accrual at September 30, 1999           $156           $197               $--            $--       $353
     Establishment of accrual                --             --             2,101          4,547      6,648
     Payments                                (3)          (152)           (2,124)        (2,812)    (5,091)
     Change in estimate                    (153)            19             1,435         (1,485)      (184)
                                  -------------------------------------------------------------------------
   Accrual remaining at
       September 30, 2000                   $--            $64            $1,412           $250     $1,726
                                  -------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
(Unaudited)
2000                                   1st Quarter*     2nd Quarter    3rd Quarter    4th Quarter         Year
-------------------------------------------------------------------------------------------------------------------
Net sales                               $44,724,625     $41,388,132    $38,433,243    $17,865,262     $164,461,510
Gross profit                              4,715,176       4,646,758      6,773,058      4,695,655       24,618,840
Net income (loss)                       (11,169,262)     (1,156,638)       392,544      1,964,611      (11,054,410)
Net income (loss) per share:
  Basic                                      ($0.75)         ($0.08)         $0.03          $0.13           ($0.75)
  Diluted                                    ($0.75)         ($0.08)         $0.03          $0.13           ($0.75)

*The first quarter includes restructuring charges of $13,785,000 related to the restructuring of the Company's manufacturing operations.

1999                                    1st Quarter     2nd Quarter  3rd Quarter**  4th Quarter**         Year
Net sales                               $22,027,861     $20,703,779    $20,636,068    $39,830,058     $103,197,766
Gross profit                              7,076,533       6,785,131      6,322,225      6,736,426       26,920,315
Net income (loss)                         2,994,767       2,539,101      1,509,671       (485,004)       6,558,534
Net income (loss) per share:
  Basic                                       $0.20           $0.17          $0.10         $(0.03)           $0.44
  Diluted                                     $0.20           $0.17          $0.10         $(0.03)           $0.44

**The third-quarter includes restructuring charges of $1,695,000 related to the disposition of Iconovex, Innovex's software division and the fourth-quarter includes $2,765,000 related to the discontinuation of the lead wire assembly product line.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about December 15, 2000, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I, Item 4A hereto.


ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the section entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to the Shareholders on or about December 15, 2000, and filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 15, 2000, and filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the section entitled "Certain Transactions" in the Registrant's definitive proxy statement to be mailed to Shareholders on or about December 15, 2000, and filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
        (1)     FINANCIAL STATEMENTS                                     Page(s)
                --------------------                                     -------
                The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:
                *   Consolidated Balance Sheets at September 30, 2000 and
                    1999...................................................   19
                *   Consolidated Statements of Operations for each of the
                    three years in the period ended September 30, 2000 ....   20
                *   Consolidated Statements of Stockholders' Equity for
                    each of the three years in the period ended September
                    30, 2000...............................................   21
                *   Consolidated Statements of Cash Flows for each of the
                    three years in the period ended September 30, 2000 ....   22
                *   Notes to Consolidated Financial Statements ............23-31

        (2)     FINANCIAL STATEMENT SCHEDULES
                -----------------------------
                Schedule II - Valuation and Qualifying Accounts for the
                three years ended September 30, 2000 ......................   35
                ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND
                EXCHANGE COMMISSION HAVE BEEN OMITTED BECAUSE THEY ARE
                NOT REQUIRED, ARE INAPPLICABLE OR THE INFORMATION IS
                INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR
                NOTES THERETO.

        (3)     EXHIBITS
                --------
        3(a)    Articles of Incorporation, as amended, are incorporated
                        by reference to Exhibit 3 of the Registrant's
                        Form 10Q for the Quarter Ended December 31, 1996.
        3(b)    Bylaws, as amended, are incorporated by reference to
                        Exhibit 3(b) of the Registrant's Form S-1
                        Registration Statement dated June 19, 1986
                        (Commission File No. 33-6594)....................
        10(a)   1983 Employee Incentive Stock Option Plan is incorporated
                        by reference to Exhibit 4(a) of the Registrant's
                        Form S-8 dated June 3, 1987 (Commission File
                        No. 33-14776)....................................
        10(b)   1987 Employee Stock Option Plan, as amended, is
                        incorporated by reference to Exhibit 4(a) of the Registrant's Form S-8 dated March 17, 1989
                        (Commission File No. 33-27530)...................
        10(c)   Innovex, Inc. and Subsidiaries Employees' Retirement
                        Plan is incorporated by reference to Exhibit
                        10(i) of the Registrant's Form 10-K for the Year
                        Ended September 30, 1992.........................
        10(d)   1994 Stock Option Plan, as amended, is incorporated by
                        reference to Exhibit 4.1 of the Registrant's
                        Form S-8 dated May 27, 1999 (Commission File No.
                        333-79427).......................................
        10(e)   Innovex, Inc. Employee Stock Purchase Plan is
                        incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated May 19, 2000
                        (Commission File No. 333-37380)..................
        10(f)   Form of Employment Agreement between certain executive
                        officers and the Company is incorporated by
                        reference to Exhibit 10(g) of the Registrant's
                        Form 10-K for the year ended September 30, 1996..
        10(g)   Agreement and Plan of Merger, dated July 1, 1999, by and
                        among ADFlex Solutions, Inc. and Innovex, Inc.
                        and Innovex Acquisition Corp. is incorporated by reference to Exhibit (c)(1) of the Registrant's
                        Schedule 14(d)(1) filed on July 7, 1999
        10(h)   Lease dated June 28, 1993 between ADFlex Solutions, Inc.
                        and TL Properties, Inc. and the First Amendment
                        to Lease, dated June 1994, incorporated by
                        reference to the ADFlex Solutions, Inc.
                        Registration Statement on Form S-1 (SEC file No. 33-80324) or amendments thereto, filed on June
                        16, 1994.........................................
        10(i)   Credit Agreement dated as of September 15, 1999 among
                        Innovex, Inc. as Borrower and the Banks Named
                        Herein, as Banks, and Norwest Bank Minnesota,
                        N.A., as Agent is incorporated by reference to
                        Exhibit 10(i) of the Registrant's Form 10-K for
                        the Year Ended September 30, 1999................
        10(j)   First Amendment to Credit Agreement...................... E36-61
        21      Subsidiaries of Registrant...............................    E62
        23      Consent of Grant Thornton LLP............................    E63
        27      Financial Data Schedule..................................    E64

(b) REPORTS ON FORM 8-K
        None

(c) EXHIBITS
        Reference is made to Item 14(a) 3................................

(d) SCHEDULES
        Reference is made to Item 14(a) 2................................

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

                               INNOVEX, INC.


                               By \s\ William P. Murnane
                                  William P. Murnane
                                  President and Chief Executive Officer

Date December 14, 2000         By \s\ Timothy S. McIntee
                                  Timothy S. McIntee
                                  Secretary and Senior Vice President, Corporate


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of December, 2000.


\s\ William P Murnane            President, Chief Executive Officer and Director
William P. Murnane               (principal executive officer)

\s\ Timothy S. McIntee           Secretary and Senior Vice President, Corporate
Timothy S. McIntee               (principal financial officer)

\s\ Thomas W. Haley              Chairman and Director
Thomas W. Haley

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

\s\ Michael C, Slagle            Director
Michael C. Slagle

\s\ Bernt M. Tessem              Director
Bernt M. Tessem

                          Innovex Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  For The Three Years Ended September 30, 2000

                                                                    Charged to
                                          Balance at   Charged to     Other                      Balance at
                                          Beginning    Costs and    Accounts -    Deductions -     End of
DESCRIPTION                               of Period     Expenses     Describe      Describe        Period
                                           -------     --------      --------      --------        ------
Miscellaneous valuation and qualifying accounts (a)

  Year ended September 30, 2000           $2,151,000     $   --        $   --        $   --      $  797,000

  Year ended September 30, 1999           $  445,000     $   --        $   --        $   --      $2,151,000

  Year ended September 30, 1998           $  903,000     $   --        $   --        $   --      $  445,000


(a) Additions, deductions and balances were not individually significant.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                                  INNOVEX, INC.

                                       FOR

                      FISCAL YEAR ENDED SEPTEMBER 30, 2000

              ----------------------------------------------------

                                    EXHIBITS