Form 10-Q
period 2000-12-31
INNOVEX INC
filed 2001-02-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the Period ended December 31, 2000.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

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

Yes - X           No

As of February 2, 2001, 14,985,713 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 12

PART 1:   ITEM  1                                 FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,     September 30,
                                                                         2000            2000
ASSETS                                                               (Unaudited)      (Audited)
------                                                               -----------      ---------
Current assets:
    Cash and equivalents                                           $  2,277,738    $  1,673,486
    Short-term investments                                                5,000           5,000
    Accounts receivable, net                                         17,472,186      23,834,538
    Inventories                                                      23,163,272      21,570,553
    Income taxes receivable                                           1,521,571       2,182,924
    Other current assets                                              8,017,011       7,311,184
                                                                   ------------    ------------
          Total current assets                                       52,456,778      56,577,685

Property, plant and equipment, net of accumulated depreciation
    of $20,635,000 and $17,955,000                                   95,510,728      94,519,926
Intangible and other assets, net of accumulated amortization of
    $1,543,000 and $1,326,000                                         6,892,764       7,089,649
Deferred income taxes                                                 9,445,161       9,445,162
Other assets                                                             46,869          47,470
                                                                   ------------    ------------
                                                                   $164,352,300    $167,679,892
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                         $    7,490,491   $   7,198,411
    Line of credit                                                   10,500,000       9,700,000
    Accounts payable                                                 21,579,888      24,872,142
    Accrued compensation                                              2,432,355       2,173,881
    Other accrued liabilities                                         5,466,663       6,336,127
                                                                   ------------    ------------
        Total current liabilities                                    47,469,397      50,280,561

Long-term debt, less current maturities                              20,769,106      21,003,284

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        14,985,713 and 14,930,286 shares issued and outstanding         599,209         597,211
    Capital in excess of par value                                   17,429,308      17,086,609
    Retained earnings                                                78,085,280      78,712,227
                                                                   ------------    ------------
         Total stockholders' equity                                  96,113,797      96,396,047
                                                                   ------------    ------------
                                                                   $164,352,300    $167,679,892
                                                                   ============    ============



See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                               Three Months Ended December 31,
                                                                      2000             1999
                                                                 ------------     ------------

Net sales                                                        $ 38,576,884     $ 44,724,625
Costs and expenses:
    Cost of sales                                                  32,550,180       40,009,449
    Selling, general and administrative                             4,205,031        4,235,842
    Engineering                                                     1,695,565        1,704,115
    Restructuring charges                                                --         13,785,085
    Net interest (income) expense                                     919,023          526,829
    Net other (income) expense                                         90,109          194,660
                                                                 ------------     ------------
Income (loss) before taxes                                           (883,024)     (15,731,355)
Provision for income taxes                                           (256,077)      (4,562,093)
                                                                 ------------     ------------
Net income (loss)                                                $   (626,947)    $(11,169,262)
                                                                 ============     ============

Net income (loss) per share:
    Basic                                                        ($      0.04)    ($      0.75)
                                                                 ============     ============
    Diluted                                                      ($      0.04)    ($      0.75)
                                                                 ============     ============

Weighted average shares outstanding:
    Basic                                                          14,960,126       14,823,634
                                                                 ============     ============
    Diluted                                                        14,960,126       14,823,634
                                                                 ============     ============






See accompanying notes to condensed consolidated financial statements.





INNOVEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                Three Months Ended December 31,
                                                                                     2000             1999
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $   (626,947)    $(11,169,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                   3,328,393        2,988,733
    Restructuring and asset impairment charges                                           --         13,785,085
    Other non-cash items                                                               42,965         (120,682)
Changes in operating assets and liabilities net of business
          acquisitions and restructurings:
        Accounts receivable                                                         6,362,352        4,416,659
        Inventories                                                                (1,592,719)       2,218,749
        Other current assets                                                         (725,162)         (59,777)
        Accounts payable                                                           (3,292,254)     (12,092,370)
        Other liabilities                                                            (610,989)      (2,643,082)
        Income taxes payable                                                          661,353       (5,588,116)
                                                                                 ------------     ------------
Net cash provided by (used in) operating activities                                 3,546,992       (8,264,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (4,173,919)      (2,909,832)
    Business acquisition                                                                 --         (3,750,000)
    Proceeds from sale of assets                                                       28,580            3,609
    Maturities of held-to-maturity securities                                            --          7,615,000
                                                                                 ------------     ------------
Net cash provided by (used in) investing activities                                (4,145,339)         958,777

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                           (1,806,830)         622,520
    Issuance of long-term debt                                                      1,864,732             --
    Net activity on line of credit                                                    800,000        5,000,000
    Proceeds from exercise of stock options                                           344,697           13,950
    Dividends paid                                                                       --           (592,948)
                                                                                 ------------     ------------
Net cash provided by (used in) financing activities                                 1,202,599        5,043,522

Increase (decrease) in cash and equivalents                                           604,252       (2,261,764)

Cash and equivalents at beginning of year                                           1,673,486        6,231,430
                                                                                 ------------     ------------

Cash and equivalents at end of period                                            $  2,277,738     $  3,969,666
                                                                                 ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $1,029,000 and $607,000 in fiscal 2001 and 2000, respectively.

Income tax payments were $-0- and $107,000 in fiscal 2001 and 2000, respectively.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. For further information, refer to the consolidated financial statements and footnotes included in the registrant's annual report on Form 10-K for the year ended September 30, 2000.

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

MANUFACTURING OPERATIONS RESTRUCTURING-
The fiscal 2000 first quarter includes a $13,785,085 restructuring charge related to restructuring the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,605,000 related to asset impairment of property and equipment, $356,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. The company expected approximately 2,100 employees to be terminated as a result of the restructuring, primarily in the Agua Prieta, Mexico facility. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the fourth quarter of fiscal 2000, the Company had a change in estimate of employee termination benefits. The change from the original estimate is due to higher turnover than projected. The Company also increased its facility abandonment charges due to additional costs relating to the disposition of the facility located in Agua Prieta, Mexico.

The remaining restructuring accrual as of December 31, 2000 totaled $877,000. Selected information regarding the restructuring follows (in thousands):


                                 Lead Wire Assembly Product  Manufacturing Operations
                                      Line Disposition            Restructuring
                                   Facility    Employee    Facility    Employee
                                 Abandonment  Termination Abandonment Termination
                                   Charges     Benefits    Charges     Benefits      Total
                                   --------------------------------------------------------



Accrual at September 30,
    1999                            $   156     $   197          $-          $-     $   353
  Establishment of accrual                                    2,101       4,547       6,648
  Payments                               (3)       (152)     (2,124)     (5,091)     (2,812)
  Change in estimate                   (153)         19       1,435      (1,485)       (184)
                                   --------------------------------------------------------
Accrual remaining at
    September 30, 2000                   --          64       1,412         250       1,726
  Payments                                          (58)       (688)       (103)       (849)
  Change in estimate                                 (6)          6                      --
                                   --------------------------------------------------------
Accrual remaining at
    December 31, 2000                    $-          $-     $   730     $   147     $   877
                                   ========================================================


On January 23, 2001, the Company announced plans to close its Chandler manufacturing facility and transfer those operations to its Minnesota facilities. The Company expects to incur restructuring and asset impairment charges of up to $20 million related to this manufacturing operation consolidation. The restructuring is expected to significantly reduce operating costs by the end of the fiscal year as a result of consolidating facilities and the higher level of efficiency of the Minnesota operations.


NOTE 3 - EARNINGS PER SHARE The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 805,250 shares of common stock with a weighted average exercise price of $14.97 were outstanding during the three month period ending December 31, 2000, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 771,970 shares of common stock with a weighted average exercise price of $14.72 were outstanding during the three month period ending December 31, 1999, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                             December 31,     September 30,
                                                2000              2000
                                          ---------------------------------
Raw materials and purchased parts                 $11,961          $11,804
Work-in-process and finished goods                 11,202            9,767
                                          ---------------------------------
                                                  $23,163          $21,571
                                          =================================


PART I:    ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
On August 9, 1999, Innovex, Inc. and its subsidiaries (the "Company") consummated the purchase of approximately 76% of the outstanding shares of ADFlex Solutions, Inc. ("ADFlex") at a purchase price of $3.80 per share subject to a tender offer. The remaining approximately 24% of ADFlex issued and outstanding common stock not tendered in response to the tender offer was acquired by the Company through a merger transaction completed on September 14, 1999. The total ADFlex purchase price, including transaction costs, change in control payments and all of the issued and outstanding common stock was approximately $37 million. The Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex's outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex's diverse customer and industry base has reduced Innovex's reliance on the disk drive industry.

Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company has combined the ADFlex operation into its existing operations as both operations design and manufacture flexible circuits.

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

RESULTS OF OPERATIONS

NET SALES
The Company's net sales from operations totaled $38,577,000 for the quarter, down 14% from $44,725,000 reported in fiscal 2000. The decrease in net sales for the first quarter of fiscal 2001 was due to lower revenue generated by standard flexible circuit product lines associated with the ADFlex Solutions acquisition in late 1999. Revenue generated by the acquired ADFlex Solutions operation declined throughout fiscal 2000 as a result of quality, cost and customer service issues existing at the time of purchase. These issues have been addressed and revenue increases are expected from these product lines in the last half of fiscal 2001.

Revenue from the disk drive industry generated 61% of the Company's revenue for the quarter. In addition, 14% of the revenue was generated by flexible circuits for consumer applications, 16% from network system applications, 4% from telecommunication applications and 5% from applications for other industries. The acquisition of ADFlex has reduced the Company's dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Although revenue growth for the next quarter will be limited as a result of the current economic conditions, the last half of fiscal 2001 should benefit from continued growth in demand for high technology flexible circuit products including the Company's Flex Suspension Assembly (FSA). Significant progress has been made in gaining customer acceptance of the Company's FSA product that will be integral to increasing revenue in fiscal 2001.

GROSS MARGINS
The Company's gross profit as a percent of sales for the quarter increased to 16%, from the 11% reported for the fiscal 2000 first quarter. The increase was due to yield and efficiency improvements related to manufacture of the high technology flexible circuits. These improvements offset the unfavorable impact on gross margins resulting from the lower revenue level of the standard flexible circuits. The Company anticipates that gross margins in the last quarter of fiscal 2001 will improve as a result of the cost reductions and improved efficiencies related to closing the Chandler manufacturing facility. Near term gross margins will be negatively impacted due to the duplicate costs of ramping up production at the Company's Minnesota operations while discontinuing the Chandler operation. Revenue increases during the last half of fiscal 2001 should also have a favorable impact on gross margins.

OPERATING EXPENSES
Operating expenses were 15.3% of sales for the current quarter, as compared to 13.3% in the prior year's first quarter. The increase in operating expenses as a percent of sales for the current year is primarily due to decreased revenue generated by the standard flexible circuit product lines. Total operating expenditures remained unchanged from the same period last year. Fiscal 2001 operating expenses are expected to decrease as a percent of sales due to increased revenue in the last half of the year.

RESTRUCTURING CHARGES
A restructuring charge of $13,785,000 was recorded during the first quarter of fiscal 2000 related to the restructuring of the Company's manufacturing operations. The restructuring was primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The majority of this charge included employee severance, asset impairment of property and equipment and facility abandonment costs.

On January 23, 2001, the Company announced plans to close its Chandler manufacturing facility and transfer those operations to its Minnesota facilities. The Company expects to incur restructuring and asset impairment charges of up to $20 million related to this manufacturing operation consolidation. The restructuring is expected to significantly reduce operating costs by the end of the fiscal year as a result of consolidating facilities and the higher level of efficiency of the Minnesota operations.

OPERATING PROFIT (LOSS)
The consolidated operating profit of $126,000 in the current quarter was up from the operating loss of $(15,010,000) for the prior year first quarter. The increase is primarily due to the restructuring charge recorded during the prior year first quarter.

NET INCOME (LOSS)
Consolidated net loss for the fiscal 2001 first quarter was $(627,000) as compared to $(11,169,000) for the prior year. Basic and diluted net loss per share were ($0.04) as compared to ($0.75) for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased to $2.3 million at December 31, 2000 from $1.7 million at September 30, 2000.

Accounts receivable at December 31, 2000 decreased by $6.4 from September 30, 2000 due to a large customer temporarily reducing their payment cycle. Inventories at December 31, 2000 increased by $1.6 million from September 30, 2000 due a build up of inventory for a new program ramp up that was temporarily delayed.

Accounts payable at December 31, 2000 decreased by $3.3 million primarily due the reduced level of capital expenditures during the quarter and the lower level of purchasing activity toward the end of the quarter.

Working capital totaled $5.0 million and $6.3 million at December 31, 2000 and September 30, 2000.

Since September 30, 2000, the Company has invested $4.2 million in capital expenditures primarily for FSA attachment equipment. Capital expenditures of approximately $6 million are expected during the remainder of fiscal 2001. These expenditures will increase the Company's FSA production capacities and complete the move of the Chandler operation to Minnesota.

Management has entered into negotiations for obtaining additional credit facilities that would be secured by the receivables, inventory and assets held by the Company in Thailand. Management believes that a new credit facility secured by Thailand assets, existing credit facilities, cash and investments and cash generated from operations will provide an adequate source of funds to support projected working capital and capital expenditures in fiscal 2001. The Company will seek alternative financing if it is not successful in negotiating this credit facility on terms acceptable to the Company. The Company is in compliance with the debt covenants of its primary financing agreement as amended by the Second Amendment to Credit Agreement attached to this document as an exhibit.

FORWARD LOOKING STATEMENTS
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FSA and semiconductor packaging substrates, the impact of competitive products and pricing, the development and implementation of a materials manufacturing process, the transfer of Chandler AZ operations to Minnesota, interruptions in the operations the Company's single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company's revenue is generated from the disk drive, consumer electronics, network system and telecommunication industries and any changes in the structure, technology or outlook of these industries could have a significant impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the three-month period ended December 31, 2000.

PART II - OTHER INFORMATION
Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 17, 2001. There were 14,980,213 shares of common stock entitled to vote at the meeting and a total of 13,758,409 shares were represented at the meeting.

b) Seven directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                       For            Withheld
                                       ---            --------
         Gerald M. Bestler          13,523,872          234,537
         Frank L. Farrar            11,529,314        2,229,095
         Thomas W. Haley            12,382,715        1,375,694
         Elick Eugene Hawk          13,578,679          179,730
         William P. Murnane         13,523,932          234,477
         Michael C. Slagle          13,580,710          177,699
         Bernt M. Tessem            13,578,692          179,717

c) Other matters voted on at the meeting:
       Proposal #2. A proposal was made to approve the selection of the Company's independent public accountants for the current fiscal year. Shares were voted as follows:

              For            Against        Abstain
             ----            -------        -------
           13,642,120        26,848         89,441

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits
           10     Second Amendment to Credit Agreement.

b)       Reports on Form 8-K
           None.

                                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INNOVEX, INC.
                                           Registrant

Date:  February  14, 2001

                                           By \s\ William P. Murnane
                                           William P. Murnane
                                           President and Chief Executive Officer




                                           By \s\ Thomas Paulson
                                           Thomas Paulson
                                           Chief Financial Officer

                                    INDEX TO EXHIBITS

Exhibits                                                                    Page

10       Second Amendment to Credit Agreement                                13