Form 10-Q
period 2001-03-31
INNOVEX INC
filed 2001-05-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 2001.

OR

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

Commission File Number: 0-13143

INNOVEX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5540 Pioneer Creek Drive, Maple Plain, Minnesota	55359-9003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (763) 479-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes – X       No

As of May 1, 2001, 14,999,177 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

Exhibit Index, page 12

PART I:	ITEM 1	FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
ASSETS	March 31, 2001	September 30, 2000

Current assets:
Cash and equivalents	$1,343,155	$1,673,486
Short-term investments	5,000	5,000
Accounts receivable, net	17,723,345	23,834,538
Inventories	18,180,361	21,570,553
Income taxes receivable	–	2,182,924
Other current assets	6,326,117	7,311,184

Total current assets	43,577,978	56,577,685

Property, plant and equipment, net of accumulated depreciation
of $21,270,000 and $17,955,000	88,448,507	94,519,926
Intangible and other assets, net of accumulated amortization of
$1,162,000 and $1,326,000	3,477,876	7,089,649
Deferred income taxes	9,445,162	9,445,162
Other assets	47,653	47,470

	$144,997,176	$167,679,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,714,902	$7,198,411
Line of credit	12,500,000	9,700,000
Accounts payable	17,060,133	24,872,142
Accrued compensation	1,898,904	2,173,881
Other accrued liabilities	13,436,437	6,336,127

Total current liabilities	52,610,376	50,280,561

Long-term debt, less current maturities	19,436,564	21,003,284

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
14,999,177 and 14,930,286 shares issued and outstanding	599,967	597,211
Capital in excess of par value	17,531,012	17,086,609
Retained earnings	54,819,257	78,712,227

Total stockholders’ equity	72,950,236	96,396,047

	$144,997,176	$167,679,892

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net sales	$34,936,271	$41,388,132
Costs and expenses:
Cost of sales	31,838,482	36,741,374
Selling, general and administrative	4,480,082	4,142,925
Engineering	1,889,599	1,867,391
Asset impairment	9,754,043
Restructuring charges	10,618,896	–
Net interest (income) expense	838,207	587,543
Net other (income) expense	(35,333)	(321,392)

Income (loss) before taxes	(24,447,705)	(1,629,709)
Provision for income taxes	(1,181,682)	(473,071)

Net income (loss)	$(23,266,023)	$(1,156,638)

Net income (loss) per share:
Basic	$(1.55)	$(0.08)

Diluted	$(1.55)	$(0.08)

Weighted average shares outstanding:
Basic	14,985,008	14,826,407

Diluted	14,985,008	14,826,407

	Six Months Ended March 31,
	2001	2000

Net sales	$73,513,155	$86,112,757
Costs and expenses:
Cost of sales	64,388,662	76,750,823
Selling, general and administrative	8,685,113	8,378,767
Engineering	3,585,164	3,571,506
Asset impairment	9,754,043	6,605,357
Restructuring charges	10,618,896	7,179,728
Net interest (income) expense	1,757,230	1,114,372
Net other (income) expense	54,776	(126,732)

Income (loss) before taxes	(25,330,729)	(17,361,064)
Provision for income taxes	(1,437,759)	(5,035,164)

Net income (loss)	$(23,892,970)	$(12,325,900)

Net income (loss) per share:
Basic	$(1.60)	$(0.83)

Diluted	$(1.60)	$(0.83)

Weighted average shares outstanding:
Basic	14,972,567	14,821,592

Diluted	14,972,567	14,821,592

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,892,970)	(12,325,900)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,481,444	6,002,753
Restructuring and asset impairment charges	20,372,939	13,785,085
Other non-cash items	711,933	(270,311)
Changes in operating assets and liabilities net of business
acquisitions and restructurings:
Accounts receivable	6,111,193	(673,331)
Inventories	1,754,763	668,228
Other current assets	884,603	(1,018,378)
Accounts payable	(7,812,009)	(3,756,894)
Other liabilities	(2,879,855)	(3,444,280)
Income taxes payable	2,904,644	(4,672,724)

Net cash provided by (used in) operating activities	4,636,685	(5,705,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,256,881)	(16,495,523)
Business acquisition	–	(3,750,000)
Proceeds from sale of assets	92,935	24,630
Maturities of held-to-maturity securities	–	19,305,000

Net cash provided by (used in) investing activities	(7,163,946)	(915,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,591,470)	(167,254)
Issuance of long-term debt	2,541,241	785,767
Net activity on line of credit	2,800,000	5,836,069
Proceeds from exercise of stock options and employee stock
purchase plan	447,159	48,420
Dividends paid	–	(592,948)

Net cash provided by (used in) financing activities	2,196,930	5,910,054

Increase (decrease) in cash and equivalents	(330,331)	(711,591)

Cash and equivalents at beginning of year	1,673,486	6,231,430

Cash and equivalents at end of period	$1,343,155	$5,519,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $1,657,290 and $1,152,000 in fiscal 2001 and 2000, respectively.

Income tax payments were $-0- and $221,000 in fiscal 2001 and 2000, respectively.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the “Company”) after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. For further information, refer to the consolidated financial statements and footnotes included in the registrant’s annual report on Form 10-K for the year ended September 30, 2000.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES

2001 manufacturing operations restructuring-
The fiscal 2001 second quarter includes asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company’s September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs.The restructuring is expected to be substantially complete by the end of the fiscal year with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

2000 manufacturing operations restructuring-
The fiscal 2000 first quarter includes a $13,785,085 restructuring charge related to restructuring the Company’s manufacturing operations. The restructuring is primarily related to moving operations from the Company’s Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,605,000 related to asset impairment of property and equipment, $356,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. A change in estimate was recorded in the quarter ending September 2000 increasing the facility abandonment accrual by $1,435,000 and decreasing the accrued employee severance by $1,485,000. The estimate changes were due to higher costs than expected to discontinue the operation of the Mexican facility and higher turnover than expected prior to the payment of severance. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the quarter ending March 31, 2001, the Company had a $495,000 increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of the facility located in Agua Prieta, Mexico.

The remaining restructuring accrual as of March 31, 2001 totaled $8,874,000. Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring – Arizona		Manufacturing Operations Restructuring – Mexico

	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total

Accrual at December 31,
2000	$–	$–	$730	$147	$877
Changes in estimate	–	–	495	–	495
Establishment of accrual	6,332	2,156	–	–	8,488
Payments	(439)	(132)	(404)	(11)	(986)

Accrual remaining at
March 31, 2001	$5,893	$2,024	$821	$136	$8,874

NOTE 3 – EARNINGS PER SHARE

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,046,806 and 926,028 shares of common stock with a weighted average exercise price of $13.90 and $14.36 were outstanding during the three and six month periods ending March 31, 2001, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 731,150 and 751,560 shares of common stock with a weighted average exercise price of $14.70 and $14.71 were outstanding during the three month and six month periods ending March 31, 2000, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2001	September 30, 2000

Raw materials and purchased parts	$9,071	$11,804
Work-in-process and finished goods	9,109	9,767

	$18,180	$21,571

PART I:	ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
In the fiscal 1999 fourth quarter, Innovex, Inc. and its subsidiaries (the “Company”) acquired ADFlex Solutions, Inc. (“ADFlex”) for approximately $37 million. At that time, the Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex’s outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex’s diverse customer and industry base has reduced Innovex’s reliance on the disk drive industry.

Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company has combined the ADFlex operation into its existing operations as both operations design and manufacture flexible circuits.

Prior to fiscal 1999, the Company operated through three divisions, Precision Products (Precision), Litchfield Precision Components (LPC) and Iconovex. Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. The combination merged the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision’s high volume fine wire manufacturing expertise. The combination also allowed Innovex to leverage Precision’s disk drive industry market and trade knowledge to disk drive industry flexible circuit applications as the industry transitioned from wire interconnects.

Prior to the divisional combination, the largest division, Precision, developed, engineered and manufactured specialty precision electromagnetic products for original equipment manufacturers (“OEM’s”). Lead wire assemblies for the thin film disk drive market were the division’s primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the inductive or magneto resistive thin film heads that read and write information on the disk. Since the divisional combination, the lead wire assembly revenue declined as anticipated. As a result, during the fiscal 1999 fourth quarter, charges of $2.8 million were recorded to account for the discontinuance of this product line.

LPC, prior to the fiscal 1998 divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components for computer, computer peripheral, medical and other applications. The Company purchased Litchfield Precision Components, Inc. on May 16, 1996. This acquisition reduced the Company’s reliance on the disk drive industry while providing an entry into the large and rapidly growing flexible circuit market. Innovex’s flexible circuit operation is one of a limited number of operations in the world able to produce flexible circuits with line and spacing tolerances of less than 2 mils for the high-end portion of the flexible circuit market.

Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359-9003 and its telephone number is (763) 479-5300. Products are developed and manufactured through the Company’s wholly owned subsidiaries, Innovex Precision Components, Inc., Innovex Southwest, Inc., Innovex (Thailand) Ltd. and Innovex Ltd. Innovex Precision Components, Inc. and Innovex Ltd. are Minnesota corporations. Innovex Southwest, Inc. is a Delaware corporation and Innovex (Thailand) Ltd. is a Thailand corporation.

RESULTS OF OPERATIONS

NET SALES
The Company’s net sales from operations totaled $34,936,000 for the quarter, down 16% from $41,388,000 reported in fiscal 2000. Sales of $73,513,000 for the six months ended March 31, 2001 decreased 15% from the prior year period. The decrease in net sales for the first quarter and six months ended March 31, 2001 was due to lower revenue generated by standard flexible circuit product lines associated with the ADFlex Solutions acquisition in late 1999. Revenue generated by the acquired ADFlex Solutions operation declined throughout fiscal 2000 as a result of quality, cost and customer service issues existing at the time of purchase. These issues have been addressed and revenue increases are expected from these product lines in the last half of fiscal 2001.

Revenue from the disk drive industry generated 60% of the Company’s revenue for the quarter. In addition, 12% of the revenue was generated by flexible circuits for consumer applications, 17% from network system applications and 11% from applications for other industries. The acquisition of ADFlex has reduced the Company’s dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Although revenue growth for the next quarter will be limited as a result of the current economic conditions, the last half of fiscal 2001 should benefit from continued growth in demand for high technology flexible circuit products including the Company’s Flex Suspension Assembly (FSA). Significant progress has been made in gaining customer acceptance of the Company’s FSA product that will be integral to increasing revenue.

GROSS MARGINS
The Company’s gross profit as a percent of sales for the quarter decreased to 9% from the 11% reported for the fiscal 2000 second quarter. The gross profit as a percent of sales for the first six months increased to 12%, from the 11% reported for the same period last year. The decrease for the quarter was due to duplicate costs related to the transfer of manufacturing operations from Chandler Arizona to the Company’s Minnesota facilities and the reduced fixed cost leverage resulting from lower revenue during the quarter. The increase for the six month period was due to yield and efficiency improvements related to manufacture of the high technology flexible circuits. These improvements offset the unfavorable impact on gross margins resulting from the lower revenue level of the standard flexible circuits.

The Company anticipates that gross margins in the last quarter of fiscal 2001 will improve as a result of the cost reductions and improved efficiencies related to closing the Chandler manufacturing facility. Near term gross margins will continue to be negatively impacted due to the duplicate costs of ramping up production at the Company’s Minnesota operations while discontinuing the Chandler operation. Revenue increases during the last half of 2001 should also have a favorable impact on gross margins.

OPERATING EXPENSES
Operating expenses were 18.2% of sales for the current quarter, as compared to 14.5% in the prior year’s first quarter. Operating expenses for the first six months of fiscal 2001 were 16.7%, up from 13.9% from the prior year first six months. The increase in operating expenses as a percent of sales for the current year is primarily due to decreased revenue generated by the standard flexible circuit product lines. Total operating expenditures increased slightly for the same periods last year primarily due to increased research and development spending related to the development of a materials manufacturing process. Fiscal 2001 operating expenses are expected to remain at similar levels for the remainder of fiscal 2001.

RESTRUCTURING CHARGES
Asset impairment and restructuring charges of $20,372,939 were recorded during the second quarter of fiscal 2001 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to closing the Company’s manufacturing facility in Chandler, Arizona. The majority of this charge included the accrual of employee severance and facility abandonment costs, the asset impairment of property, equipment and goodwill and the write-off of inventory related to discontinued product lines. The restructuring is expected to significantly reduce operating costs by the end of the fiscal year as a result of consolidating facilities and the higher level of efficiency of the Minnesota operations.

A restructuring charge of $13,785,000 was recorded during the first quarter of fiscal 2000 related to the restructuring of the Company’s manufacturing operations. The restructuring was primarily related to moving operations from the Company’s Agua Prieta, Mexico facility to its facility in Lamphun, Thailand. The majority of this charge included employee severance, asset impairment of property and equipment and facility abandonment costs.

OPERATING PROFIT (LOSS)
The consolidated operating loss of $(23,645,000) in the current quarter was up from the operating loss of $(1,364,000) for the prior year second quarter. Consolidated operating loss for the first six months was $(23,519,000) versus $(16,373,000) for the same period last year. The increase is primarily due to the restructuring charge recorded during the current year second quarter.

NET INCOME (LOSS)
Consolidated net loss for the fiscal 2001 second quarter was $(23,266,000) as compared to $(1,157,000) for the prior year. Basic and diluted net loss per share were ($1.55) as compared to ($0.08) for the prior year second quarter. Consolidated net loss for the first six months of fiscal 2001 was $(23,893,000) as compared to $(12,326,000) for the prior year. Basic and diluted net loss per share were ($1.60) as compared to ($0.83) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments decreased to $1.3 million at March 31, 2001 from $1.7 million at September 30, 2000.

Accounts receivable at March 31, 2001 decreased by $6.1 million from September 30, 2000 due to a large customer temporarily reducing their payment cycle. Inventories at March 31, 2001 decreased by $3.4 million from September 30, 2000 due to the lower level of sales activity and the write off of inventory related to discontinued product lines resulting from the manufacturing restructuring.

Accounts payable at March 31, 2001 decreased by $7.8 million primarily due the reduced level of capital expenditures during the quarter and the lower level of purchasing required to support sales activity.

Working capital totaled $(9.0) million and $6.3 million at March 31, 2001 and September 30, 2000.

Since September 30, 2000, the Company has invested $7.3 million in capital expenditures primarily for FSA attachment equipment. Capital expenditures of approximately $5 million are expected during the remainder of fiscal 2001. These expenditures will increase the Company’s FSA production capacities and complete the move of the Chandler operation to Minnesota.

On April 23, 2001 the Company entered into a 1.2 billion Thailand baht credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long term facility, a 530 million packing credit facility, a 70 million baht short term working capital facility and a 10 million baht overdraft facility. This facility will provide approximately $19 million of additional financing after reductions to the current U.S. based credit facility required by Wells Fargo and US Bank to secure their approval for the new Thailand based facility. The new Thailand based facility is secured by the receivables, inventory and assets held by the Company in Thailand. Management believes that the new Thailand credit facility, the existing US credit facility, cash and investments and cash generated from operations will provide an adequate source of funds to support projected working capital needs and capital expenditures in fiscal 2001. The Company is in compliance with the debt covenants of its U.S. credit facility as amended by the Third Amendment to Credit Agreement attached to this document as an exhibit.

FORWARD LOOKING STATEMENTS
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the Company’s Form 10-Q and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements”that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FSA and semiconductor packaging substrates, the impact of competitive products and pricing, the development and implementation of a materials manufacturing process, the transfer of Chandler AZ operations to Minnesota, interruptions in the operations the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company’s revenue is generated from the disk drive, consumer electronics, network system and telecommunication industries and the global economic downturn has and a continued economic downturn will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three-month period ended March 31, 2001.

PART II – OTHER INFORMATION
Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of the shareholders of Innovex, Inc. was held on January 17, 2001. There were 14,980,213 shares of common stock entitled to vote at the meeting and a total of 13,758,409 shares were represented at the meeting.

b)	Seven directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

	For	Withheld
Gerald M. Bestler	13,523,872	234,537
Frank L. Farrar	11,529,314	2,229,095
Thomas W. Haley	12,382,715	1,375,694
Elick Eugene Hawk	13,578,679	179,730
William P. Murnane	13,523,932	234,477
Michael C. Slagle	13,580,710	177,699
Bernt M. Tessem	13,578,692	179,717

c)	Other matters voted on at the meeting: Proposal #2. A proposal was made to approve the selection of the Company’s independent public accountants for the current fiscal year. Shares were voted as follows:

For	Against	Abstain
13,642,120	26,848	89,441

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
10a	Third Amendment to Credit Agreement.
10b	Credit Facilities Agreement between Innovex (Thailand) Limited as the borrower and The Industrial Finance Corporation of Thailand and Bank of Ayudhya Public Company Limited as the creditors

b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC.
Registrant

Date: May 14, 2001

By \s\ William P. Murnane
William P. Murnane
President and Chief Executive Officer

By \s\ Thomas Paulson
Thomas Paulson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibits		Page

10(a)	Third Amendment to Credit Agreement	13-18
10(b)	Credit Facilities Agreement between Innovex (Thailand) Limited as the
Borrower and The Industrial Finance Corporation of Thailand and Bank of
	Ayudhya Public Company Limited as the Creditors	19-55