Form 10-Q
period 2001-06-30
INNOVEX INC
filed 2001-08-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended June 30, 2001.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

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

Yes - X       No

As of August 1, 2001, 15,002,689 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 12

PART 1:  ITEM 1               FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     June 30,     September 30,
ASSETS                                                                 2001           2000
-----------------------------------------------------------------------------------------------
Current assets:
    Cash and equivalents                                           $  2,172,773    $  1,673,486
    Short-term investments                                                5,000           5,000
    Accounts receivable, net                                         23,097,533      23,834,538
    Inventories                                                      16,104,679      21,570,553
    Income taxes receivable                                             633,752       2,182,924
    Other current assets                                              7,010,493       7,311,184
                                                                   ------------    ------------
        Total current assets                                         49,024,230      56,577,685

Property, plant and equipment, net of accumulated depreciation
    of $24,291,000 and $17,955,000                                   87,998,428      94,519,926
Intangible and other assets, net of accumulated amortization of
    $1,288,000 and $1,326,000                                         3,345,979       7,089,649
Deferred income taxes                                                 9,445,162       9,445,162
Other assets                                                             50,863          47,470
                                                                   ------------    ------------
                                                                   $149,864,662    $167,679,892
                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current maturities of long-term debt                           $  7,357,457    $  7,198,411
    Line of credit                                                   12,441,163       9,700,000
    Accounts payable                                                 15,463,775      24,872,142
    Accrued compensation                                              2,424,516       2,173,881
    Other accrued liabilities                                        11,492,169       6,336,127
                                                                   ------------    ------------
        Total current liabilities                                    49,179,080      50,280,561

Long-term debt, less current maturities                              30,611,652      21,003,284

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        15,002,689 and 14,930,286 shares issued and outstanding         600,108         597,211
    Capital in excess of par value                                   17,546,030      17,086,609
    Retained earnings                                                51,927,792      78,712,227
                                                                   ------------    ------------
        Total stockholders' equity                                   70,073,930      96,396,047
                                                                   ------------    ------------
                                                                   $149,864,662    $167,679,892
                                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            Three Months Ended June 30,
                                                              2001              2000
                                                              ----              ----
Net sales                                                $  36,250,675     $  38,433,243
Costs and expenses:
    Cost of sales                                           33,193,187        31,660,185
    Selling, general and administrative                      4,876,602         4,011,065
    Engineering                                              1,381,214         1,883,599
    Restructuring charges                                           --          (183,928)
    Net interest (income) expense                              849,846           745,726
    Net other (income) expense                                  22,312          (234,948)
                                                         -------------     -------------
Income (loss) before taxes                                  (4,072,486)          551,544
Provision for income taxes                                  (1,181,021)          159,000
                                                         -------------     -------------
Net income (loss)                                        $  (2,891,465)    $     392,544
                                                         =============     =============
Net income (loss) per share:
    Basic                                                $       (0.19)    $        0.03
                                                         =============     =============
    Diluted                                              $       (0.19)    $        0.03
                                                         =============     =============

Weighted average shares outstanding:
    Basic                                                   15,001,300        14,837,671
                                                         =============     =============
    Diluted                                                 15,001,300        14,941,741
                                                         =============     =============

                                                            Nine Months Ended June 30,
                                                              2001              2000
                                                              ----              ----
Net sales                                                $ 109,763,830     $ 124,546,000
Costs and expenses:
    Cost of sales                                           97,581,849       108,411,008
    Selling, general and administrative                     13,561,715        12,389,832
    Engineering                                              4,966,378         5,455,105
    Asset impairment                                         9,754,043         6,605,357
    Restructuring charges                                   10,618,896         6,995,800
    Net interest (income) expense                            2,607,076         1,860,098
    Net other (income) expense                                  77,088          (361,680)
                                                         -------------     -------------
Income (loss) before taxes                                 (29,403,215)      (16,809,520)
Provision for income taxes                                  (2,618,780)       (4,876,164)
                                                         -------------     -------------
Net income (loss)                                        $ (26,784,435)    $ (11,933,356)
                                                         =============     =============

Net income (loss) per share:
    Basic                                                $       (1.79)    $       (0.80)
                                                         =============     =============
    Diluted                                              $       (1.79)    $       (0.80)
                                                         =============     =============

Weighted average shares outstanding:
    Basic                                                   14,982,145        14,826,952
                                                         =============     =============
    Diluted                                                 14,982,145        14,826,952
                                                         =============     =============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Nine Months Ended June 30,
                                                                      2001             2000
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $(26,784,435)    $(11,933,356)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    9,950,692        8,647,705
    Restructuring and asset impairment charges                      20,372,939       13,601,157
    Other non-cash items                                               760,730          149,295
Changes in operating assets and liabilities net of business
         acquisitions and restructurings:
        Accounts receivable                                            737,005        6,093,317
        Inventories                                                  3,830,445       (2,980,455)
        Other current assets                                           203,011       (2,795,559)
        Accounts payable                                            (9,408,367)      (1,227,391)
        Other liabilities                                           (3,576,791)       2,053,855
        Income taxes payable                                         1,549,172       (4,465,581)
                                                                  ------------     ------------
Net cash provided by (used in) operating activities                 (2,365,599)       7,142,987

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (10,200,172)     (21,378,846)
    Business acquisition                                                    --       (3,750,000)
    Proceeds from sale of assets                                        94,163          595,310
    Maturities of held-to-maturity securities                               --       19,305,000
                                                                  ------------     ------------
Net cash provided by (used in) investing activities                (10,106,009)      (5,228,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                            (5,812,828)        (398,048)
    Issuance of long-term debt                                      27,421,405          785,767
    Net activity on line of credit                                  (9,100,000)        (663,931)
    Proceeds from exercise of stock options and employee stock
         purchase plan                                                 462,318          101,437
    Dividends paid                                                          --         (592,948)
                                                                  ------------     ------------
Net cash provided by (used in) financing activities                 12,970,895         (767,723)

Increase (decrease) in cash and equivalents                            499,287        1,146,728

Cash and equivalents at beginning of year                            1,673,486        6,231,430
                                                                  ------------     ------------

Cash and equivalents at end of period                             $  2,172,773     $  7,378,158
                                                                  ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $2,544,000 and $2,258,000 in fiscal 2001 and 2000, respectively.

Income tax payments were $-0- and $236,000 in fiscal 2001 and 2000, respectively.

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

NOTE 2 - RESTRUCTURING CHARGES

2001 MANUFACTURING OPERATIONS RESTRUCTURING-
The fiscal 2001 second quarter includes asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company's manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company's Chandler, Arizona facility to the Company's Minnesota locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company's September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs. The restructuring is expected to be substantially complete by the end of the fiscal year with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

2000 MANUFACTURING OPERATIONS RESTRUCTURING-
The fiscal 2000 first quarter includes a $13,785,000 restructuring charge related to restructuring the Company's manufacturing operations. The restructuring is primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its new facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,605,000 related to asset impairment of property and equipment, $356,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. A change in estimate was recorded in the quarter ending September 2000 increasing the facility abandonment accrual by $1,435,000 and decreasing the accrued employee severance by $1,485,000. The estimate changes were due to higher costs than expected to discontinue the operation of the Mexican facility and higher turnover than expected prior to the payment of severance. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the quarter ending March 31, 2001, the Company had a $495,000 increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of the facility located in Agua Prieta, Mexico.

The remaining restructuring accrual as of June 30, 2001 totaled $6,781,000. Selected information regarding the restructuring follows (in thousands):

                             Manufacturing Operations       Manufacturing Operations
                               Restructuring - 2001           Restructuring - 2000
                         --------------------------------------------------------------
                             Facility       Employee        Facility        Employee
                            Abandonment    Termination     Abandonment    Termination
                              Charges       Benefits         Charges        Benefits          Total
                         -----------------------------------------------------------------------------
Accrual at March 31,
     2001                   $  5,893        $  2,024        $    821        $    136        $  8,874
  Payments                    (1,172)           (643)           (267)            (11)         (2,093)
                         -----------------------------------------------------------------------------
Accrual remaining at
    June 30, 2001           $  4,721        $  1,381        $    554        $    125        $  6,781
                         =============================================================================

NOTE 3 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,485,557 and 1,112,538 shares of common stock with a weighted average exercise price of $11.64 and $13.15 were outstanding during the three and nine month periods ending June 30, 2001, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 809,350 and 770,823 shares of common stock with a weighted average exercise price of $13.96 and $14.45 were outstanding during the three month and nine month periods ending June 30, 2000, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                                June 30,        September 30,
                                                  2001              2000
                                           ----------------------------------
Raw materials and purchased parts               $  7,009          $ 11,804
Work-in-process and finished goods                 9,095             9,767
                                           ----------------------------------
                                                $ 16,104          $ 21,571
                                           ==================================

NOTE 5 - DERIVATIVE INSTRUMENTS AND HEDGING
The Company adopted SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, on November 1, 2000. These Standards require entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative is recognized in earnings unless certain criteria are met. These Standards also require formal documentation, designation and effectiveness assessment of transactions receiving hedge accounting. The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The Company enters into forward exchange contracts, to hedge foreign currency denominated assets or liabilities, that are recorded at fair value with related fair value hedge gains or losses recorded in earnings within the caption other income / expense. Generally, the Company purchases these contracts near the beginning of each quarter while the expiration is near the end of each quarter. The Company does not enter into forward exchange contracts for trading purposes. As of June 30, 2001, the Company had open forward contracts to buy Thai Baht, maturing in September 30, 2001, with notional amounts totaling 425,000,000 Thailand Baht.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:
* All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
* Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
* Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2003, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
* Effective October 1, 2003, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
The Company is currently analyzing the effects of these Statements to its financial statements.


PART I:  ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
In the fiscal 1999 fourth quarter, Innovex, Inc. and its subsidiaries (the "Company") acquired ADFlex Solutions, Inc. ("ADFlex") for approximately $37 million. At that time, the Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex's outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex's diverse customer and industry base has reduced Innovex's reliance on the disk drive industry.

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

RESULTS OF OPERATIONS

NET SALES
The Company's net sales from operations totaled $36,251,000 for the quarter, down 6% from $38,433,000 reported in the same quarter in fiscal 2000. Sales of $109,764,000 for the nine months ended June 30, 2001 decreased 12% from the prior year period. The decrease in net sales for the third quarter and nine months ended June 30, 2001 was due to lower revenue generated by standard flexible circuit product lines associated with the ADFlex Solutions acquisition in late 1999. Revenue generated by the acquired ADFlex Solutions operation declined throughout fiscal 2000 as a result of quality, cost and customer service issues existing at the time of purchase. In addition, revenue from the acquired consumer and telecommunication product lines was significantly impacted by the current economic downturn during the second and third quarters of fiscal 2001. The quality, cost and customer service issues have been addressed and revenue from the acquired product lines has stabilized. Revenue from the core high-end flexible circuits continues to increase. Revenue is expected to show modest sequential increases for the remainder of the year.

Revenue from the disk drive industry generated 70% of the Company's revenue for the quarter. In addition, 11% of the revenue was generated by flexible circuits for network system applications, 10% from consumer applications and 9% from applications for other industries. The acquisition of ADFlex has reduced the Company's dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Although revenue growth for the next quarter will be limited as a result of the current economic conditions, the last half of calendar 2001 should benefit from continued growth in demand for high technology flexible circuit products including the Company's Flex Suspension Assembly (FSA).

GROSS MARGINS
The Company's gross profit as a percent of sales for the quarter decreased to 8% from the 18% reported for the fiscal 2000 third quarter. The gross profit as a percent of sales for the first nine months decreased to 11%, from the 13% reported for the same period last year. The decrease for the quarter and nine month period was primarily due to duplicate costs related to the transfer of manufacturing operations from Chandler Arizona to the Company's Minnesota facilities and the reduced fixed cost leverage resulting from lower revenue level of the standard flexible circuits.

The Company anticipates that gross margins in the last half of calendar 2001 will improve as a result of the cost reductions and improved efficiencies related to closing the Chandler manufacturing facility and other cost reduction initiatives.

OPERATING EXPENSES
Operating expenses, which includes engineering and selling, general and administrative expenses, were 17.3% of sales for the current quarter, as compared to 15.3% in the prior year's third quarter. Operating expenses for the first nine months of fiscal 2001 were 16.9%, up from 14.3% from the prior year first nine months. The increase in operating expenses as a percent of sales for the current year is primarily due to decreased revenue generated by the standard flexible circuit product lines. Total operating expenditures increased slightly for the same periods last year primarily due to hiring and relocation costs related to the Chandler to Minnesota move and increased research and development spending related to the development of a materials manufacturing process. Operating expenses for the fiscal 2001 fourth quarter are expected to decrease slightly from the third quarter levels as the Chandler to Minnesota move is completed.

RESTRUCTURING CHARGES
Asset impairment and restructuring charges of $20,373,000 were recorded during the second quarter of fiscal 2001 related to the restructuring of the Company's manufacturing operations. The restructuring is primarily related to closing the Company's manufacturing facility in Chandler, Arizona. The majority of this charge included the accrual of employee severance and facility abandonment costs, the asset impairment of property, equipment and goodwill and the write-off of inventory related to discontinued product lines. The restructuring is expected to significantly reduce operating costs by the end of the fiscal year as a result of consolidating facilities and the higher level of efficiency of the Minnesota operations.

Asset impairment and restructuring charges of $13,785,000 were recorded during the first quarter of fiscal 2000 related to the restructuring of the Company's manufacturing operations. During the third quarter ending June 30, 2000, the Company recorded a change in estimate of $183,000 that reduced the initial charge of $13,785,000. The restructuring was primarily related to moving operations from the Company's Agua Prieta, Mexico facility to its facility in Lamphun, Thailand. The majority of this charge included employee severance, asset impairment of property and equipment and facility abandonment costs.

OPERATING PROFIT (LOSS)
The consolidated operating loss of $(3,200,000) in the current quarter compares to the operating profit of $1,062,000 for the prior year third quarter. Consolidated operating loss for the first nine months was $(26,719,000) versus $(15,311,000) for the same period last year. The decrease for the quarter was primarily driven by the lower gross margin resulting from the lower revenue level and duplicate costs related to the Chandler to Minnesota move. The nine-month decrease is primarily due to the restructuring charge recorded during the current year second quarter.

NET INCOME (LOSS)
Consolidated net loss for the fiscal 2001 third quarter was $(2,891,000) as compared to net income of $393,000 for the prior year. Basic and diluted net loss per share were ($0.19) as compared to net income per share of $0.03 for the prior year third quarter. Consolidated net loss for the first nine months of fiscal 2001 was $(26,784,000) as compared to $(11,933,000) for the prior year. Basic and diluted net loss per share were ($1.79) as compared to ($0.80) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased to $2.2 million at June 30, 2001 from $1.7 million at September 30, 2000.

Accounts receivable at June 30, 2001 decreased by $0.7 million from September 30, 2000 due to a lower level of revenue. Inventories at June 30, 2001 decreased by $3.8 million from September 30, 2000 due to the lower level of sales activity and the write off of inventory related to discontinued product lines resulting from the manufacturing restructuring.

Accounts payable at June 30, 2001 decreased by $9.4 million primarily due the reduced level of capital expenditures during the quarter and the lower level of purchasing required to support sales activity.

Working capital totaled $(0.1) million and $6.3 million at June 30, 2001 and September 30, 2000.

Since September 30, 2000, the Company has invested $10.2 million in capital expenditures primarily for FSA attachment equipment and to complete the move of Chandler operations to Minnesota. Capital expenditures of approximately $1 million are expected during the remainder of fiscal 2001. These expenditures will increase the Company's FSA production capacities and complete the move of the Chandler operation to Minnesota.

On April 23, 2001 the Company entered into a 1.2 billion Thailand baht credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short term working capital facility and a 10 million baht overdraft facility. The new Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand. The Company has not utilized the Thailand based receivables from its largest customer as security for the existing credit facilities. Therefore, the Company will continue to pursue additional financing opportunities in Thailand to be secured by these receivables. Management believes that the new Thailand credit facility, the existing US credit facility, potential new Thailand based borrowings, cash, investments and cash generated from operations will provide an adequate source of funds to support projected working capital needs and capital expenditures. The Company is in compliance with the debt covenants of its U.S. credit facility as amended by the Fourth Amendment to Credit Agreement attached to this document as an exhibit. The Company has reduced its cost structure during the past year as evidenced by the restructuring of its manufacturing operation including the closing of its Chandler manufacturing facility. The Company will continue to pursue other means of cost reduction to improve its long-term cash flow.

FORWARD LOOKING STATEMENTS
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the Company's Form 10-Q and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FSA and semiconductor packaging substrates, the impact of competitive products and pricing, the development and implementation of a materials manufacturing process, the transfer of Chandler AZ operations to Minnesota, interruptions in the operations of the Company's single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company's revenue is generated from the disk drive, consumer electronics and network system industries and the global economic downturn has and a continued economic downturn will continue to have an adverse impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK There were no material changes in the Company's market risk during the three-month period ended June 30, 2001.

PART II - OTHER INFORMATION
Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits
           10(a)    Fourth Amendment to Credit Agreement.

b)       Reports on Form 8-K
           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INNOVEX, INC.
                                        Registrant

Date: August 14, 2001

                                        By \s\ William P. Murnane
                                        William P. Murnane
                                        President and Chief Executive Officer




                                        By \s\ Thomas Paulson
                                        Thomas Paulson
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits                                                                   Page

10(a)    Fourth Amendment to Credit Agreement                              13-15