Form 10-K
period 2001-09-30
INNOVEX INC
filed 2001-12-14
CIK 50601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2001 or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13143 INNOVEX, INC. (Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1223933 (IRS Employer Identification No.)

5540 Pioneer Creek Drive Maple Plain, Minnesota (Address of principal executive offices)	55359-9003 (Zip Code)

Registrant’s telephone number, including area code: (763) 479-5300

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:

(Title of Class)
Common Stock ($.04 par value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]      No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $52,411,000 at November 23, 2001 when the closing sale price of such stock, as reported in the Nasdaq National Market System, was $3.70.

The number of shares outstanding of the Registrant’s Common Stock, $.04 par value, as of November 23, 2001 was 15,044,249 shares.

Documents Incorporated by Reference:

1. Portions of the Registrant’s Proxy Statement to be filed with the Commission within 120 days after the end of the Registrants fiscal year are incorporated by reference into Part III of the Form 10-K.

INNOVEX, INC.

PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Innovex was founded in 1972 to acquire the assets of a manufacturer of needle and wire assemblies used in computer core memories. With the introduction of solid state memory devices, needle wire assemblies became obsolete and, in late 1973, the Company moved into related areas of manufacturing utilizing and expanding its micro-welding and miniature assembly expertise.

     Prior to fiscal 1999, the Company primarily operated through two divisions, Precision Products (Precision) and Litchfield Precision Components (LPC). Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. The combination merged the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision’s high volume fine wire manufacturing expertise. The combination also allowed Innovex to leverage Precision’s disk drive industry market and trade knowledge to disk drive industry flexible circuit applications as the industry transitioned from wire interconnects.

     Prior to the divisional combination, the largest division, Precision, developed, engineered and manufactured specialty precision electromagnetic products for original equipment manufacturers (“OEM’s”). Lead wire assemblies for the thin film disk drive market were the division’s primary product. Lead wire assemblies are fine twisted magnet wires that connect the back end electronics of a disk drive with the inductive or magneto resistive thin film heads that read and write information on the disk. After the divisional combination, the lead wire assembly revenue declined as anticipated. As a result, during the fiscal 1999 fourth quarter, charges of $2.8 million were recorded to account for the discontinuance of this product line.

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

     The Iconovex subsidiary, established in fiscal 1994 to market and further develop a technologically advanced software product, was discontinued in June 1999 with a $1.7 million charge recorded related to this disposition.

     Innovex, Inc. and its subsidiaries (the “Company”) purchased all of the outstanding shares of ADFlex Solutions, Inc. (“ADFlex”) in two parts on August 9, 1999 and September 14, 1999. The total ADFlex purchase price, including transaction costs, change in control payments and all of the issued and outstanding common stock was approximately $37 million. At that time, the Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex’s outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex’s diverse customer and industry base has reduced Innovex’s reliance on the disk drive industry. Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company combined its operations into one group that designs and manufactures flexible circuits.

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

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Prior to the ADFlex acquisition, the Company had one major operating unit during fiscal 1999. The Company also had one other subsidiary, Iconovex and its Smart Solution joint venture, which generated less than 1% of the Company’s revenue and was not considered a core segment due to its immaterial nature. The Company currently consists of one segment that manufactures and markets flexible circuits to various industries and financial results will be presented as a single segment. Topics covered throughout this document may be discussed referencing former separate operations where helpful to the reader’s understanding.

(c)   NARRATIVE DESCRIPTION OF BUSINESS

Company Overview

     Innovex is a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”) in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, portable communication devices such as cellular telephones and pagers, data storage devices such as hard disk drives (“HDDs”), tape drives and arrays and high-end consumer electronics products such as digital video disk (DVD) and compact disk (CD) players. The Company’s principal customers include Alps, Compaq, Dell, Digital Equipment, Hewlett Packard, IBM, Iomega, Littelfuse, Maxtor, Motorola, Nokia, Philips, Qualcomm, Quantum, ReadRite, SAE Magnetics, Samsung, Seagate, Staktek, Storage Tek, Xerox and other leading electronic OEMs.

     Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide, and provide electrical connection between components in electronic systems. Flexible circuit interconnects frequently incorporate components such as integrated circuits (“ICs”), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. With proliferation of electronic applications, electronic products have become smaller, lighter and more portable. To meet the challenges represented by the increased complexity of miniaturization, form and weight requirements, OEMs have increasingly turned to flexible circuit interconnect solutions because they decrease the weight and expense of connectors and other packaging components, conform to contoured, ergonomic shapes or small spaces and provide mechanical flexure. The Company’s products consist of flexible circuits with high to mid-range tolerances and may include other secondary finishing or assembly operations. The high-end flexible circuits generate the highest gross margin percents. The mid-range or standard flexible circuits with components added through the performance of additional assembly steps garner lower gross margin percents due to higher material costs and the increased number of competitors.

     Historically, the Company’s wire operations produced a variety of small lead wire assemblies primarily for computer disk drives. The disk drive industry has transitioned away from lead wire assembly interconnects to integrated interconnects such as the Company’s Head Interconnect Flex (“HIF”), Flex suspension assembly (“FSA”) and BridgeFlex (“BFC”) products. This transition has had a significant impact on the Company’s operations over the last three years as it has had to manage the rapid increase in its flexible circuit business while controlling the rapid drop in its lead wire assembly operations. Lead wire assembly sales constituted none of fiscal 2001 consolidated revenues, less than 1% of fiscal 2000 revenues, 26% of fiscal 1999 revenues and over 72% of fiscal 1998 revenues.

     While the trend toward miniaturization and portability increases product complexity, electronic OEMs face escalating time to market, cost and global sourcing requirements. In response, the Company has established manufacturing facilities in Thailand that have lower cost structures and closer proximity to the Company’s OEM customer base. The Company believes it is a preferred supplier for the majority of its customers’ high-end, high-volume flexible circuit interconnect requirements.

Industry Overview and Trends

     Flexible circuit interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible circuits offer several advantages over rigid printed circuit boards (“PCBs”) and ceramic hybrid circuits, particularly for small, complex electronic systems. Flexible circuits, due to their mechanical flexure and three-dimensional shape, accommodate packaging contours and motion in a manner that traditional two-dimensional rigid PCBs cannot. Flexible circuits also provide improved thermal dissipation and signal propagation as compared to PCBs. In addition, flexible circuits can reduce the size, weight and expense of: (i) the primary substrate for component attachment when flexible circuits are used in place of a PCB; (ii) connectors, cables and other interconnection schemes when flexible circuits provide the connection to other substrates or subsystems within the system; and (iii) individual IC die packages by bonding an IC directly to a flexible chip carrier rather than a ceramic or plastic package.

     These capabilities enable circuits to solve many of the challenges faced by electronic OEMs who currently use traditional interconnection devices. Products which currently use polyimide flexible circuit interconnect assemblies include notebook computers, portable communication devices such as cellular telephones, pagers and personal digital assistants (“PDAs”), printers, scanners and data storage devices such as HDDs, tape drives and arrays, and high-end consumer electronic products such as DVD and CD disk players, cameras and camcorders. New, rapidly growing applications for polyimide flexible circuit interconnect assemblies include high-density interposers and other chip carrier packaging applications.

     The Company considers the following trends important in understanding the electronic flexible circuit interconnect industry:

     Miniaturization, Portability and Complexity of Electronic Products — Electronics OEMs continue to design and introduce more compact and portable high-performance products with greater functionality. The complexity of these new products requires smaller size, lighter weight, greater circuit and component density, better thermal dissipation properties, higher frequencies and increased reliability as compared to conventional rigid board assemblies. These requirements necessitate greater sophistication in flexible circuit interconnect manufacturing and process technologies. The trend toward increasingly sophisticated products also requires greater engineering expertise and investment in manufacturing and process technology for suppliers to produce high-quality electronic interconnect products on time, in volume and at acceptable cost.

     Shorter Product Life Cycles and Time to Market — Rapid advances in technology have significantly shortened the life cycle of complex electronic products and placed increased pressure on OEMs to quickly develop and introduce new products. These time-to-market challenges have in turn increased OEMs’ emphasis on the development, design engineering, prototype development and ramp-to-volume capabilities of their suppliers. In addition, the importance of being first to market with new products has heightened the emphasis on shortening supply channels, reducing the number of suppliers and finding turnkey sourcing capabilities that are supported by technologically advanced manufacturing infrastructure.

     Globalization and Reduction of Manufacturing Costs — At the same time that shorter product life cycles increase time-to-market pressures, users continue to demand increased electronic performance at lower prices. Notable product examples of this trend are notebook computers, desktop computers, peripherals, portable communications and consumer electronics. Leading OEMs who often manufacture products in multiple geographic regions are relying more on suppliers with global sourcing capabilities which can help to shorten the OEMs’ supply chain and provide regionally competitive pricing. As part of global sourcing, OEMs increasingly require their suppliers to establish local infrastructure to provide proximity to engineering, manufacturing and sales support.

     Outsourcing — To avoid delays in new product introductions, reduce manufacturing costs and avoid logistical complexities, OEMs are increasingly turning to fewer suppliers which are capable of producing electronic interconnect products from development, design, quick-turn prototype and pre-production through volume production and assembly. Many OEMs have accelerated this process by outsourcing their captive component, subsystem and even system manufacturing to focus on their core competencies. The accelerated time-to-market and time-to-volume needs of OEMs have resulted in increased collaboration with qualified suppliers capable of providing a broad and integrated offering. To meet their rapidly changing electronic interconnect requirements, many OEMs have moved to limit their vendor base to a smaller number of technically qualified, strategically located suppliers capable of providing both quick-turn prototype and pre-production quantities as well as cost-competitive volume production quantities.

     Proliferation of Electronics and Creation of New Markets — The markets for electronic products are growing as a result of technological change, increasing demands for a wider variety of electronic product features and more powerful and less expensive electronic components. Due to this growth, new markets have emerged in computing, data communications, telecommunications and multimedia. Moreover, existing markets such as computer networking and peripherals, digital and mobile communications, video-on-demand, the Internet, instrumentation and industrial controls have significantly expanded product applications.

Current Product Applications

     The Company provides flexible circuit interconnect products to a diverse group of markets. Historically, the HDD market has represented the largest component of the Company’s sales at 68%, 59%, and 74% of total sales for 2001, 2000 and 1999. Through the ADFlex acquisition and new market expansion efforts, the Company is continuing its efforts to reduce the impact of cyclicality of the HDD industry on its business. However, net sales attributable to this market are expected to continue to represent a large component of total sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry has had and may continue to have a material adverse effect on the Company’s operating results.

     Current applications addressed by the Company include:

     Flex Suspension Assembly — The disk drive market uses flexible circuits as the interconnect between the read/write head and disk drive electronics. In these applications, circuits need to mechanically flex hundreds of millions of times through the life of the drive. These applications include the Company’s head interconnect flex (“HIF”) and Flex Suspension Assembly (“FSA”) which provide the electrical interconnect from the disk drive head to the back end electronics (actuator flex) of the disk drive. The HIF is bonded to a disk drive suspension by the Company’s customers. The Flex Suspension Assembly (“FSA”) is a HIF that is bonded to a suspension for customers desiring a more complete solution. During fiscal 2001, the company introduced the Flex Gimbal Suspension Assembly (“FgSA”). The FgSA is the next generation FSA that provides improved technical performance at a lower cost than competing products by increasing the utilization of the flexible circuit characteristics and simplifying the suspension used in the assembly. These interconnects were provided by lead wire assemblies produced by the Company prior to the use of flexible circuits.

     Data Storage — The data storage market includes interconnects used for tape drives, disk arrays, and other interconnects in hard disk drives. Large individual drive storage systems are being replaced by arrays of less expensive disk drives or tape drives. The growth of personal computer networks has generated a growth in small arrays for local area network storage. In addition to the flexible circuit interconnects inside each of the individual drives, controlled impedance flex interconnects are used to connect the back of the drives to standard interface boards. The Company also produces the actuator flex which provides the back end electronic interconnect for hard disk drives. Mounting an unpackaged die directly onto the flexible circuit substrate, or flip chip, is becoming the predominant interconnect technology for these applications.

     Consumer Electronics — The consumer market includes interconnects used for CD and DVD applications, portable telecommunications devices, computers and printers. CD and DVD consumer applications are growing rapidly. These devices use flexible circuits as the interconnect between the read/write head and CD/DVD drive electronics. The use of polyimide flexible circuits in portable communications devices is growing as the space, weight and functionality challenges are becoming more difficult. In some cellular telephones, flexible circuits replace rigid PCBs, connectors and cables and can thereby reduce space, weight and cost. Early applications for flexible circuits in notebook computers were mainly as interconnects from the motherboard to the LCD and as shielded jumpers. More recently, systems have used as many as ten flexible circuit interconnects per notebook, including PCMCIA connector/flex jumpers, LED/speaker flexible circuit assemblies, track ball/mouse button flexible circuit assemblies and various other shielded jumpers.

     New Ventures — The new venture markets include flexible circuits for integrated circuit substrates, optoelectronic interconnects for broadband applications, flexible circuits for display applications and other high-end flexible circuits markets. These markets are projected to have rapid growth in the near future and the Company is producing increasing levels of flexible circuits for these markets.

Sales and Support

     The Company markets its products directly to a number of industries requiring electronic interconnects through the use of an internal sales staff. Historically, the Company has sold a substantial portion of its flexible circuit interconnects to a limited number of customers. Innovex has benefited from early entry as a supplier to the disk drive industry and has been able to leverage relationships to the next generation integrated flexible circuit interconnects. This, coupled with the Company’s reputation for high standards of quality and innovative manufacturing processes, has established Innovex as a predominant supplier of interconnects for the industry. The Company’s principal customers, each accounting for over 10 percent of the Company’s consolidated net sales in at least one of the last three years are Maxtor and Seagate. See Note I of Notes to Consolidated Financial Statements for additional information.

     Because of the Company’s focus on leading edge imaging technology, its customers include a number of the leading technology companies in the world including Alps, Compaq, Dell, Digital Equipment, General Electric, Hewlett Packard, IBM, Iomega, Littelfuse, Lucent, Maxtor, Medtronic, Motorola, Nokia, Philips, Qualcomm, Quantum, ReadRite, SAE Magnetics, Samsung, Seagate, Staktek, Storage Technology, Xerox and other leading electronic OEMs.

     Even though the Company’s customer mix will change from period to period in the future, the Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, communications and high-end consumer markets has had and may continue to have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Research and Development

     The Company continually engages in research, development and engineering activities. The Company’s goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 2001, 2000 and 1999, the Company spent approximately $4,518,000, $3,472,000, $2,878,000 on research and development. The Company’s research and development effort is concentrated on improving and increasing long run flexible circuit manufacturing capabilities for both adhesiveless and adhesive based flexible circuits, developing new materials, developing processes for manufacturing new products, developing new FSA and FgSA generations and improving the FSA attachment process.

     The Company expects to continue its past practice of acquiring new technology from outside sources through the payment of cash, Company stock and royalties.

Environmental Controls

     Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, the Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company’s products. The Company has discontinued operations in its Chandler Arizona location and is currently decommissioning the facility. A preliminary review of the facility indicates that no material remediation costs will be required. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the 1993 ADFlex purchase of certain assets from the Rogers acquisition, Rogers Corporation has retained all environmental liabilities relating to the purchased assets prior to the closing date of the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company were unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company.

     The Company believes it has been operating its facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, the Company implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by the Company and could adversely affect the results of operations of the Company. The Company does not anticipate any material amount of environmental-related capital expenditures in fiscal 2002.

Backlog

     The backlog for the Company’s continuing operations was $20.1 million, $19.1 million, $36.6 million at September 30, 2001, 2000 and 1999. The Company’s backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by the Company as firm orders that are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 2001 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

Competition

     The flexible circuit interconnect market is differentiated by customers, markets and geography with each niche having its own combination of complex packaging and interconnection requirements. The Company believes it competes principally on the basis of design capability, price, quality, flexibility and technological advancements in underlying applications. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. The Company believes that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor’s design for the life of that specific application and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to the Company’s competitors in the markets served by the Company, it also may present an obstacle to the Company’s entry into other markets.

     The flexible circuit interconnect market is highly competitive. The Company experiences competition world-wide from a number of leading foreign and domestic providers such as Minnesota Mining and Manufacturing (“3M”) and Sumitomo for high-end applications, and Nippon Mektron (“NOK”), Fujikura Ltd. (“Fujikura”), Multi-Fineline Electronix, Inc. (“M-Flex”), Sheldahl Inc. (“Sheldahl”) and Parlex Corporation (“Parlex”) for mid-range applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than the Company with greater financial and other resources. M-Flex, Sheldahl and Parlex are US-based flexible circuit manufacturers that have lower sales of polyimide flexible circuits than the Company and have historically targeted suppliers of computers, communication and automotive services and the military. Expansion of the Company’s existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company’s competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company’s markets. Finally, as many of the Company’s competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company’s dollar-priced products to be less competitive than its competitors’ products priced in other currencies.

     The Company also competes in assembly matters with leading flexible circuit assembly providers such as Smartflex Systems, Inc. (“Smartflex”) and Pemstar. The Company believes that competition in assembly is primarily driven by availability of assembly technology, price and cycle time. The Company believes it competes favorably with these competitors because it offers its customers a complete flexible circuit interconnect solution including design, fabrication, assembly and testing.

     The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions that adversely affect operating results. The Company will be required to make a continued high level of investment in product development and research, sales and marketing, and ongoing customer service and support to remain competitive. There can be no assurance that existing or future competitors will not be able to duplicate the Company’s strategies or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

Employees

     As of September 30, 2001, the Company had a total of 3,465 employees. Of these employees, 178 were based at the Company’s Maple Plain, Minnesota facility; 39 were based in Chandler, Arizona; 247 were based in Litchfield, Minnesota; 5 were based in Agua Prieta, Mexico and 2,996 were based in Thailand. The Company has transferred operations from its Chandler, Arizona facility to Minnesota and Lamphun Thailand. The Company discontinued operations in Mexico in fiscal 2000 and the remaining Mexican employees will be paid severance in accordance with Mexican labor laws once the facility disposition is complete.

     The Company’s future operating results depend in part upon its ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company.

Intellectual Property

     The Company believes that, due to its customers’ demands for rapid technological advances and the resulting limited product life cycles, the success of its business generally depends more on the technical and engineering expertise, creativity and marketing, and service abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company owns patents and has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. The Company does control patents related to the FSA and new generation FgSA products and believes that these patents give the Company a competitive advantage within disk drive industry applications. There can be no assurance that any patents issued to the Company will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around the patents issued to the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company’s agreements will protect the Company’s intellectual property rights in any foreign country. Any failure to protect the Company’s intellectual property rights could have a material adverse effect upon the Company.

Suppliers

     The Company purchases raw circuit materials, process chemicals and various components from multiple outside sources. For components, the Company typically makes short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to twelve month periods. These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for the Company. In most cases, suppliers are approved, and are often dictated by the Company’s customers. For process chemicals, the Company relies on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. The Company has attempted to mitigate these risks by identifying stable companies with leading technology and delivery positions.

     The Company currently purchases a number of its components, process chemicals and other materials from single sources. In the United States, these products are available only from a limited number of suppliers. There can be no assurance that these sources will continue to supply the Company with the materials needed at competitive prices. While viable alternate suppliers exist, because of the Company’s limited inventory of raw materials, tight manufacturing cycles and the significant amount of time required to qualify new suppliers, single sourcing is expected to continue. Consequently, any unanticipated interruption of material supplies or components would have a short-term material adverse effect on the Company.

Technology

     Design Technology — The flexible circuit interconnects manufactured by the Company are designed specifically for each application, requiring significant joint design activities between the Company and the customer at the start of a project. The Company has developed design methodologies that solve difficult interconnection problems and save the customer time and money. The Company also designs and produces, in volume, flexible circuits that range from high-density, single-sided circuits to more complex double-sided and multi-layer circuits. The Company is continually investing in and improving its computer-based design tools to more quickly design new flexible circuit interconnects, to enhance cooperative design and communication with its customers and to more closely link designs to the manufacturing process. The Company is recognized as a technology leader in fine-line, single-sided flexible circuit technology and flexible circuit assembly technology, including advanced chip-on-flex, flip-chip-on-flex and high-density polyimide assembly technologies.

     Circuit Fabrication Technology — The Company has extensive experience in fine-line polyimide flex and has pioneered manufacturing processes that deliver high unit volumes at cost-effective yields. At the core of the process is roll-to-roll subtractive fine-line circuit processing. The starting materials are flexible laminates composed of a thin dielectric film that is either adhesive-bonded to treated copper foil or metalized without the use of adhesives. Very accurate images (down to 0.001”) are produced in volume in photoresist. Circuit conductors are then formed by chemically etching the underlying copper foil. Coverfilm materials are adhered to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. The exposed surfaces are then coated with solder for surface mount or bondable gold for chip-on-flex applications. Laser processing is then used to create various openings to drill vias and cut contoured peripheries in substrate materials.

The Company’s key flexible circuit fabrication technologies include:

Fine Feature Roll-to-Roll Imaging and Etching — Allows the fabrication of circuits with very fine line widths and spaces. This is critical to meeting complex space constrained interconnection needs. Processing wide web (up to 24 inches) in a continuous roll-to-roll format (as opposed to discrete panels) allows fabrication of high circuit volumes with improved material utilization resulting in lower cost.

Laser Processing — Laser technology is used to produce low cost, very fine openings, small vias and contoured shapes that solve density problems while avoiding more expensive traditional alternatives. Also, using a laser to cut the periphery of parts allows prototypes and low volume production parts to be built faster and without the cost of blanking die.

Bondable Gold Plating — Prepares flexible circuits for chip-on-flex bonding, a process which saves space and improves electrical performance (access time) by wire bonding an IC die directly to the flexible circuit.

Coverfilm, Lay-up and Lamination — A process where coverfilm materials are adhered to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. This process allows accurate positioning of solder plated pads to support fine pitch surface mount assembly to the finished circuits.

Assembly and Test Technology — The Company applies advanced assembly and test technology to provide flexible circuit interconnect assemblies to its customers. The Company assembles passive electrical and various mechanical components, including connectors, stiffeners, diodes, formed metal parts and other devices to its flexible circuits using primarily manual processes in its plants in Thailand. The Company also performs advanced direct die attach and assembly of integrated circuit devices as well as the functional testing of these flexible circuit assemblies. Assembling these components directly onto the flexible circuit increases performance and reduces space, weight and cost.

Flex Suspension Assembly — The Company has a proprietary automated process to attach flexible circuits to suspensions for disk drive applications.

Manufacturing

     The Company has developed a manufacturing process that combines the use of technology with the deployment of human resources in a geographic and organizational manner that allows the Company to compete on a pure cost basis, if necessary, with suppliers of similar products throughout the world. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. The Minnesota and Lamphun Thailand operations have received ISO 9002 certification.

     The Company believes it enjoys an advantage based on a manufacturing process designed to optimize the utilization of automation, labor and capital, and a manufacturing process and technology with better yield, material utilization and throughput relative to its competitors. Most of the automated circuit fabrication processes are performed in Minnesota where there is an ample supply of qualified technical resources with the more labor intensive processes performed in Thailand to remain competitive with low cost Asian based competitors. The Company also believes that integrating assembly technology with manufacturing technology and high-volume production capabilities will over time provide improvements in its production costs through higher product yields, faster production ramps, reduced inventories, shortened production cycle times and increased leverage over expenses.

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

     While Innovex transacts business predominantly in U.S. Dollars an increasing portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company’s cost of goods sold and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business. The forward exchange contracts generally require the Company to exchange foreign currencies for U.S. Dollars at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction and remeasurement exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income as incurred. No assurance can be given that the Company’s hedging strategies will prevent future currency fluctuations from adversely affecting the Company.

     A large portion of the sales and expenses for the Thailand operation are denominated in Thai baht. The Thai Baht experienced significant fluctuations in relation to the U.S. Dollar during portions of 2001, 2000 and 1999. The fluctuations did not have a significant impact on the Company’s results of operations for those years. However, there can be no assurance that future currency fluctuations will not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     In total, at September 30, 2001, the Company leased or owned approximately 725,000 square feet of manufacturing and other space. The Company’s significant facilities are as follows:

Functions	Location (number of facilities)	Square Feet	Owned/ Leased	Expiration
Executive Offices, Research	Maple Plain, Minnesota (one)	96,000	Owned	N/A
and Development and
Circuit Fabrication
Held for disposition	Chandler, Arizona (one)	150,000	Leased	June 2003

Held for disposition	Agua Prieta, Mexico (one)	161,000	Owned	N/A

Circuit inspection and finishing	Korat Thailand (two)	12,000	Owned	N/A
		8,000	Owned	N/A

Circuit Finishing and Assembly;	Lamphun Thailand (two)	15,000	Owned	N/A
Sales and Support		140,000	Owned	N/A

Circuit Fabrication	Litchfield, Minnesota (five)	63,000	Owned	N/A
		15,000	Owned	N/A
		10,000	Owned	N/A
		51,000	Owned	N/A
		4,000		N/A

     The Company constructed the building in Maple Plain, Minnesota to be used for manufacturing, research and development and corporate offices. The Company obtained the Arizona, Mexico and Lamphun Thailand facilities during fiscal 1999 as part of the ADFlex acquisition. The Lamphun Thailand facility was completed in February 1999 and is used for circuit finishing and assembly. Operations have been discontinued at the Mexico and Arizona facilities to reduce excess manufacturing capacity. The Korat Thailand facilities were obtained in fiscal 2000 as part of the Thailand subcontractor purchase. The Company believes that the facilities in Minnesota and Thailand are adequate to meet its current requirements and that suitable additional space or substitute space is readily available as needed.

ITEM 3. LEGAL PROCEEDINGS

     On November 15, 2001, Bank Boston Robertson Stephens was granted a summary judgement by the United States District Court, District of Minnesota for $800,000 against the Company related to disputed investment banking fees incurred by ADFlex Solutions Inc. during the acquisition of ADFlex by the Company in Fiscal 1999. The Company will record an additional expense of $350,000 during the quarter ending December 2001 to cover the unaccrued portion of this judgment. With the exception of this judgment, neither the Company nor any of its subsidiaries is a party to, and none of its property is the subject of, any other material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Thomas W. Haley	65	Chairman, and Director of the Company
William P. Murnane	39	President and Chief Executive Officer
Thomas Paulson	45	Chief Financial Officer
Allan J. Chan	51	Senior Vice President, General Manager, Consumer Electronics Division
Brian R. Dahmes	41	Vice President, Research and Development
Douglas W. Keller	43	Vice President, Finance
Srinivas Kuchipudi	33	Vice President, Operations
Kelly S. Schuller	36	Vice President, General Manager, New Ventures Division

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

     Mr. Paulson joined the Company in February 2001 as Chief Financial Officer. Prior to Innovex, Mr. Paulson spent 19 years at The Pillsbury Company (TPC) where he held a variety of executive positions managing complex financial and business issues in multi-operational and multinational divisions including Vice President of Finance.

     Mr. Chan joined the Company in June 1988 as Director of Sales and Marketing for the Precision Products Division. In October 1990, Mr. Chan was promoted to Vice President of Sales and Marketing of the Precision Products Division. In 1991, his responsibilities were expanded to include manufacturing. In May 1995, he was promoted to Vice President and General Manager of Precision Products Division. In July of 1998, he was promoted to Senior Vice President , Sales and Marketing. Prior to joining Innovex, Mr. Chan was the Director of Sales and Marketing for Braemar Computer Corporation a division of Carlysle Corporation. In August 2001, Mr. Chan was named General Manager of Consumer Electronics Division.

     Mr. Dahmes joined the Company in July 1997 as Plant Manager. Mr. Dahmes was promoted to Director of Manufacturing in July 1998 and to Vice President, Quality in March of 1999. In November 1999, he was promoted to Vice President, Managing Director Innovex (Thailand). In August 2001, Mr. Dahmes was named Vice President of Research and Development. From 1992 to 1995, Mr. Dahmes served as Process Engineering Manager for Sheldahl Interconnect, and from 1995 to 1997, he was an Engineering Manager with Sheldahl Microproducts.

     Mr. Keller joined the Company in January 1990 as Corporate Controller. In May 1992, Mr. Keller was made an officer of the corporation and in October 1996, he was promoted to Vice President, Finance. From July 1988 to January 1990, Mr. Keller was Manager of Financial Accounting and Tax for UFE, Inc., a manufacturer of injection molded plastic components. From 1983 to 1988, Mr. Keller was a Senior Auditor for the Pillsbury Company. From 1980 to 1983, he was a Senior Accountant with Deloitte Haskins & Sells, a CPA firm.

     Mr. Kuchipudi joined the Company in September 1999 as Vice President, Operations. From July 1996 to August 1999, Mr. Kuchipudi was a management consultant for Pittiglio Rabin Todd & McGrath. Prior to that, he held various engineering and marketing positions during a five-year career at Motorola, Inc.

     Mr. Schuller joined the Company in April 2001 as Vice President, Strategic Marketing and New Business Development. Prior to joining Innovex, Mr. Schuller spent five years at McKinsey & Company where he led a number of major strategy and business development engagements for Fortune 500 companies. Before McKinsey, he worked for The Pillsbury Company in Strategic and Financial Planning as well as Ernst & Young as a certified public accountant. In August 2001, Mr. Schuller was named General Manager of New Ventures Division.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

Common Stock Information

     The Company’s common stock is traded in the over-the-counter market under the symbol “INVX.” The table below sets forth the high and low closing sale prices as reported by NASDAQ. As of November 16, 2001, the Company had 685 shareholders of record. The Company has not paid a dividend since November 1999. The Company’s intention is to continue this policy.

Price Range of Common Stock

	2001		2000
	High	Low	High	Low
First Quarter	$16.438	$5.438	$11.063	$ 7.500
Second Quarter	11.563	4.563	12.250	8.375
Third Quarter	5.150	3.500	10.375	10.125
Fourth Quarter	4.270	1.280	15.250	9.500

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five-year period ended September 30, 2001. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

Years Ended September 30,	2001	2000	1999	1998	1997
Net sales	$145,635,446	$164,461,510	$103,197,766	$96,277,930	$142,003,743
Net income (loss)	(28,875,680)	(11,054,410)	6,558,534	15,911,079	35,093,603
Net income (loss) per share:
Basic	($1.93)	($0.75)	$0.44	$1.08	$2.43
Diluted	($1.93)	($0.75)	$0.44	$1.05	$2.31
Cash dividends per share	$0.00	$0.04	$0.155	$0.135	$0.113
Total assets	142,666,541	167,679,892	178,806,124	109,651,849	97,274,754
Long-term debt, less current
maturities	26,403,021	21,003,284	26,375,546	755,024	950,733
Stockholders’ equity	68,174,772	96,396,047	107,134,199	102,418,060	86,817,374

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Earnings Summary

     The Company reported a net loss of ($28,876,000) or ($1.93) basic and diluted net loss per share for the fiscal year ended September 30, 2001. This compares to net loss of $(11,054,000) or ($0.75) basic and diluted net loss per share in fiscal 2000 and net income of $6,559,000, $0.44 basic and diluted net income per share in 1999. Fiscal 2001 results decreased as compared to fiscal 2000 primarily due to charges to restructure the Company’s manufacturing operations by closing the Company’s manufacturing facility in Chandler, Arizona and moving those operations to Minnesota and Thailand. In addition, a portion of the decrease was due to lower revenue generated by standard flexible circuit product lines associated with the ADFlex Solutions acquisition in late 1999. The Company took a number of steps during fiscal 2001 to reduce its fixed costs including closing the high cost Chandler facility and reducing the world wide work force. As a result of these cost reduction measures and expected increase in revenue, the Company expects significantly improved operating results in fiscal 2002.

     Fiscal 2000 results decreased as compared to fiscal 1999 primarily due to charges to restructure the Company’s manufacturing operations by moving operations from Mexico to Thailand and closing the Mexican facility. The decrease is also due to operating losses generated by the acquired ADFlex operation and increased interest expense as a result of the ADFlex acquisition. Revenue related to the acquired ADFlex operation decreased throughout fiscal 2000 as a result of pre-acquisition customer service and quality issues and the operations relatively high cost structure. Innovex took several steps to reduce costs during fiscal 2000. The higher cost Mexican facility was closed with operations being transferred to the expanded lower cost Lamphun Thailand facility and the manufacturing, customer service and quality areas were strengthened.

Results of Operations

     Net Sales — The Company’s net sales of $145,635,000 for fiscal 2001 decreased 11% from fiscal 2000 net sales of $164,462,000. The decrease in 2001 from 2000 was due to lower revenue generated by standard flexible circuit product lines associated with the ADFlex Solutions acquisition in late 1999. Revenue generated by the acquired ADFlex Solutions operation declined in early fiscal 2001 and throughout fiscal 2000 as a result of quality, cost and customer service issues existing at the time of purchase. In addition, revenue from the acquired consumer and telecommunication product lines was significantly impacted by the current economic downturn during the second, third and fourth quarters of fiscal 2001. The quality, cost and customer service issues have been addressed and revenue from the acquired product lines has stabilized. Revenue from the core high-end flexible circuits continues to increase. Revenue is expected to show modest sequential increases throughout fiscal 2002.

     Net sales for fiscal 2000 were $164,462,000, a 59% increase from 1999 net sales of $103,198,000. The increase in 2000 over 1999 was due, in part, to the increase in flexible circuit revenue from the disk drive industry. In addition, a large portion of the increase was due to revenue generated from the telecommunication, network systems, consumer and other industries related to the August 1999 acquisition of ADFlex. These increases offset a reduction in revenue generated from lead wire interconnects as the disk drive industry transitioned to integrated interconnects including the Company’s Head Interconnect Flex (HIF) and Flex Suspension Assembly (FSA). Less than 1% of revenue for fiscal 2000 was generated by lead wire assemblies as compared to 26% for fiscal 1999.

     Revenue from the disk drive industry generated 68% of fiscal 2001 revenue and is expected to be higher during fiscal 2002 due to FSA revenue increasing at a faster pace than increases in revenue from other industries. In addition, during fiscal 2001, 13% of the revenue was generated from network system applications, 10% from consumer applications and 9% from applications from other industries. The acquisition of ADFlex has reduced the Company’s dependence on the disk drive industry significantly from its historical levels of 85-90% of revenue. Fiscal 2002 should benefit from continued growth in the demand for high technology flexible circuit products including the Company’s FSA and Flex Gimbal Suspension Assembly (FgSA) and an expected economic improvement in the later part of the year. Significant progress has been made in gaining customer acceptance of the Company’s FSA product and the introduction of the next generation FgSA product will be integral to increasing revenue in future years.

     Export sales accounted for 80% of the Company’s revenue in fiscal 2001 as compared to 73% for 2000 and 74% for 1999, reflecting the high level of interconnect shipments to electronic manufacturers in Asia. A significant portion of the remaining domestic sales are subsequently shipped internationally by the Company’s customers.

     Gross Margin — The Company’s gross margin as a percent of sales for fiscal 2001 decreased to 11.4%, from the 15.0% reported for fiscal 2000. The decrease was primarily due to reduced fixed cost leverage resulting from lower revenue levels of the standard flexible circuits and duplicate costs related to the transfer of manufacturing operations from Chandler, Arizona to the Company’s Minnesota facility. Gross margins in fiscal 2002 are expected to improve due to a lower fixed cost basis as a result of the cost reduction measures taken by the Company in fiscal 2001. These cost reduction measures include the transfer of manufacturing operations from Arizona to the Minnesota and Thailand facilities and a reduction of the Company’s workforce. The Company also expects increased gross margin leverage from this reduced cost structure as revenue increases are realized.

     The Company’s gross margin decreased to 15.0% of sales in fiscal 2000 as compared to 26.1% for fiscal 1999. The decrease was primarily due to fiscal 2000 including lower margin revenue related to the acquired ADFlex operation. The acquisition related revenue generates a lower gross margin percent than the high-end Innovex flexible circuit revenue due to the higher material content of the assembly portion of the business and lower level of technical tolerances required. Gross margins for the acquired ADFlex operation are also lower due the level of fixed costs related to the operation.

     Operating Expenses — Selling, general and administrative expenses were 12.7% of net sales in 2001 as compared to 9.8% in 2000 and 9.5% in 1999. A portion of the increase in selling, general and administrative expenses in fiscal 2001 over 2000 is the result of increased spending due to hiring, relocation and duplicate personnel costs related to the Chandler to Minnesota move and due to lower revenues as a result of the current economic slowdown. The increase in operating expenses as a percent of sales for 2000 as compared to 1999 is the result of the amortization of intangibles related to the ADFlex and Boron acquisitions. Fiscal 2002 operating expenses should decrease as a percent of sales as a result of cost savings measures taken in fiscal 2001 and by the expected increase in fiscal 2002 revenue.

     Engineering expense decreased to 4.4% of net sales in fiscal 2001 from 4.7% in 2000 and 4.4% in 1999. The decrease in engineering expenses as a percent of sales for fiscal 2001 is a result of reduced spending due to the completion of the effort to develop a materials manufacturing process. Engineering spending increased in fiscal 2000 as compared to 1999 due to spending related to the development of base material manufacturing process in the new Maple Plain Minnesota facility. The fiscal 2001 and 2000 spending was concentrated on FSA development and the development of a process to manufacture material for use in producing double sided, plated through-hole flexible circuits. Fiscal 2002 engineering spending is expected to concentrate on manufacturing process improvements, further FSA and FgSA technology improvements, semiconductor packaging substrates and other high-end flexible circuit technology development related to new products.

     Restructuring Charges — The fiscal 2001 second quarter includes asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to closing the Company’s Chandler, Arizona facility and moving manufacturing operations to the Company’s Minnesota and Thailand locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company’s September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs.The restructuring is expected to be substantially complete by the end of the second quarter of fiscal year 2002 with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

     The fiscal 2000 first quarter includes a $13,785,085 restructuring charge related to restructuring the Company’s manufacturing operations. The restructuring is primarily related to closing the Company’s Agua Prieta, Mexico facility and moving operations to its facility in Lamphun, Thailand. The charge included approximately $6,605,000 related to asset impairment of property and equipment, $356,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. A change in estimate was recorded in the quarter ending September 2000 increasing the facility abandonment accrual by $1,435,000 and decreasing the accrued employee severance by $1,485,000. The estimate changes were due to higher costs than expected to discontinue the operation of the Mexican facility and higher turnover than expected prior to the payment of severance. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the quarter ending March 31, 2001, the Company had a $495,000 increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of the facility located in Agua Prieta, Mexico.

     Interest Income (Expense) — Interest income decreased to $127,000 in fiscal 2001 from $524,000 and $2,035,000 in fiscal 2000 and 1999 respectively. The decreases in fiscal 2001 and 2000 correspond to the reduction in the Company’s excess cash. Interest expense increased to $3,550,000 in 2001, from $3,193,000 in 2000 and $467,000 in 1999. Interest expense increased in fiscal 2001 related to the new $27 million credit facility put in place in Thailand during fiscal 2001. The fiscal 2000 increase in interest expense was due to interest on the credit facility put in place related to the ADFlex acquisition.

     Other Income (Expense) — Net other expense in fiscal 2001 of $266,000 was primarily due to increased foreign currency transaction costs as a result of the high level of revenue recorded in Thailand baht and foreign currency translation losses related to the volatility of the Thailand baht/US dollar relationship during the year. Net other expense for fiscal 1999 included a $630,000 charge related to the settlement of threatened litigation by a former director of the Company.

     Income (Loss) Before Provision For Income Taxes — Income (loss) before provision for income taxes was ($32,349,000) for fiscal 2001 as compared to ($15,570,000) and 9,239,000 for 2000 and 1999 respectively. As a percent of net sales, income before provision for income taxes was (22.2%) for 2001 as compared to (9.5%) for 2000 and 9.0% for 1999.

Liquidity and Capital Resources

     Cash and equivalents increased by $125,000 to $1,798,000 at September 30, 2001. Net cash provided by operating activities increased in 2001 to $1,412,000 from $766,000 in 2000 and $26,215,000 in 1999. The increase in cash and equivalents as well as net cash provided by operating activities during fiscal 2001 as compared to 2000 was primarily due to the reduction in accounts receivable and inventories more than offsetting the reduction in accounts payable. The reduction from 1999 to fiscal 2000 was primarily due to temporary increases in inventory as a result of the move from Mexico to Thailand, operating losses generated by the acquired ADFlex operation and increased interest expense. The Company invested approximately $12 million, $24 million and $23 million in captial expenditures in fiscal 2001, 2000 and 1999. The fiscal 2001 expenditures were primarily related to additional FSA attachment equipment and the Minnesota and Thailand facility additions related to the move of operations from Arizona to Minnesota and Thailand. The capital expenditures in both fiscal 2000 and 1999 include additional equipment to increase the capacity of the automated flexible circuit production facility in Litchfield, Minnesota and the costs to construct and equip a material manufacturing facility. In addition, fiscal 2000 included capital expenditures to increase the capacity of the Lamphun Thailand facility as part of the manufacturing restructuring plan to close the Mexican facility and move the operation to Thailand. The Company also acquired the assets and operations of its Thailand subcontractor in October 1999 for $3,750,000.

     On April 23, 2001 the Company entered into a 1.2 billion Thailand baht (approximately $27 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short term working capital facility and a 10 million baht overdraft facility. The new Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand.

     Working capital decreased to ($5,883,000) at September 30, 2001 from $6,297,000 at September 30, 2000. The Company’s current ratio was .9 at fiscal 2001 year-end, compared to 1.1 at the end of fiscal 2000. The decrease is primarily due to the reduced level of receivables and inventories and the increases in current maturities of long term debt.

     Net property, plant and equipment decreased by $7.8 million to $86,739,000 at September 30, 2001. The decrease was due to the disposal of capital equipment related to the closing of the Arizona manufacturing facility. Intangible assets decreased by $4.0 million to $3.0 million at September 30, 2001 primarily as a result of the write-off of goodwill related to the 1999 ADFlex acquisition.

     Long-term debt, net of current maturities, increased by $5.4 million. The increase is the result of the $6.2 million payments made on the existing Wells Fargo facility being offset by the new $10.7 million long term portion of the Thailand baht credit facility. The ratio of long-term debt, net of current maturities, to stockholders’ equity was .39 at September 30, 2001 compared to .22 at the end of fiscal 2000.

     The Company has not utilized the Thailand based receivables from its largest customer as security for the existing credit facilities. Therefore, the Company will continue to pursue additional financing opportunities in Thailand to be secured by these receivables. In addition, the Company is also pursuing other US based financing alternatives. Management believes that the new Thailand credit facility, the existing US credit facility, potential new Thailand based borrowings, cash, investments and cash generated from operations will provide an adequate source of funds to support projected working capital needs and capital expenditures. The covenants under the Company’s U.S. credit facility were waived at September 30, 2001. The Company has reduced its cost structure during the past year as evidenced by the restructuring of its manufacturing operation including the closing of its Chandler manufacturing facility. The Company will continue to pursue other means of cost reduction to improve its long-term cash flow.

Forward-Looking Information

     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FgSA and semiconductor packaging substrates, the impact of competitive products and pricing, the transfer of Chandler AZ operations to Minnesota, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company’s revenue is generated from the disk drive, consumer electronics, computer and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. While the Company transacts business predominately in U.S. Dollars a portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company’s cost of goods sold and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts (hedges) in the regular course of business to manage its risk exposure, not as speculative instruments. Typically, these contracts have maturities of 3 months or less. The forward exchange contracts generally require the Company to exchange Thailand Baht for U.S. Dollars or U.S Dollars for Thailand Baht at maturity, at rates agreed to at inception of the contracts. The gains or losses on hedges of transaction exposure are included in income in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in income.

     The Company periodically reviews the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short, balanced) for those currencies in which the Company has significant activity. Expected future cash flow positions and strategies are continuously monitored. At September 30, 2001, the Company had one open forward exchange contract to buy a total of 425,000,000 Thai baht. No assurance can be given that the Company’s hedging strategies will prevent future currency fluctuations from adversely affecting the Company’s business, financial condition, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL DATA

Page
Report of Independent Certified Public Accountants	19

Consolidated Balance Sheets at September 30, 2001 and 2000	20

Consolidated Statements of Operations for each of the three years in the period
ended September 30, 2001	21

Consolidated Statements of Stockholders’ Equity for each of the three years
in the period ended September 30, 2001	22

Consolidated Statements of Cash Flows for each of the three years in the
period ended September 30, 2001	23

Notes to Consolidated Financial Statements	24-33

Quarterly Financial Data (unaudited)	32

18

Report of Independent Certified Public Accountants

Board of Directors
Innovex, Inc.

     We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of Innovex, Inc. and Subsidiaries to Form 10-K for each of the three years in the period ended September 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

\s\ GRANT THORNTON LLP
Grant Thornton LLP

Minneapolis, Minnesota November 1, 2001 19

INNOVEX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	2000
ASSETS
Current assets:
Cash and equivalents	$1,798,272	$1,673,486
Accounts receivable, less allowance for doubtful accounts of
$670,000 (2000--$668,000)	19,315,306	23,834,538
Inventories	13,782,195	21,570,553
Income taxes receivable	—	2,182,924
Other current assets	6,465,201	7,316,184

Total current assets	41,360,974	56,577,685
Property, plant and equipment — at cost:
Land and land improvements	3,969,992	3,910,885
Buildings and leasehold improvements	40,273,598	41,876,806
Machinery and equipment	68,677,626	57,320,757
Office furniture and fixtures	1,351,608	9,366,134

	114,272,824	112,474,582
Less accumulated depreciation and amortization	27,533,854	17,954,656

Net property, plant and equipment	86,738,970	94,519,926
Intangible assets, net of accumulated
amortization of $1,316,000 (2000--$1,326,000)	3,000,971	7,089,649
Deferred income taxes	9,602,867	9,445,162
Other assets	1,962,759	47,470

	$142,666,541	$167,679,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,467,354	$7,198,411
Line of credit	11,900,000	9,700,000
Accounts payable	16,438,885	24,872,142
Accrued compensation	1,617,672	2,173,881
Other accrued liabilities	7,819,837	6,336,127

Total current liabilities	47,243,748	50,280,561
Other long-term liabilities	845,000	—
Long-term debt, less current maturities	26,403,021	21,003,284
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
15,044,249 shares issued and outstanding (2000--14,930,286)	601,770	597,211
Capital in excess of par value	17,736,455	17,086,609
Retained earnings	49,836,547	78,712,227

Total stockholders’ equity	68,174,772	96,396,047

	$142,666,541	$167,679,892

The accompanying notes are an integral part of these statements. 20

INNOVEX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2001	2000	1999
Net sales	$ 145,635,446	$ 164,461,510	$ 103,197,766
Costs and expenses:
Cost of sales	128,977,986	139,842,670	76,277,451
Selling, general and administrative	18,513,296	16,088,830	9,787,555
Engineering	6,430,505	7,730,571	4,580,774
Restructuring charges	20,372,939	13,601,157	4,460,570
Interest expense	3,550,295	3,193,158	467,050
Interest income	(126,786)	(524,300)	(2,034,500)
Other (income) expense	265,841	99,029	420,332

	177,984,076	180,031,115	93,959,232

Income (loss) before provision for income taxes	(32,348,630)	(15,569,605)	9,238,534
Benefit (provision) for income taxes	3,472,950	4,515,195	(2,680,000)

Net income (loss)	$(28,875,680)	$(11,054,410)	$ 6,558,534

Net income (loss) per share:
Basic	$ (1.93)	$ (0.75)	$ 0.44

Diluted	$ (1.93)	$ (0.75)	$ 0.44

Common and common equivalent shares Outstanding:
Basic	14,987,395	14,838,082	14,798,442

Diluted	14,987,395	14,838,082	15,071,229

The accompanying notes are an integral part of these statements. 21

INNOVEX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended September 30, 2001, 2000 and 1999	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total Stockholders’ Equity
Balance at October 1, 1998	$591,184	$15,732,350	$ 86,094,526	$ 102,418,060
Shares issued through exercise of stock
options	1,700	373,451		375,151
Tax benefits derived from exercise of stock
options		75,929		75,929
Dividends paid ($0.155 per share)			(2,293,475)	(2,293,475)
Net income			6,558,534	6,558,534

Balance at September 30, 1999	592,884	16,181,730	90,359,585	107,134,199
Shares issued through exercise of stock
options	3,902	639,243		643,145
Tax benefits derived from exercise of stock
options		179,058		179,058
Shares issued through employee stock
purchase plan	425	86,578		87,003
Dividends paid ($0.155 per share)			(592,948)	(592,948)
Net loss			(11,054,410)	(11,054,410)

Balance at September 30, 2000	597,211	17,086,609	78,712,227	96,396,047
Shares issued through exercise of stock
options	2,358	260,472		262,830
Tax benefits derived from exercise of stock
options		142,983		142,983
Shares issued through employee stock
purchase plan	2,201	246,391		248,592
Net loss			(28,875,680)	(28,875,680)

Balance at September 30, 2001	$601,770	$17,736,455	$ 49,836,547	$ 68,174,772

The accompanying notes are an integral part of these statements. 22

INNOVEX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2001	2000	1999
Cash Flows From Operating Activities:
Net income (loss)	$(28,875,680)	$(11,054,410)	$ 6,558,534
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	13,155,347	11,617,362	7,197,982
Deferred income taxes	(1,609,744)	2,078,647	742,106
Restructuring charges	20,372,939	13,601,157	4,460,570
Other non-cash items	288,462	(833,546)	(123,483)
Changes in operating assets and liabilities, net of
business acquisition:
Accounts receivable	4,519,232	4,482,715	(562,137)
Inventories	6,152,929	(6,008,555)	(262,769)
Other current assets	870,023	(2,007,031)	1,637,335
Accounts payable	(8,433,257)	(232,375)	6,252,826
Other current and long-term liabilities	(7,194,652)	(8,102,443)	(937,869)
Income taxes	2,166,609	(2,775,188)	1,251,809

Net cash provided by operating activities	1,412,208	766,333	26,214,904
Cash Flows From Investing Activities:
Capital expenditures	(11,743,419)	(23,887,714)	(22,598,839)
Business acquisition	(256,000)	(3,750,000)	(35,967,038)
Proceeds from sale of assets	192,460	713,549	2,109,467
Purchase of held-to-maturity securities	—	—	(31,090,000)
Sales and maturities of held-to-maturity securities	—	19,305,000	52,214,000
Other	(3,548)	(75,886)	—

Net cash used in investing activities	(11,810,507)	(7,695,051)	(35,332,410)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(7,651,057)	(889,342)	(669,654)
Payment of bank debt acquired in business acquisition	—	—	(33,248,281)
Net proceeds on line of credit	2,200,000	536,069	9,163,931
Issuance of long-term debt	15,319,737	2,407,789	25,000,000
Proceeds from exercise of stock options	405,813	822,203	375,151
Proceeds from employee stock purchase plan	248,592	87,003	—
Dividends paid	—	(592,948)	(2,293,475)

Net cash provided by (used in) financing activities	10,523,085	2,370,774	(1,672,328)

Increase (decrease) in cash and equivalents	124,786	(4,557,944)	(10,789,834)
Cash and equivalents at beginning of year	1,673,486	6,231,430	17,021,264

Cash and equivalents at end of year	$ 1,798,272	$ 1,673,486	$ 6,231,430

Supplemental Disclosures:

Cash paid for interest was approximately $3,508,000; $2,743,000 and $895,000 in 2001, 2000 and 1999.

Income tax payments were approximately $86,000; $0 and $2,181,000 in 2001, 2000 and 1999.

Tax benefits derived from exercise of stock options totaling approximately $143,000; $179,000 and $76,000 in 2001, 2000 and 1999 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

The accompanying notes are an integral part of these statements.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001, 2000 and 1999

Note A — Summary of Significant Accounting Policies

     The Company is a diversified manufacturer of electrical components for the computer, data storage, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company’s revenues, operating profits and assets relate to one operating unit involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Litchfield and Maple Plain, Minnesota and Thailand.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Principles of Consolidation and Fiscal Year — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal years ended September 30, 2001, 2000 and 1999 all include fifty-two weeks of operations.

     Foreign Currency Translation — The Company uses the United States dollar as its functional currency for its subsidiaries in Mexico and Thailand. Re-measurement gains and losses, resulting from the process of re-measuring the financial statements of these foreign subsidiaries into U.S. Dollars, are included in operations.

     Foreign Exchange Instruments — The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the Company to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at the inception of the contracts. The gains or losses on hedges of transaction exposure are included in other income (expense) in the period in which the exchange rates change. The gains and losses on unhedged foreign currency transactions are included in other income (expense). The Company does not enter into forward contracts for trading purposes.

     Cash Equivalents and Short-Term Investments — The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2001 and 2000. Debt securities have been classified as held-to-maturity securities, which are reported at amortized cost.

     Accounts Receivable — The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses.

     Inventories — Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

     Property, Plant and Equipment — Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated service lives range from 5 to 30 years for buildings and leasehold improvements, from 2 to 7 years for machinery and equipment and from 3 to 7 years for office furniture and fixtures.

     Intangible Assets — Intangible assets include goodwill, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives. Useful lives range from 3 to 10 years. Management reviews the valuation of goodwill on an ongoing basis. As part of this review, management estimates the expected future cash flows to be generated by the businesses acquired to determine whether an impairment of goodwill has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Fair values of Financial Instruments — Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

     Net Income (Loss) Per Share — The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 1,226,222, 631,543 and 193,650 shares of common stock with weighted average exercise purchase prices of $12.34, $15.20 and $25.71 were outstanding during 2001, 2000 and 1999, but were excluded from the computation of common share equivalents because they were antidilutive.

     Revenue Recognition — Sales are recorded at the time of shipment and provision for anticipated returns, net of exchanges, is recorded based on historical experience.

     Use of Estimates — Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

     Stock Based Compensation — The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note E.

     New Pronouncements — In June 2001, the Financial Accounting standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain effective for the Company beginning in September 2002. Thereafter, goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises.

     In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS 144 clarifies the accounting for disposals of long-lived assets. This statement is effective for the Company beginning in September 2002.

     The adoption of these requirements will require the Company to discontinue the amortization of goodwill and any other intangible assets determined to have indefinite useful lives.

Note B — Business Acquisition

     On October 3, 1999, the Company purchased the assets of its Thailand subcontractor for a total of $3,750,000. The purchase price included $757,000 allocated to property, plant and equipment and $2,993,000 allocated to intangible assets.

     On August 9, 1999, the Company purchased 76% of the outstanding shares of common stock of ADFlex Solutions, Inc.(“ADFlex”). The remaining 24% of the shares outstanding were purchased on September 14, 1999. The $37.2 million purchase price, included change in control payments of $1.9 million and transaction costs of $.9 million. The purchase price was paid in the form of cash. Pursuant to the purchase agreement, the Company was required to pay off all outstanding balances under that certain Credit Agreement among ADFlex, BankBoston N.A. and Bank Boston N.A. as Agent for Lenders, as amended (the “Credit Agreement”). Innovex obtained a credit facility totaling in principal amount $40 million, that was utilized to refinance amounts owed under the Credit Agreement, pay down ADFlex’s current liabilities and pay related transaction costs. The acquisition has been accounted for as a purchase and, accordingly, the results of operations since acquisition are included in the accompanying financial statements. The excess cost over the fair value of net assets acquired of $3.9 million was allocated to goodwill and was being amortized on a straight-line basis over 10 years. The remaining goodwill was evaluated and considered impaired in January 2001 and written off at that time as part of a restructuring charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following unaudited pro forma results of operations for the year ended September 30, 1999 assume the acquisition occurred on October 1, 1998. The pro forma information includes adjustments for depreciation based on the fair market value of the property, plant and equipment acquired, amortization of intangibles arising from the transaction, the reduction of interest expense to reflect the refinancing of the ADFlex credit facility, the reduction of interest income on cash used to complete the acquisition, the elimination of salaries of ADFlex executives terminated in conjunction with the merger and related changes in the provision for income tax expense (in thousands of dollars except per share amounts):

Year Ended 1999
Net sales	$ 215,975
Net income (loss)	(6,845)
Basic and diluted net income (loss) per share:	(0.46)

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the assumed date, nor are they necessarily indicative of future operating results.

Note C — Inventories

     Inventories are comprised of the following at September 30:

	2001	2000
Raw materials and purchased parts	$ 6,155,408	$11,803,667
Work-in-process and finished goods	7,626,787	9,766,886

	$13,782,195	$21,570,553

Note D — Line of Credit and Long-Term Debt

     On April 23, 2001 the Company entered into a 1.2 billion Thailand baht (approximately $27 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht term loan, a 530 million baht packing credit facility, a 70 million baht short term working capital facility, and a 10 million baht overdraft facility. Under the terms of the credit facility, any outstanding balance on the term loan bears interest at 7.00% annually until April 23, 2003, at which time the outstanding balance will bear interest at the Thailand MLR rate. The term loan is serviced by quarterly payments commencing September 28, 2001 and continuing through December 30, 2005. Payments will be 22 million baht per quarter for the first year, 27 million baht per quarter for the second year, 35 million baht per quarter for the third year, 40 million baht per quarter for the fourth year, and 47 million baht for the remaining two quarterly payments. The packing credit, working capital and overdraft facilities bear interest at the Thailand MOR market rate. The Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand. At September 30, 2001, 568 million baht or $12.8 million was outstanding under the term loan, 422 million baht or $9.5 million was outstanding under the packing credit facility and there were no outstanding balances under the working capital and overdraft facilities. The interest rate for the term loan was 7.00% and the interest rates for the packing credit facility were at rates from 5.00% to 5.25% at September 30, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 15, 1999 the Company entered into a credit facility to pay off all outstanding balances existing at the time of the ADFlex acquisition as required by the ADFlex merger agreement. As amended, the credit facility consists of a $4.0 million revolving line of credit expiring September 30, 2002 and a $25.0 million, five-year term loan with equal principal payments due each quarter commencing on October 1, 2000 and continuing through the September 14, 2004 maturity date. Under the terms of the amended credit facility, any outstanding balance on the revolving line of credit bears interest at the prime interest rate plus 1.5% and the term facility bears interest at the prime interest rate plus 1.5% or LIBOR plus 3.25%. The credit facility is collateralized by all U.S. based accounts receivable, inventory, equipment, real property and general intangibles of the Company. The Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests that were waived at September 30, 2001. At September 30, 2001, $18.75 million was outstanding under the term loan and $2.4 million was outstanding under the revolving line of credit. At September 30, 2000, $25.0 million was outstanding under the term loan and $9.2 million was outstanding under the revolving line of credit. The interest rate for the term loan was 5.88% at September 30, 2001 and the interest rate for the revolving line of credit was 7.5% at September 30, 2001.

     Other long-term debt consists of capitalized equipment leases. Net assets under capital lease as of September 30, 2001 are approximately $5.4 million. Interest rates on these leases range from 7.6% to 10.5%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands) : 2002 — $9,467; 2003 — $10,048; 2004 — $10,606; 2005 — $4,691; 2006 — $1,058. The recorded value of long-term debt approximates fair market value.

Note E — Stockholders’ Equity

     Stock Option Plans — The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 2001, the Company had 243,320 shares of common stock available for issue under the plans.

     The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At September 30, 2001, the Company had 103,000 shares of common stock available for issue under the plan.

     Transactions under the plans during each of the three years in the period ending September 30, 2001 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at October 1, 1998	834,814	$12.95
Granted	459,400	12.10
Forfeited	(113,300)	18.29
Exercised	(42,500)	8.83

Balance at September 30, 1999	1,138,414	12.23
Granted	546,750	8.33
Forfeited	(196,570)	10.86
Exercised	(97,646)	6.38

Balance at September 30, 2000	1,390,948	11.30
Granted	535,100	8.42
Forfeited	(291,550)	11.11
Exercised	(58,139)	6.63

Balance at September 30, 2001	1,576,359	10.54

27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options exercisable at September 30:

	Number Exercisable	Weighted Average Exercise Price
1999	434,114	$ 9.25
2000	499,908	11.20
2001	587,849	11.81

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00—$2.25	56,086	7.8 years	$ 0.23	9,086	$ 1.39
3.45— 5.05	196,000	9.3 years	4.21	8,000	3.46
6.49— 8.91	457,723	5.9 years	7.68	227,683	7.49
8.92—11.50	460,100	5.9 years	11.05	242,820	10.84
11.53—16.26	290,450	7.1 years	13.32	20,660	14.60
18.88—32.44	116,000	5.3 years	28.57	79,600	28.39

	1,576,359			587,849

     The Company’s 2001, 2000 and 1999 pro forma net income (loss) and diluted net income (loss) per share would have been ($29,868,000), ($11,927,000), and $5,871,000 or ($2.06), ($0.82) and $0.39 had the fair value method been used for valuing options granted during those years. The impact on net income (loss) may differ in future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The weighted average value of options granted in 2001, 2000 and 1999 was $5.11, $4.26 and $4.68. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 72%, 54% and 51%; dividend yield of 0.0%, 0.0% and 1.2%; risk-free rate of return of 5.2%, 6.1% and 4.5%; and an average term of 4.5 years for 2001 and 2000 and 3.5 years for 1999.

     Employee Stock Purchase Plan — The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250,000 shares of common stock have been reserved for issuance. As of September 30, 2001, 65,661 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F — Income Taxes

     The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

	2001	2000	1999
Federal statutory rate	(34.0%)	(34.0%)	34.0%
State income taxes	(0.5)	(5.6)	3.1
FSC benefit	—	(4.4)	(9.2)
Tax exempt interest	—	(0.8)	(6.8)
Foreign operating income benefit	—	(4.0)	—
Allowances	20.1	16.2	—
Additional income tax accrual	—	1.6	6.8
Non-deductible intangibles	3.0	1.0	—
Other	.7	1.0	1.1

	(10.7%)	(29.0%)	29.0%

Components of the provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

	2001	2000	1999
Current:
Federal	($1,647)	($5,284)	$1,702
State	(216)	(1,310)	236

	(1,863)	(6,594)	1,938
Deferred	(1,610)	2,079	742

	($3,473)	($4,515)	$2,680

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

	2001	2000	1999
Current deferred tax assets:
Inventories	$ 158	$ 948	$ 1,638
Receivables	53	47	447
Compensation and benefits	334	331	329
Restructuring	1,316	738	893
NOL carryforwards	1,736	—	—
Other	221	302	140

	$ 3,818	$ 2,366	$ 3,447

Long-term deferred tax assets (liabilities) — net:
Accelerated depreciation	$(4,561)	$(5,330)	$(2,914)
Intangibles	7,021	10,299	9,758
Restructuring	126	—	—
Tax credit and NOL carryforwards	26,280	9,857	3,599
Allowances	(19,263)	(5,381)	—

	$ 9,603	$ 9,445	$ 10,443

29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G — Retirement and Profit-Sharing Plans

     The Company sponsors a 401K retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. An additional 401K retirement plan was also in effect for the last 8 weeks of fiscal 1999 and the first 13 weeks of fiscal 2000 relating to the ADFlex acquisition. This plan was sponsored for all employees of the ADFlex’s United States operation. Under this plan, the Company made contributions each year up to a maximum of 4% of an employee’s total compensation. The Company merged the ADFlex plan into the Company plan on December 31, 1999. Company contributions for both these plans were approximately $621,000, $547,000 and $385,000 for the years ended September 30, 2001, 2000 and 1999.

Note H — Research and Development Costs

     The Company incurred research and development costs of approximately $4,518,000, $3,472,000 and $2,878,000 for the years ended September 30, 2001, 2000 and 1999.

Note I — Foreign Operations and Significant Customers

     Prior to the September 1999 ADFlex acquisition, the Company had no foreign-based operations; however, the Company utilized subcontractors in Thailand and China to perform certain labor intensive procedures on a large portion of its products. As part of the ADFlex acquisition, the Company acquired an Asian operation, located in Lamphun, Thailand. The Company will continue to increase the functions performed at this location in order to take advantage of the proximity to customers and favorable labor and operating costs. In addition, the Company purchased the assets of its Thailand subcontractor, Boron Public Limited Company in October 1999. The Company had aggregate export sales of $116,405,000, $119,603,000 and $76,607,000 for the years ending September 30, 2001, 2000 and 1999, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 30, 2001 and 2000, long-lived assets of $30,330,000 and $27,658,000 were located in Thailand and $2,855,000 and $4,313,000 were located Mexico, respectively.

     Revenues from two customers made up a significant portion of the Company’s total net sales during the years ending September 30:

	2001	2000	1999
Customer A	54%	33%	40%
Customer B	8%	18	24

     Accounts receivable from the above two customers are 63% and 54% of the Company’s accounts receivable at September 30, 2001 and 2000.

Note J — Commitments and Contingencies

     The Company leases facilities and equipment under operating leases that expire at various dates through November 2007. As of September 30, 2001, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2002 — $2,093; 2003 — $1,868; 2004 — $1,270; 2005 — $1,440; 2006 — $1,142; 2007 — $285.

     The nature of the Company’s business exposes the Company to potential environmental remediation liabilities arising from the manufacture, use and disposal of hazardous materials used to manufacture flex interconnect products. Management believes that any cost associated with maintaining the Company’s compliance with current environmental remediation laws will not have a material adverse effect on the Company’s financial statements.

Note K — Derivative Instruments and Hedging

     The Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on November 1, 2000. These Standards require entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative is recognized in earnings unless certain criteria are met. These Standards also require formal documentation, designation and effectiveness assessment of transactions receiving hedge accounting. The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company enters into forward exchange contracts, to hedge foreign currency denominated assets or liabilities, that are recorded at fair value with related fair value hedge gains or losses recorded in earnings within the caption other (income) expense. Generally, the Company purchases these contracts near the beginning of each quarter while the expiration is near the end of each quarter. The Company does not enter into forward exchange contracts for trading purposes. At September 30, 2001, the Company had an open forward exchange contract to buy Thailand Baht maturing October 4, 2001 with notional amounts totaling 425,000,000 Thailand Baht. At September 30, 2000, the Company had open forward exchange sale contracts totaling 280,000,000 Thailand baht.

Note L — Restructuring Charges

     Manufacturing operations restructuring — The fiscal 2001 second quarter includes asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company’s September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs.The restructuring is expected to be substantially complete by the end of the calendar year with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

     The fiscal 2000 first quarter includes a $13,785,000 restructuring charge related to restructuring the Company’s manufacturing operations. The restructuring is primarily related to closing the Company’s Agua Prieta, Mexico facility and moving operations to its facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,605,000 related to asset impairment of property and equipment, $356,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. A change in estimate was recorded in the quarter ending September 2000 increasing the facility abandonment accrual by $1,435,000 and decreasing the accrued employee severance by $1,485,000. The estimate changes were due to higher costs than expected to discontinue the operation of the Mexican facility and higher turnover than expected prior to the payment of severance. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the quarter ending March 31, 2001, the Company had a $495,000 increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of the facility located in Agua Prieta, Mexico.

     Lead wire assembly product line disposition — During the fourth quarter of fiscal 1999, the Company recorded a charge of approximately $2,765,000 related to the discontinuation of the lead wire assembly product line. The charge included approximately $871,000 related to asset impairment, $1,403,000 for the write off of inventory and supplies, $197,000 in employee severance, $156,000 in facility abandonment costs and $138,000 to increase the accounts receivable reserve. The restructuring charge was reduced by $134,000 in the third quarter of fiscal 2000 as a result of a change in the estimated liability. The disposition was substantially completed by June 30, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Iconovex Division disposition — The 1999 results also include a $1,695,000 restructuring charge associated with the disposition of the Iconovex Division and its 51% owned joint venture, Smart Solution. This charge was recorded in June 1999 when all operations were ceased and announced in July 1999. The charge included $801,000 for prepaid expenses, $779,000 for intangible assets including capitalized software, $14,000 in employee severance and $101,000 for administrative costs. As of September 30, 1999, all amounts relating to this restructuring were paid.

     The remaining restructuring accrual as of September 30, 2001 totaled $3,539,000. Selected information regarding the restructuring follows (in thousands):

	Lead Wire Assembly Product Line Disposition		Manufacturing Operations Restructuring — Arizona		Manufacturing Operations Restructuring — Mexico
	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at October 1,
1999	$ 156	$ 197			$ —	$ —	$ 353
Establishment of
accrual					2,101	4,547	6,648
Payments	(3)	(152)			(2,124)	(2,812)	(5,091)
Change in estimate	(153)	19			1,435	(1,485)	(184)

Accrual at
September 30, 2000	—	64			1,412	250	1,726
Establishment of
accrual	—	—	$ 6,332	$ 2,156	—	—	8,488
Payments	—	(64)	(2,956)	(2,515)	(1,521)	(114)	(7,170)
Change in estimate			(1,183)	1,183	495		495

Accrual at
September 30, 2001	$ —	$ —	$ 2,193	$ 824	$ 386	$ 136	$ 3,539

Quarterly Financial Data
(Unaudited)

2001	1st Quarter	2nd Quarter*	3rd Quarter	4th Quarter	Year
Net sales	$ 38,576,884	$ 34,936,271	$ 36,250,675	$ 35,871,616	$ 145,635,446
Gross profit	6,026,704	3,097,789	3,057,488	4,475,479	16,657,460
Net loss	(626,947)	(23,266,023)	(2,891,465)	(2,091,245)	(28,875,680)
Net loss per share:
Basic	($ 0.04)	($ 1.55)	($ 0.19)	($ 0.14)	($ 1.93)
Diluted	($ 0.04)	($ 1.55)	($ 0.19)	($ 0.14)	($ 1.93)

*	The second quarter includes restructuring charges of $20,372,939 related to the restructuring of the Company’s manufacturing operations.

32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2000	1st Quarter**	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$ 44,724,625	$ 41,388,132	$38,433,243	$39,915,510	$ 164,461,510
Gross profit	4,715,176	4,646,758	6,773,058	8,483,848	24,618,840
Net income (loss)	(11,169,262)	(1,156,638)	392,544	878,946	(11,054,410)
Net income (loss) per
share:
Basic	($ 0.75)	($ 0.08)	$ 0.03	$ 0.06	($ 0.75)
Diluted	($ 0.75)	($ 0.08)	$ 0.03	$ 0.06	($ 0.75)

**	The first quarter includes restructuring charges of $13,785,000 related to the restructuring of the Company’s manufacturing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING                AND FINANCIAL DISCLOSURE.

Not applicable. 33

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the section entitled “Election of Directors” in the Registrant’s definitive proxy statement to be mailed to shareholders on or about December 15, 2001, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I, Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the section entitled “Executive Compensation” and “Election of Directors” in the Registrant’s definitive proxy statement to be mailed to the Shareholders on or about December 15, 2001, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Registrant’s definitive proxy statement to be mailed to Shareholders on or about December 15, 2001, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the section entitled “Certain Transactions” in the Registrant’s definitive proxy statement to be mailed to Shareholders on or about December 15, 2001, and filed with the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial Statements Page(s)
The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:
•	Consolidated Balance Sheets at September 30, 2001 and 2000	20
•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2001	21
•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2001	22
•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2001	23
•	Notes to Consolidated Financial Statements	24-33

(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the three years ended September 30, 2001	38
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

34

(3)	Exhibits
3(a)	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Registrant’s Form 10Q for the quarter ended December 31, 1996

3(b)	Bylaws, as amended, are incorporated by reference to Exhibit 3(b) of the Registrant’s Form S-1 Registration Statement dated June 19, 1986 (Commission File No. 33-6594)

10(a)	1983 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 4(a) of the Registrant’s Form S-8 dated June 3, 1987 (Commission File No. 33-14776)

10(b)	1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Registrant’s Form S-8 dated March 17, 1989 (Commission File No. 33-27530)

10(c)	Innovex, Inc. and Subsidiaries Employees’ Retirement Plan is incorporated by reference to Exhibit 10(i) of the Registrant’s Form 10-K for the year ended September 30, 1992

10(d)	1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated May 27, 1999 (Commission File No. 333-79427)

10(e)	Innovex, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated May 19, 2000 (Commission File No. 333-37380)

10(f)	Innovex, Inc. Restricted Stock Plan is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated August 23, 2001 (Commission File No. 333-68228)

10(g)	Form of Employment Agreement between certain executive officers and the Company is incorporated by reference to Exhibit 10(g) of the Registrant’s Form 10-K for the year ended September 30, 1996

10(h)	Agreement and Plan of Merger, dated July 1, 1999, by and among ADFlex Solutions, Inc. and Innovex, Inc. and Innovex Acquisition Corp. is incorporated by reference to Exhibit (c)(1) of the Registrant’s Schedule 14(d)(1) filed on July 7, 1999

10(i)	Lease dated June 28, 1993 between ADFlex Solutions, Inc. and TL Properties, Inc. and the First Amendment to Lease, dated June 1994, incorporated by reference to the ADFlex Solutions, Inc. Registration Statement on Form S-1 (SEC file No. 33-80324) or amendments thereto, filed on June 16, 1994

10(j)	Credit Agreement dated as of September 15, 1999 among Innovex, Inc. as Borrower and the Banks Named Herein, as Banks, and Norwest Bank Minnesota, N.A., as Agent is incorporated by reference to Exhibit 10(i) of the Registrant’s Form 10-K for the year ended September 30, 1999

10(k)	First Amendment to Credit Agreement is incorporated by reference to Exhibit 10(j) of the Registrant’s Form 10-K for the year ended September 30, 2000

10(l)	Second Amendment to Credit Agreement is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended December 31, 2000

10(m)	Third Amendment to Credit Agreement is incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarter ended March 31, 2001

10(n)	Fourth Amendment to Credit Agreement is incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarter ended June 30, 2001

10(o)	Fifth Amendment to Credit Agreement	E39-43

10(p)	Credit Facilities Agreement between Innovex (Thailand) Limited as the Borrower and The Industrial Finance Corporation of Thailand and Bank of Ayudhya Public Company Limited as the Creditor is incorporated by reference to Exhibit 10(b) of the Registrant’s Form 10-Q for the quarter ended March 31, 2001

21	Subsidiaries of Registrant	E44

23	Consent of Grant Thornton LLP	E45

35

(b)	REPORTS ON FORM 8-K
Form 8K and 8K/A were filed on August 20, 1999 and October 19, 1999 relating to the acquisition of ADFlex Solutions, Inc.

(c)	EXHIBITS
Reference is made to Item 14 (a) 3

(d)	SCHEDULES
Reference is made to Item 14 (a) 2

36

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVEX, INC. By \s\ WILLIAM P. MURNANE —————————————— William P. Murnane President and Chief Executive Officer

Date December 14, 2001	By \s\ THOMAS PAULSON —————————————— Thomas Paulson Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of December, 2001.

\s\ WILLIAM P. MURNANE ————————————— William P. Murnane	President, Chief Executive Officer and Director (Principal Executive Officer)

\s\ THOMAS PAULSON ————————————— Thomas Paulson	Chief Financial Officer (Principal Financial Officer)

\s\ THOMAS W. HALEY ————————————— Thomas W. Haley	Chairman and Director

\s\ GERALD M. BESTLER ————————————— Gerald M. Bestler	Director

\s\ FRANK L. FARRAR ————————————— Frank L. Farrar	Director

\s\ ELICK EUGENE HAWK ————————————— Elick Eugene Hawk	Director

\s\ MICHAEL C. SLAGLE ————————————— Michael C. Slagle	Director

\s\ BERNT M. TESSEM ————————————— Bernt M. Tessem	Director

37

INNOVEX INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For The Three Years Ended September 30, 2001

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions Describe	Balance at End of Period
Miscellaneous valuation and qualifying
accounts (a)
Year ended September 30, 2001	$ 797,000	—	—	—	$1,164,000
Year ended September 30, 2000	2,151,000	—	—	—	797,000
Year ended September 30, 1999	445,000	—	—	—	2,151,000

(a) Additions, deductions and balances were not individually significant. 38