Form 10-Q
period 2001-12-31
INNOVEX INC
filed 2002-02-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended December 31, 2001.
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

Yes  X           No
    ---            ---

As of February 2, 2002, 15,053,349 shares of the registrant's common stock, $.04 par value per share, were outstanding.


Exhibit Index, page 12

PART 1:   ITEM  1                   FINANCIAL INFORMATION


INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)
                                                                  December 31,     September 30,
                                                                      2001             2001
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                          $  2,422,027   $  1,798,272
    Accounts receivable, net                                        17,368,364     19,315,306
    Inventories                                                     14,815,267     13,782,195
    Other current assets                                             6,283,489      6,465,201
                                                                  ------------   ------------
          Total current assets                                      40,889,147     41,360,974

Property, plant and equipment, net of accumulated depreciation
    of $30,887,000 and $27,534,000                                  84,140,375     86,738,970
Intangible and other assets, net of accumulated amortization of
    $1,316,000 and $1,316,000                                        3,000,971      3,000,971
Deferred income taxes                                                9,602,867      9,602,867
Other assets                                                         2,130,794      1,962,759
                                                                  ------------   ------------
                                                                  $139,764,154   $142,666,541
                                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                          $  8,953,492   $  9,467,354
    Line of credit                                                  14,427,221     11,900,000
    Accounts payable                                                16,869,262     16,438,885
    Accrued compensation                                             1,678,390      1,617,672
    Other accrued liabilities                                        4,472,167      7,819,837
                                                                  ------------   ------------
        Total current liabilities                                   46,400,532     47,243,748

Other long-term liabilities                                            845,000        845,000
Long-term debt, less current maturities                             24,623,841     26,403,021

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        15,053,349 and 15,044,249 shares issued and outstanding        602,134        601,770
    Capital in excess of par value                                  17,753,017     17,736,455
    Retained earnings                                               49,539,630     49,836,547
                                                                  ------------   ------------
         Total stockholders' equity                                 67,894,781     68,174,772
                                                                  ------------   ------------
                                                                  $139,764,154   $142,666,541
                                                                  ============   ============




See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                          Three Months Ended December 31,
                                               2001            2000
                                               ----            ----

Net sales                                 $ 37,842,859    $ 38,576,884
Costs and expenses:
    Cost of sales                           32,069,495      32,550,180
    Selling, general and administrative      4,228,609       4,205,031
    Engineering                              1,393,783       1,695,565
    Net interest (income) expense              769,746         919,023
    Net other (income) expense                (200,587)         90,109
                                          ------------    ------------
Income (loss) before taxes                    (418,187)       (883,024)
Income taxes                                  (121,270)       (256,077)
                                          ------------    ------------
Net income (loss)                         $   (296,917)   $   (626,947)
                                          ============    ============

Net income (loss) per share:
    Basic                                 ($      0.02)   ($      0.04)
                                          ============    ============
    Diluted                               ($      0.02)   ($      0.04)
                                          ============    ============

Weighted average shares outstanding:
    Basic                                   15,051,849      14,960,126
                                          ============    ============
    Diluted                                 15,051,849      14,960,126
                                          ============    ============


See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                              Three Months Ended December 31,
                                                                                   2001             2000
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $  (296,917)   $  (626,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                3,375,000      3,328,393
    Other non-cash items                                                          (154,116)        42,965
Changes in operating assets and liabilities:
        Accounts receivable                                                      1,946,942      6,362,352
        Inventories                                                             (1,033,072)    (1,592,719)
        Other current assets                                                       181,712       (725,162)
        Accounts payable                                                           430,377     (3,292,254)
        Other liabilities                                                       (3,186,617)      (610,989)
        Income taxes payable                                                      (100,335)       661,353
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                              1,162,974      3,546,992

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (791,943)    (4,173,919)
    Proceeds from sale of assets                                                     1,619         28,580
                                                                               -----------    -----------
Net cash provided by (used in) investing activities                               (790,324)    (4,145,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                        (2,292,389)    (1,806,830)
    Issuance of long-term debt                                                        --        1,864,732
    Net activity on line of credit                                               2,526,568        800,000
    Proceeds from exercise of stock options                                         16,926        344,697
                                                                               -----------    -----------
Net cash provided by (used in) financing activities                                251,105      1,202,599

Increase (decrease) in cash and equivalents                                        623,755        604,252

Cash and equivalents at beginning of year                                        1,798,272      1,673,486
                                                                               -----------    -----------

Cash and equivalents at end of period                                          $ 2,422,027    $ 2,277,738
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $911,000 and $1,029,000 in fiscal 2002 and 2001.

Income tax payments were $24,000 and $-0- in fiscal 2002 and 2001.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 - FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 - RESTRUCTURING CHARGES
Manufacturing operations restructuring-
The fiscal 2001 second quarter included asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company's manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company's Chandler, Arizona facility to the Company's Minnesota locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company's September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs. The restructuring is substantially complete with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

The fiscal 2000 first quarter includes a $13,785,000 restructuring charge related to restructuring the Company's manufacturing operations. The restructuring is primarily related to closing the Company's Agua Prieta, Mexico facility and moving operations to its facility in Lamphun, Thailand. The charge was recorded pursuant to a plan announced in November 1999. The charge included approximately $6,605,000 related to asset impairment of property and equipment, $356,000 for the write off of inventory and supplies, $176,000 for increasing the accounts receivable reserve, and accrued liabilities of $2,101,000 for facility abandonment costs and $4,547,000 in employee severance and benefits. A change in estimate was recorded in the quarter ending September 2000 increasing the facility abandonment accrual by $1,435,000 and decreasing the accrued employee severance by $1,485,000. The estimate changes were due to higher costs than expected to discontinue the operation of the Mexican facility and higher turnover than expected prior to the payment of severance. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the quarter ending March 31, 2001, the Company had a $495,000 increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of the facility located in Agua Prieta, Mexico.

The remaining restructuring accrual as of December 31, 2001 totaled $1,858,000. Selected information regarding the restructuring follows (in thousands):

                               Manufacturing Operations         Manufacturing Operations
                               Restructuring - Arizona          Restructuring -Mexico
                               -------------------------------- -------------------------------
                               Facility         Employee        Facility         Employee
                               Abandonment      Termination     Abandonment      Termination
                               Charges          Benefits        Charges          Benefits       Total
------------------------------ ---------------- --------------- ---------------- -------------- ---------
Accrual at October 1, 2001     $2,193           $   824         $   386          $   136        $ 3,539
  Payments                     (1,240)             (439)             (2)              --         (1,681)
                               ---------------- --------------- ---------------- -------------- ---------
Accrual at December 31, 2001   $  953           $   385         $   384          $   136        $ 1,858
------------------------------ ================ =============== ================ ============== =========

NOTE 3 - EARNINGS PER SHARE
The Company's basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,470,673 shares of common stock with a weighted average exercise price of $10.89 were outstanding during the three month period ending December 31, 2001, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 805,250 shares of common stock with a weighted average exercise price of $14.97 were outstanding during the three month period ending December 31, 2000, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                            December 31,     September 30,
                                                2001             2001
                                          ---------------- ----------------
Raw materials and purchased parts                  $7,082           $6,155
Work-in-process and finished goods                  7,733            7,627
                                          ---------------- ----------------
                                                  $14,815          $13,782
                                          ================ ================

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

The Company enters into forward exchange contracts, to hedge foreign currency denominated assets or liabilities, that are recorded at fair value with related fair value hedge gains or losses recorded in earnings within the caption other income / expense. Generally, the Company purchases these contracts near the beginning of each quarter while the expiration is near the end of each quarter. The Company does not enter into forward exchange contracts for trading purposes. As of December 31, 2001, the Company had open forward contracts to buy Thai Baht, maturing in January 2002, with notional amounts totaling 600,000,000 Thailand Baht or approximately $13.6 million US dollars.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. The Company adopted these pronouncements as of October 1, 2001 and as a result, has discontinued the amortization of goodwill and any other intangible assets determined to have indefinite useful lives. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing and expects to complete a transitional fair value based impairment test of goodwill by March 31, 2002.

In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS 144 clarifies the accounting for disposals of long-lived assets. This statement is effective for the Company beginning October 1, 2002.


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

Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company has combined the ADFlex operation with its existing operations as both operations design and manufacture flexible circuits.

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

RESULTS OF OPERATIONS

NET SALES
---------
The Company's net sales from operations totaled $37,843,000 for the quarter, down 2% from $38,577,000 reported in fiscal 2001. The small decrease in net sales for the first quarter of fiscal 2002 as compared to fiscal 2001 was due to the increased revenue from the adoption of the Company's FSA product being offset by lower revenue generated by other product lines as a result of economic conditions. Revenue from the disk drive industry generated 77% of the Company's revenue for the quarter as compared to 61% for fiscal 2001. In addition, revenue from consumer applications was 11% versus 14% from the prior year, network system application revenue was 7% versus 16% and revenue from other industry applications was 5% versus 9% from the prior year.

Although revenue growth for the next quarter will be limited as a result of the current economic conditions, the last half of 2002 should benefit from improvements in economic conditions and growth in demand for high technology flexible circuit products including the Company's Flex Suspension Assembly
(FSA). Significant progress has been made in gaining customer acceptance of the Company's FSA product that will be integral to increasing revenue in fiscal 2002.

GROSS MARGINS
-------------
The Company's gross profit as a percent of sales for the quarter decreased to 15.3% from the 15.6% reported for the fiscal 2001 first quarter. The decrease was due to a change in product mix from the prior year. The reduction in labor and overhead costs as a result of the Company's cost cutting measures was offset by increased material costs primarily due to purchased suspensions required for the FSA product.

The Company anticipates that gross margins in the last half of fiscal 2002 will improve as a result of the refinement of manufacturing processes transferred to the Company's Minnesota and Thailand locations due to closing the Chandler manufacturing facility. Revenue increases during the last half of fiscal 2002 should also have a favorable impact on gross margins.

OPERATING EXPENSES
------------------
Operating expenses were 14.9% of sales for the current quarter, as compared to 15.3% in the prior year's first quarter. The decrease in operating expenses as a percent of sales for the current year is primarily due to cost reduction measures taken in fiscal 2001 including the closing of the Company's Chandler facility. Fiscal 2002 operating expenses are expected to decrease as a percent of sales due to cost reductions and anticipated increased revenue in the last half of the year.

OPERATING PROFIT
----------------
The consolidated operating profit of $151,000 in the current quarter was virtually unchanged from the $126,000 for the prior year first quarter.

NET LOSS
--------
Net loss for the fiscal 2002 first quarter was $(297,000) as compared to $(627,000) for the prior year first quarter. Basic and diluted net loss per share were ($0.02) as compared to ($0.04) for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash and short-term investments increased to $2.4 million at December 31, 2001 from $1.8 million at September 30, 2001.

Accounts receivable at December 31, 2001 decreased by $1.9 from September 30, 2001 due to the timing of payment receipts. Inventories at December 31, 2001 increased by $1.0 million from September 30, 2001 due a build up of inventory to ensure adequate availability through the holiday period.

Accounts payable at December 31, 2001 increased by $0.4 million primarily due to the increased level of inventory. Other liabilities at December 31, 2001 decreased by $3.2 million primarily due to the payment of restructuring related expenses and severance.

Working capital totaled ($5.5) million and ($5.9) million at December 31, 2001 and September 30, 2001.

Since September 30, 2001, the Company has invested $0.8 million in capital expenditures. Capital expenditures of approximately $3 million are expected during the remainder of fiscal 2002. These expenditures will include technological upgrades and replacement of equipment.

On January 25, 2002, the Company entered into a sale/leaseback transaction that is expected to generate $11.5 million in cash, which funds will be used to reduce bank debt and provide additional working capital for the Company. The transaction is expected to close on or before March 31, 2002, although it is subject to various conditions and, therefore, there can be no assurance that it will close. In addition, the Company is negotiating an expansion of its Thailand credit facilities. The Company believes that with the existing U.S. and Thailand credit facilities, cash generated from operations and cash generated from the sale/leaseback transaction, it will have adequate funds to support projected working capital and capital expenditures for fiscal 2002 and beyond. The Company is considering alternatives for generating additional working capital and will continue to pursue financing opportunities in both Thailand and the U.S to better leverage its assets. The Company's financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of the FSA product and cash flow from operations. The Company failed to comply with certain covenants under its U.S. credit facility during the current quarter. The attached Sixth Amendment to Credit Agreement includes the bank's waiver of this non-compliance as of December 31, 2001 and a revised second quarter payment schedule.

FORWARD LOOKING STATEMENTS
--------------------------
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FgSA and semiconductor packaging substrates, the impact of competitive products and pricing, interruptions in the operations of the Company's single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company's revenue is generated from the disk drive, consumer electronics, computer and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the three-month period ended December 31, 2001.

PART II - OTHER INFORMATION
Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
          10     Sixth Amendment to Credit Agreement.

b)       Reports on Form 8-K
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INNOVEX, INC.
                                          Registrant

Date:  February  14, 2002

                                          By \s\ William P. Murnane
                                          William P. Murnane
                                          President and Chief Executive Officer




                                          By \s\ Thomas Paulson
                                          Thomas Paulson
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits                                                          Page

10   Sixth Amendment to Credit Agreement                          13