Form 10-Q
period 2002-03-31
INNOVEX INC
filed 2002-05-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the Period ended March 31, 2002.

OR

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
Commission File Number: 0-13143

INNOVEX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No .)

5540 Pioneer Creek Drive, Maple Plain, Minnesota (Address of principal executive offices)	55359-9003 (Zip Code)

Registrant ’s telephone number, including area code:	(763) 479-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

As of April 29, 2002, 15,108,282 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

Exhibit Index, page 12

PART 1: ITEM 1                                          FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and equivalents	$ 15,327,829	$ 1,798,272
Accounts receivable, net	19,769,659	19,315,306
Inventories	11,332,679	13,782,195
Other current assets	4,613,606	6,465,201

Total current assets	51,043,773	41,360,974

Property, plant and equipment, net of accumulated depreciation
of $33,476,000 and $27,534,000	78,251,409	86,738,970
Intangible and other assets, net of accumulated amortization of
$1,316,000 and $1,316,000	3,000,971	3,000,971
Deferred income taxes	—	9,602,867
Other assets	2,157,364	1,962,759

	$134,453,517	$142,666,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$ 9,183,068	$ 9,467,354
Line of credit	16,099,817	11,900,000
Accounts payable	14,219,068	16,438,885
Accrued compensation	1,030,688	1,617,672
Other accrued liabilities	2,995,803	7,819,837

Total current liabilities	43,528,444	47,243,748

Other long-term liabilities	—	845,000
Long-term debt, less current maturities	22,623,478	26,403,021

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
15,108,282 and 15,044,249 shares issued and outstanding	604,331	601,770
Capital in excess of par value	17,815,641	17,736,455
Retained earnings	49,881,623	49,836,547

Total stockholders’ equity	68,301,595	68,174,772

	$134,453,517	$142,666,541

See accompanying notes to condensed consolidated financial statements. -2-

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2002	2001

Net sales	$ 34,971,762	$ 34,936,271
Costs and expenses:
Cost of sales	29,946,573	31,838,482
Selling, general and administrative	3,983,798	4,480,082
Engineering	1,228,546	1,889,599
Asset impairment	—	9,754,043
Restructuring charges	950,000	10,618,896
Net interest (income) expense	748,726	838,207
Net other (income) expense	(11,337)	(35,333)

Income (loss) before taxes	(1,874,544)	(24,447,705)
Income tax benefit	(2,216,537)	(1,181,682)

Net income (loss)	$ 341,993	$(23,266,023)

Net income (loss) per share:
Basic	$0.02	($1.55)

Diluted	$0.02	($1.55)

Weighted average shares outstanding:
Basic	15,053,349	14,985,008

Diluted	15,339,656	14,985,008

	Six Months Ended March 31,
	2002	2001

Net sales	$ 72,814,621	$ 73,513,155
Costs and expenses:
Cost of sales	62,016,068	64,388,662
Selling, general and administrative	8,212,407	8,685,113
Engineering	2,622,329	3,585,164
Asset impairment	—	9,754,043
Restructuring charges	950,000	10,618,896
Net interest (income) expense	1,518,472	1,757,230
Net other (income) expense	(211,924)	54,776

Income (loss) before taxes	(2,292,731)	(25,330,729)
Income tax benefit	(2,337,807)	(1,437,759)

Net income (loss)	$ 45,076	$(23,892,970)

Net income (loss) per share:
Basic	$0.00	($1.60)

Diluted	$0.00	($1.60)

Weighted average shares outstanding:
Basic	15,052,599	14,972,567

Diluted	15,281,458	14,972,567

-3-

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 45,076	(23,892,970)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,770,660	6,481,444
Restructuring and asset impairment charges	950,000	20,372,939
Other non-cash items	(102,429)	711,933
Changes in operating assets and liabilities net of restructurings:
Accounts receivable	(454,353)	6,111,193
Inventories	2,449,516	1,754,763
Other current assets	11,454,462	884,603
Accounts payable	(2,219,817)	(7,812,009)
Other liabilities	(6,549,583)	(2,879,855)
Income taxes payable	16,315	2,904,644

Net cash provided by (used in) operating activities	12,359,847	4,636,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,499,124)	(7,256,881)
Proceeds from sale of assets	2,451,099	92,935

Net cash provided by (used in) investing activities	951,975	(7,163,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,478,321)	(3,591,470)
Issuance of long-term debt	414,492	2,541,241
Net activity on line of credit	4,199,817	2,800,000
Proceeds from exercise of stock options and employee stock
purchase plan	81,747	447,159

Net cash provided by (used in) financing activities	217,735	2,196,930

Increase (decrease) in cash and equivalents	13,529,557	(330,331)

Cash and equivalents at beginning of year	1,798,272	1,673,486

Cash and equivalents at end of period	$ 15,327,829	$ 1,343,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $1,635,000 and $1,657,000 in fiscal 2002 and 2001, respectively.

Income tax payments were $-0- and $-0- in fiscal 2002 and 2001, respectively.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 — FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the “Company”) after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2001.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES

Manufacturing operations restructuring-

The fiscal 2001 second quarter included asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company’s September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs. During the fiscal 2002 second quarter, an additional $876,000 restructuring charge was recorded due to an increase in the estimate of the leased Chandler facility disposition costs. The restructuring is substantially complete with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

In fiscal 2000, a restructuring charge was recorded primarily related to the closing of the Company’s Agua Prieta, Mexico facility and moving operations to its facility in Lamphun, Thailand. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the quarter ending March 31, 2001, the Company had a $495,000 increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of the facility located in Agua Prieta, Mexico. The facility was sold during the fiscal 2002 second quarter with an additional $74,000 restructuring charge recorded at that time due to the cost of disposition.

The remaining restructuring accrual as of March 31, 2002 totaled $875,000. Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring - Arizona		Manufacturing Operations Restructuring - Mexico
	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at October 1, 2001	$ 2,193	$ 824	$ 386	$ 136	$ 3,539
Change in estimate	769	107	89	(15)	950
Payments	(2,222)	(822)	(449)	(121)	(3,614)

Accrual at March 31, 2002	$ 740	$ 109	$ 26	$ —	$ 875

-5-

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,287,523 and 1,379,098 shares of common stock with weighted average exercise prices of $11.68 and $11.25 were outstanding during the three and six month periods ending March 31, 2002, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,046,806 and 926,028 shares of common stock with weighted average exercise prices of $13.90 and $14.36 were outstanding during the three and six month periods ending March 31, 2001, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2002	September 30, 2001
Raw materials and purchased parts	$ 6,700	$ 6,155
Work-in-process and finished goods	4,633	7,627

	$11,333	$13,782

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING

The Company enters into forward exchange contracts, to hedge foreign currency denominated assets or liabilities, that are recorded at fair value with related fair value hedge gains or losses recorded in earnings within the caption other income / expense. Generally, the Company purchases these contracts near the beginning of each quarter while the expiration is near the end of each quarter. The Company does not enter into forward exchange contracts for trading purposes. As of March 31, 2002, the Company had open forward contracts to buy Thai Baht, maturing in April 2002, with notional amounts totaling 750,000,000 Thailand Baht or approximately $17.2 million US dollars.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. The Company adopted these pronouncements as of October 1, 2001 and as a result, has discontinued the amortization of goodwill and any other intangible assets determined to have indefinite useful lives. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. For the six month period ended March 31, 2001, the Company would have reported adjusted net loss and diluted net loss per share of $23,705,291 and $1.59, respectively. Adjusted net loss and diluted net loss per share excludes, from previously reported financial information, goodwill amortization of $187,679, net of tax, for the six month period ended March 31, 2001.

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

PART I: ITEM 2:                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

In the fiscal 1999 fourth quarter, Innovex, Inc. and its subsidiaries (the “Company”) acquired ADFlex Solutions, Inc. (“ADFlex.”) Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex’s diverse customer and industry base has reduced Innovex’s reliance on the disk drive industry. Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company has combined the ADFlex operation with its existing operations as both operations design and manufacture flexible circuits.

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

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales from operations totaled $34,972,000 for the quarter ended March 31, 2002 as compared to $34,936,000 for the fiscal 2001 second quarter. Sales of $72,815,000 for the six months ended March 31, 2002 decreased 1% from the prior year period. Net sales to date for fiscal 2002 are similar to the same period in fiscal 2001 due to the increased revenue from the adoption of the Company’s FSA product being offset by lower revenue generated by other product lines as a result of economic conditions.

Revenue from the disk drive industry generated 72% of the Company’s revenue for the quarter ended March 31, 2002 as compared to 60% for fiscal 2001. In addition, revenue from consumer applications was 17% versus 12% from the prior year, network system application revenue was 6% versus 17% and revenue from other industry applications was 5% versus 9% from the prior year second quarter.

Revenue is expected to increase over the remainder of fiscal 2002 as a result of an expected improvement in economic conditions and the ramp-up of several new disk drive programs. Significant progress has been made in gaining customer acceptance of the Company’s FSA, FgSA and other new products that will be integral to increasing revenue in fiscal 2003.

GROSS MARGINS

The Company’s gross profit as a percent of sales for the quarter ended March 31, 2002 increased to 14% from the 9% reported for the fiscal 2001 second quarter. The gross profit as a percent of sales for the first six months increased to 15%, from the 12% reported for the same period last year. These increases are due to a reduction of labor and overhead costs as a result of the Company’s cost cutting measures over the past twelve months.

The Company anticipates that gross margins in the last half of fiscal 2002 will improve as a result of the refinement of manufacturing processes transferred to the Company’s Minnesota and Thailand locations due to closing the Chandler manufacturing facility. Revenue increases during the last half of fiscal 2002 should also have a favorable impact on gross margins.

OPERATING EXPENSES

Operating expenses were 15% of sales for the current quarter, as compared to 18% in the prior year’s second quarter. Operating expenses for the first six months of fiscal 2002 were 15%, down from 17% from the prior year first six months. Total operating expenses for the second quarter of fiscal 2002 decreased by $1.1 million from the fiscal 2001second quarter. Operating expenses for the first six months of fiscal 2002 decreased by $1.4 million from the same period in fiscal 2001. The decrease in operating expenses for the current year is primarily due to cost reduction measures taken in fiscal 2001 including the closing of the Company’s Chandler facility. Fiscal 2002 operating expenses are expected to remain at similar levels for the remainder of fiscal 2002 and decrease as a percent of sales due to anticipated increased revenue in the last half of the year.

RESTRUCTURING CHARGES

Asset impairment and restructuring charges of $20,373,000 were recorded during the second quarter of fiscal 2001 related to the restructuring of the Company’s manufacturing operations. The restructuring was primarily related to closing the Company’s manufacturing facility in Chandler, Arizona. The majority of this charge included the accrual of employee severance and facility abandonment costs, the asset impairment of property, equipment and goodwill and the write-off of inventory related to discontinued product lines. During the fiscal 2002 second quarter, an additional $950,000 restructuring charge was recorded due to an increase in the estimate of the leased Chandler facility disposition costs and the costs to complete the disposal of the Agua Prieta, Mexico facility.

OPERATING PROFIT (LOSS)

The consolidated operating loss of ($1,137,000) in the current quarter was down from the operating loss of ($23,645,000) for the prior year second quarter. Consolidated operating loss for the first six months was ($986,000) versus ($23,519,000) for the same period last year. The increase is primarily due to the reduction in restructuring charges recorded during the current year second quarter as compared to the prior year.

INCOME TAXES

Income tax benefit for the fiscal 2002 second quarter was $2,217,000 as compared to $1,182,000 for the same quarter in fiscal 2001. Income tax benefit for the first six months of fiscal 2002 was $2,338,000 as compared to $1,438,000 for the same period in the prior year. During the fiscal 2002 second quarter, approximately $1.7 million of the tax benefit recorded was due to a reduction of the deferred tax allowance. The deferred tax allowance was reduced as a result of the estimated improvement in deferred tax asset recoverability in light of the receipt of a $13 million tax refund resulting from the carry-back of the fiscal 2001 net operating loss.

NET INCOME(LOSS)

Consolidated net income for the fiscal 2002 second quarter was $342,000 as compared to a net loss of ($23,266,000) for the prior year. Basic and diluted net income per share were $0.02 as compared to a net loss per share of ($1.55) for the prior year second quarter. Consolidated net income for the first six months of fiscal 2002 was $45,000 as compared to a net loss of ($23,893,000) for the prior year. Basic and diluted net income per share were $0.00 as compared to a net loss of ($1.60) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased to $15.3 million at March 31, 2002 from $1.8 million at September 30, 2001. The increase was primarily due to the receipt of a $13 million tax refund during the current quarter.

Accounts receivable at March 31, 2002 increased by $0.5 million from September 30, 2001. Inventories at March 31, 2002 decreased by $2.4 million from September 30, 2001 due to a focused effort to reduce inventory levels.

Accounts payable at March 31, 2002 decreased by $2.2 million primarily due to the decreased level of inventory. Other liabilities at March 31, 2002 decreased by $6.5 million from September 30, 2001 primarily due to the payment of restructuring related expenses and severance.

Working capital totaled $7.5 million and ($5.9) million at March 31, 2002 and September 30, 2001.

Since September 30, 2001, the Company has invested $1.5 million in capital expenditures. Capital expenditures of approximately $2 million are expected during the remainder of fiscal 2002. These expenditures will include technological upgrades and replacement of equipment.

The Company completed a 300 million baht (approximately $6.8 million) expansion of its Thailand credit facilities during the quarter. The Company believes that with the existing U.S. and Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures for fiscal 2002 and beyond. The Company is considering alternatives for generating additional working capital and will continue to pursue financing opportunities in both Thailand and the U.S to better leverage its assets. The Company’s financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of the FSA product and cash flow from operations. The Company failed to comply with certain covenants under its U.S. credit facility during the current quarter. The attached Seventh Amendment to Credit Agreement includes the bank’s waiver of this non-compliance as of March 31, 2002.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FgSA and semiconductor packaging substrates, the impact of competitive products and pricing, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company’s revenue is generated from the disk drive, consumer electronics, computer and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three-month period ended March 31, 2002.

PART II — OTHER INFORMATION

Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of the shareholders of Innovex, Inc. was held on January 16, 2002. There were 15,052,849 shares of common stock entitled to vote at the meeting and a total of 14,062,209 shares were represented at the meeting.

b)	Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

	For	Withheld
Thomas W. Haley	12,790,193	1,272,016
Elick Eugene Hawk	12,935,993	1,126,216
William P. Murnane	12,520,857	1,541,352
Raj K. Nooyi	12,986,698	1,075,511
Michael C. Slagle	12,934,337	1,127,872

c)	Other matters voted on at the meeting:

Proposal #2. A proposal was made to approve and ratify amendments to the Company’s 1994 Stock Plan. Shares were voted as follows:

For	Against	Abstain
11,939,776	1,394,013	728,420

Proposal #3. A proposal was made to approve the selection of the Company’s independent public accountants for the current fiscal year. Shares were voted as follows:

For	Against	Abstain
13,956,332	53,271	52,606

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

10	Seventh Amendment to Credit Agreement.

b)	Reports on Form 8-K

None.

-10-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC. Registrant

Date: May 14, 2002

By \s\ William P. Murnane William P. Murnane President and Chief Executive Officer

By \s\ Thomas Paulson Thomas Paulson Chief Financial Officer

-11-

INDEX TO EXHIBITS

Exhibits	Page

10	Seventh Amendment to Credit Agreement	1

-12-