Form 10-Q
period 2002-06-30
INNOVEX INC
filed 2002-08-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-Q Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

[x]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the Period ended June 30, 2002. OR

[_]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
Commission File Number: 0-13143 INNOVEX, INC. (Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1223933 (IRS Employer Identification No.)

5540 Pioneer Creek Drive, Maple Plain, Minnesota (Address of principal executive offices)	55359-9003 (Zip Code)

Registrant’s telephone number, including area code:	(763) 479-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

As of July 25, 2002, 15,108,282 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

Exhibit Index, page 12

PART 1: ITEM 1	FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2002	September 30, 2001

ASSETS
Current assets:
Cash and equivalents	$ 3,264,198	$ 1,798,272
Accounts receivable, net	18,338,363	19,315,306
Inventories	9,892,352	13,782,195
Other current assets	5,455,271	6,465,201

Total current assets	36,950,184	41,360,974
Property, plant and equipment, net of accumulated depreciation
of $36,299,000 and $27,534,000	75,602,474	86,738,970
Intangible and other assets, net of accumulated amortization of
$1,316,000 and $1,316,000	3,000,971	3,000,971
Deferred income taxes	—	9,602,867
Other assets	2,274,639	1,962,759

	$117,828,268	$142,666,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 7,197,259	$ 9,467,354
Line of credit	8,680,186	11,900,000
Accounts payable	12,010,792	16,438,885
Accrued compensation	1,674,892	1,617,672
Other accrued liabilities	1,598,058	7,819,837

Total current liabilities	31,161,187	47,243,748
Other long-term liabilities	—	845,000
Long-term debt, less current maturities	19,643,002	26,403,021
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
15,108,282 and 15,044,249 shares issued and outstanding	604,331	601,770
Capital in excess of par value	17,815,641	17,736,455
Retained earnings	48,604,107	49,836,547

Total stockholders’ equity	67,024,079	68,174,772

	$117,828,268	$142,666,541

See accompanying notes to condensed consolidated financial statements. Page 2

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30
	2002	2001
Net sales	$ 31,823,731	$ 36,250,675
Costs and expenses:
Cost of sales	28,266,943	33,193,187
Selling, general and administrative	4,262,456	4,876,602
Engineering	1,417,260	1,381,214
Net interest (income) expense	530,988	849,846
Net other (income) expense	(134,967)	22,312

Income (loss) before taxes	(2,518,949)	(4,072,486)
Income tax benefit	(1,241,433)	(1,181,021)
Net income (loss)	$ (1,277,516)	$ (2,891,465)

Net income (loss) per share:
Basic	($0.08)	($0.19)

Diluted	($0.08)	($0.19)

Weighted average shares outstanding:
Basic	15,108,282	15,001,300

Diluted	15,108,282	15,001,300

	Nine Months Ended June 30
	2002	2001
Net sales	$ 104,638,352	$ 109,763,830
Costs and expenses:
Cost of sales	90,283,011	97,581,849
Selling, general and administrative	12,474,863	13,561,715
Engineering	4,039,589	4,966,378
Asset impairment	—	9,754,043
Restructuring charges	950,000	10,618,896
Net interest (income) expense	2,049,460	2,607,076
Net other (income) expense	(346,891)	77,088

Income (loss) before taxes	(4,811,680)	(29,403,215)
Income tax benefit	(3,579,240)	(2,618,780)

Net income (loss)	$ (1,232,440)	$(26,784,435)

Net income (loss) per share:
Basic	($0.08)	($1.79)

Diluted	($0.08)	($1.79)

Weighted average shares outstanding:
Basic	15,071,160	14,982,145

Diluted	15,071,160	14,982,145

See accompanying notes to condensed consolidated financial statements. Page 3

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,232,440)	(26,784,435)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,174,447	9,950,692
Restructuring and asset impairment charges	950,000	20,372,939
Other non-cash items	(88,245)	760,730
Changes in operating assets and liabilities net of restructurings:
Accounts receivable	976,943	737,005
Inventories	3,889,843	3,830,445
Other current assets	9,811,718	203,011
Accounts payable	(4,428,093)	(9,408,367)
Other liabilities	(7,303,124)	(3,576,791)
Income taxes payable	685,842	1,549,172

Net cash provided by (used in) operating activities	13,436,891	(2,365,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,253,883)	(10,200,172)
Proceeds from sale of assets	2,451,099	94,163

Net cash provided by (used in) investing activities	197,216	(10,106,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(9,483,864)	(5,812,828)
Issuance of long-term debt	454,402	27,421,405
Net activity on line of credit	(3,220,466)	(9,100,000)
Proceeds from exercise of stock options and employee stock
purchase plan	81,747	462,318

Net cash provided by (used in) financing activities	(12,168,181)	12,970,895
Increase (decrease) in cash and equivalents	1,465,926	499,287
Cash and equivalents at beginning of year	1,798,272	1,673,486

Cash and equivalents at end of period	$ 3,264,198	$ 2,172,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $2,339,000 and $2,544,000 in fiscal 2002 and 2001, respectively.

Income tax payments were $29,000 and $-0- in fiscal 2002 and 2001, respectively.

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

The remaining restructuring accrual as of June 30, 2002 totaled $502,000. Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring - Arizona		Manufacturing Operations Restructuring -Mexico

	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total

Accrual at October 1, 2001	$ 2,193	$ 824	$ 386	$ 136	$ 3,539
Change in estimate	769	107	89	(15)	950
Payments	(2,540)	(853)	(473)	(121)	(3,987)

Accrual at June 30, 2002	$ 422	$ 78	$ 2	$ —	$ 502

Page 5

NOTE 3 – INCOME (LOSS) PER SHARE

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,117,900 and 1,292,032 shares of common stock with weighted average exercise prices of $12.12 and $11.50 were outstanding during the three and nine month periods ending June 30, 2002, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,485,557 and 1,112,538 shares of common stock with weighted average exercise prices of $11.64 and $13.15 were outstanding during the three and nine month periods ending June 30, 2001, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2002	September 30, 2001

Raw materials and purchased parts	$ 4,271	$ 6,155
Work-in-process and finished goods	5,621	7,627

	$ 9,892	$13,782

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING

The Company enters into forward exchange contracts, to hedge foreign currency denominated assets or liabilities, that are recorded at fair value with related fair value hedge gains or losses recorded in earnings within the caption other income / expense. Generally, the Company purchases these contracts near the beginning of each quarter while the expiration is near the end of each quarter. The Company does not enter into forward exchange contracts for trading purposes. As of June 30, 2002, the Company had open forward contracts to buy Thai Baht, maturing in July 2002, with notional amounts totaling 500,000,000 Thailand Baht or approximately $11.6 million US dollars.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. The Company adopted these pronouncements as of October 1, 2001 and as a result, has discontinued the amortization of goodwill and any other intangible assets determined to have indefinite useful lives. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. For the nine month period ended June 30, 2001, the Company would have reported adjusted net loss and diluted net loss per share of $26,507,000 and $1.77 respectively. Adjusted net loss and diluted net loss per share excludes, from previously reported financial information, goodwill amortization of $277,000, net of tax, for the nine month period ended June 30, 2001.

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

LPC, prior to the fiscal 1998 divisional combination, designed and manufactured highly complex flexible circuitry and chemically machined components for computer, computer peripheral, medical and other applications. The Company purchased Litchfield Precision Components, Inc. on May 16, 1996. This acquisition reduced the Company’s reliance on the disk drive industry while providing an entry into the large and rapidly growing high-end flexible circuit market.

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

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales from operations totaled $31,824,000 for the quarter ended June 30, 2002 down 12% from $36,251,000 for the fiscal 2001 third quarter. Sales of $104,638,000 for the nine months ended June 30, 2002 decreased 5% from the prior year period. Net sales for the fiscal 2002 third quarter are lower than the same period in fiscal 2001 primarily due to lower revenue from a significant customer reducing their fiscal year-end inventory levels. Revenue from that customer is expected to increase in July as they complete their inventory adjustment. Net sales for the fiscal 2002 nine month period was lower than the prior year period due to increased revenue from the adoption of the Company’s FSA product being offset by lower revenue generated by other product lines as a result of lower IT spending related to economic conditions.

Revenue from the disk drive industry generated 70% of the Company’s revenue for the quarters ended June 30, 2002 and 2001. In addition, revenue from consumer applications was 15% versus 10% from the prior year, network system application revenue was 6% versus 11%, integrated circuit packaging was 6% versus 3% and revenue from other industry applications was 3% versus 6% from the prior year third quarter.

Revenue is expected to increase in the fiscal 2002 fourth quarter as a result of an expected ramp-up of several new disk drive programs. Significant progress has been made in gaining customer acceptance of the Company’s FSA, FgSA and other new products that will be integral to increasing revenue in fiscal 2003.

GROSS MARGINS

The Company’s gross profit as a percent of sales for the quarter ended June 30, 2002 increased to 11% from 8% reported for the fiscal 2001 third quarter. The gross profit as a percent of sales for the first nine months increased to 14% from the 11% reported for the same period last year. These increases are due to a reduction of labor and overhead costs as a result of the Company’s cost cutting measures over the past twelve months which primarily include the closing of the Chandler AZ facility.

The Company anticipates that gross margins in the fiscal 2002 fourth quarter will improve as a result of the expected revenue increases during the quarter.

OPERATING EXPENSES

Operating expenses were 18% of sales for the current quarter, as compared to 17% in the prior year’s third quarter. Operating expenses for the first nine months of fiscal 2002 were 16%, down from 17% from the prior year first nine months. Total operating expenses for the third quarter of fiscal 2002 decreased by $600 thousand from the fiscal 2001 third quarter. Operating expenses for the first nine months of fiscal 2002 decreased by $2.0 million from the same period in fiscal 2001. The decrease in operating expenses for the current year is primarily due to cost reduction measures taken in fiscal 2001 including the closing of the Company’s Chandler facility. Fiscal 2002 operating expenses are expected to remain at similar levels for the remainder of fiscal 2002 and decrease as a percent of sales due to anticipated increased revenue in the fourth quarter.

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

OPERATING PROFIT (LOSS)

The consolidated operating loss of ($2,123,000) in the current quarter was down from the operating loss of ($3,200,000) for the prior year third quarter. Consolidated operating loss for the first nine months of fiscal 2002 was ($3,109,000) versus ($26,719,000) for the same period last year. The improvement is primarily due to the reduction in restructuring charges recorded during the current year as compared to the prior year and the improved operating cost structure resulting from the fiscal 2001 restructuring efforts.

INCOME TAXES

Income tax benefit for the fiscal 2002 third quarter was $1,241,000 as compared to $1,181,000 for the same quarter in fiscal 2001. Income tax benefit for the first nine months of fiscal 2002 was $3,579,000 as compared to $2,619,000 for the same period in the prior year. During the fiscal 2002 second quarter, approximately $1.7 million of the tax benefit recorded was due to a reduction of the deferred tax valuation allowance. The deferred tax valuation allowance was reduced as a result of the estimated improvement in deferred tax asset recoverability in light of the receipt of a $13 million tax refund resulting from the carry-back of the fiscal 2001 net operating loss to reduce taxable income from fiscal 1997 and 1998.

NET INCOME(LOSS)

Consolidated net loss for the fiscal 2002 third quarter was ($1,278,000) as compared to ($2,891,000) for the prior year. Basic and diluted net loss per share were ($0.08) as compared to ($0.19) for the prior year third quarter. Consolidated net loss for the first nine months of fiscal 2002 was ($1,232,000) as compared to ($26,784,000) for the prior year. Basic and diluted net loss per share were ($0.08) as compared to ($1.79) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity are cash and equivalents, cash flow from operations and additional financing capacity. Cash and short-term investments increased to $3.3 million at June 30, 2002 from $1.8 million at September 30, 2001. The increase was primarily due to the receipt of a $13 million tax refund during the second quarter partially offset by a third quarter $12 million pay down of outstanding long and short-term debt. Cash generated from operating activities was $13.4 million during the 9 months ended June 30, 2002.

Accounts receivable at June 30, 2002 decreased by $1.0 million from September 30, 2001. Inventories at June 30, 2002 decreased by $3.9 million from September 30, 2001 due to a focused effort to reduce inventory levels of raw materials and finished goods kept on hand.

Accounts payable at June 30, 2002 decreased by $4.4 million primarily due to the decreased level of inventory. Other liabilities at June 30, 2002 decreased by $7.3 million from September 30, 2001 primarily due to the payment of restructuring related expenses and severance that were accrued during the March quarters of fiscal 2001 and 2002.

Working capital totaled $5.8 million and ($5.9) million at June 30, 2002 and September 30, 2001. The change is primarily due to the receipt of the $13 million tax refund.

Since September 30, 2001, the Company has invested $2.3 million in capital expenditures. Capital expenditures of approximately $1 million are expected during the remainder of fiscal 2002. These expenditures will include technological upgrades and replacement of equipment.

As of June 30, 2002 the Company had unused borrowing capacity on existing credit facilities of approximately $16 million. The USD equivalent of approximately $7.7 million was outstanding on the Thailand baht denominated packing credit facilities with $12.3 million USD of borrowing capacity remaining available. Borrowings under the packing credit facilities are secured by open customer purchase orders. The entire $1.9 million USD equivalent of the 80 million Thailand baht denominated short-term revolving facilities was unused at June 30, 2002. Innovex has a significant foreign currency exposure as a result of its Thailand baht denominated debt. The Company minimizes this risk through the placement of forward currency contracts to hedge its net short Thailand baht balance sheet position as noted in Note 5 to the attached financial statements.

The Company’s US based revolving line of credit facility had $1 million outstanding at June 30, 2002 with an additional $1.5 million available under the facility. The $2.5 million borrowing base facility is secured by US based accounts receivable and inventory and will terminate on August 14, 2002. Although the facility is not required to meet current funding needs, the Company is exploring alternatives to replace the facility.

The Company believes that with the existing U.S. and Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures for fiscal 2002 and 2003. The Company is considering alternatives for generating additional working capital and long term financing and will continue to pursue financing opportunities in both Thailand and the U.S to better leverage its assets. The Company’s financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of the FSA product and cash flow from operations. The Company failed to comply with certain covenants under its U.S. credit facility during the current quarter. The attached Eighth Amendment to Credit Agreement includes the bank’s waiver of this non-compliance as of June 30, 2002. The Company is in compliance with the covenants under its Thailand based financing agreements.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FgSA, the impact of competitive products and pricing, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company’s revenue is generated from the disk drive, consumer electronics, computer and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three-month period ended June 30, 2002.

PART II — OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

10	Eighth Amendment to Credit Agreement.

b)	Reports on Form 8-K

None.

Page 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC. Registrant

Date: August 14, 2002

By \s\ William P. Murnane ——————————————————— William P. Murnane President and Chief Executive Officer

By \s\ Thomas Paulson ——————————————————— Thomas Paulson Chief Financial Officer

CERTIFICATION

The undersigned certifies pursuant to 18 U.S.C. § 1350, that:

(1)	The accompanying Report of Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002

By \s\ William P. Murnane ——————————————————— William P. Murnane President and Chief Executive Officer

By \s\ Thomas Paulson ——————————————————— Thomas Paulson Chief Financial Officer
Page 12

INDEX TO EXHIBITS

Exhibits		Page
10	Eighth Amendment to Credit Agreement	14
Page 13