Form 10-K
period 2002-09-30
INNOVEX INC
filed 2002-12-10
CIK 50601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13143

INNOVEX, INC. (Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(state or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5540 Pioneer Creek Drive
Maple Plain, Minnesota	55359-9003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 479-5300

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:

(Title of Class)
Common Stock ($.04 par value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $49,937,000 at November 15, 2002 when the closing sale price of such stock, as reported in the Nasdaq National Market System, was $3.50.

The number of shares outstanding of the Registrant’s Common Stock, $.04 par value, as of November 15, 2002 was 15,151,975 shares.

Documents Incorporated by Reference:

1.     Portions of the Registrant’s Proxy Statement to be filed with the Commission within 120 days after the end of the Registrants fiscal year are incorporated by reference into Part III of the Form 10-K.

INNOVEX, INC.
2002 Form 10-K

PART I

ITEM 1. BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

        Prior to fiscal 1999, Innovex, Inc. and its subsidiaries (the “Company”) primarily operated through two divisions, Precision Products (Precision) and Litchfield Precision Components (LPC). Each division had its own administrative, engineering, manufacturing and marketing organizations. During the quarter ending September 30, 1998, the Company combined the operations of its two core operating divisions, Precision and LPC into one operating division, Innovex Precision Components. The combination merged the rapidly growing LPC flexible circuit fabrication and chemical etching operations with Precision’s high volume fine wire manufacturing expertise. The combination also allowed Innovex to leverage Precision’s disk drive industry market and trade knowledge to disk drive industry flexible circuit applications as the industry transitioned from wire interconnects.

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

        The Company purchased all of the outstanding shares of ADFlex Solutions, Inc. (“ADFlex”) in two parts on August 9, 1999 and September 14, 1999. The total ADFlex purchase price, including transaction costs, change in control payments and all of the issued and outstanding common stock was approximately $37 million. At that time, the Company also obtained credit facilities totaling in principal amount $40 million, which were utilized to refinance ADFlex’s outstanding debt, pay down current liabilities and pay related transaction costs. Prior to the acquisition, ADFlex was a leading supplier of flexible circuit based solutions to the computer, computer peripheral, communications and consumer electronics industries. Applications for these flex-based interconnects include cellular phones, hard disk drives, other storage systems, high-end consumer products, notebook computers, pagers and personal communication systems. ADFlex’s diverse customer and industry base has reduced Innovex’s reliance on the disk drive industry. Prior to the ADFlex acquisition, the Company had one primary operating group, Innovex Precision Components. The Company combined its operations into one group that designs and manufactures flexible circuits.

        On November 27, 2002, the Company entered into an Option Agreement with Concorde PAPE II (“Concorde”), pursuant to which Concorde granted to the Company an option to acquire shares of KRP Precision Public Company Limited (“KRP”) representing 24.9% of the issued and outstanding shares of KRP. Currently, Concorde owns approximately 55.7% of the shares of KRP. The option is exercisable in the discretion of the Company at any time on or prior to December 31, 2003. Payment of the exercise price is due in shares of Company common stock. If exercised, the Company will deliver shares of its common stock in exchange for the KRP shares. In addition, if the Company exercises this option, Concorde will grant the Company a second option to purchase the remaining shares of KRP owned by Concorde. In the event the second option is not exercised, Concorde may require the Company to purchase its KRP shares under certain circumstances. Further, in the event the Company exercises its second option, the Company may be required to make a general offer to purchase KRP shares from KRP shareholders.

        Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359-9003 and its telephone number is (763) 479-5300. Products are developed and manufactured through the Company’s wholly owned subsidiaries, Innovex Precision Components, Inc. and Innovex (Thailand) Ltd. Innovex Precision Components, Inc. is a Minnesota corporation and Innovex (Thailand) Ltd. is a Thailand corporation.

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

(c)   NARRATIVE DESCRIPTION OF BUSINESS

Company Overview

        Innovex is a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, LCD displays for portable communication devices, data storage devices such as hard disk drives (“HDDs”), tape drives and arrays, high-end consumer electronics products such as digital video disk(DVD) and compact disk(CD) players and printers. The Company’s principal customers include 3M, Alps, Compaq, Dell, Hewlett Packard, IBM, Iomega, Littelfuse, Maxtor, Medtronic, Motorola, Nokia, Philips, Qualcomm, Quantum, ReadRite, SAE Magnetics, Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

        Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide, and provide electrical connection between components in electronic systems. Flexible circuit interconnects frequently incorporate components such as integrated circuits (“ICs”), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. With proliferation of electronic applications, electronic products have become smaller, lighter and more portable. To meet the challenges represented by the increased complexity of miniaturization, form and weight requirements, OEMs have increasingly turned to flexible circuit interconnect solutions because they decrease the weight and expense of connectors and other packaging components, conform to contoured, ergonomic shapes or small spaces and provide mechanical flexure. The Company’s products consist of flexible circuits with high to mid-range tolerances and may include other secondary finishing or assembly operations. The high-end flexible circuits generate the highest gross margin percentages. The mid-range or standard flexible circuits with components added through the performance of additional assembly steps garner lower gross margin percentages due to higher material costs and the increased number of competitors.

        Prior to 1999, the Company’s primary products were small lead wire assemblies for computer disk drives. The disk drive industry has transitioned away from lead wire assembly interconnects to integrated interconnects such as the Company’s Head Interconnect Flex (“HIF”) and Flex suspension assembly (“FSA”) products. This transition has had a significant impact on the Company’s operations since 1998 as it has had to manage the rapid increase in its flexible circuit business while controlling the rapid drop in its lead wire assembly operations. Lead wire assembly sales constituted none of fiscal 2002 and 2001 consolidated revenues and less than 1% of fiscal 2000 revenues after comprising over 72% of fiscal 1998 revenues.

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

        These capabilities enable circuits to solve many of the challenges faced by electronic OEMs who currently use traditional interconnection devices. Products which currently use polyimide flexible circuit interconnect assemblies include notebook computers, portable communication devices, printers, scanners and data storage devices such as HDDs, tape drives and arrays, and high-end consumer electronic products such as DVD and CD disk players, cameras and camcorders.

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

Current Product Applications

        The Company provides flexible circuit interconnect products to a diverse group of markets. Historically, the HDD market has represented the largest component of the Company’s sales at 74%, 68%, and 59% of total sales for 2002, 2001 and 2000. Through the ADFlex acquisition and new market expansion efforts, the Company is continuing its efforts to reduce the impact of cyclicality of the HDD industry on its business. However, net sales attributable to this market are expected to continue to represent a large component of total sales for the foreseeable future. Accordingly, the occurrence of significant slowdowns or changes in this industry has had and may continue to have a material adverse effect on the Company’s operating results.

        Current applications addressed by the Company include:

        Flex Suspension Assembly. The disk drive market uses flexible circuits as the interconnect between the read/write head and disk drive electronics. In these applications, circuits need to mechanically flex hundreds of millions of times through the life of the drive. These applications include the Company’s head interconnect flex (“HIF”) and Flex Suspension Assembly (“FSA”) which provide the electrical interconnect from the disk drive head to the back end electronics (actuator flex) of the disk drive. The HIF is bonded to a disk drive suspension by the Company’s customers. The FSA is a HIF that is bonded to a suspension for customers desiring a more complete solution. During fiscal 2001, the Company introduced the Flex Gimbal Suspension Assembly (“FgSA”). The FgSA is the next generation FSA that provides improved technical performance at a lower cost than competing products by increasing the utilization of the flexible circuit characteristics and simplifying the suspension used in the assembly. These interconnects were provided by lead wire assemblies produced by the Company prior to the use of flexible circuits.

        Data Storage. The data storage market includes interconnects used for tape drives, disk arrays, CD and DVD applications and other interconnects in hard disk drives. Large individual drive storage systems are being replaced by arrays of less expensive disk drives or tape drives. The growth of personal computer networks has generated a growth in small arrays for local area network storage. In addition to the flexible circuit interconnects inside each of the individual drives, controlled impedance flex interconnects are used to connect the back of the drives to standard interface boards. The Company also produces the actuator flex which provides the back end electronic interconnect for hard disk drives. Mounting an unpackaged die directly onto the flexible circuit substrate, or flip chip, is becoming the predominant interconnect technology for these applications. CD and DVD consumer applications are growing rapidly. These devices use flexible circuits as the interconnect between the read/write head and CD/DVD drive electronics.

        New Ventures. The new venture markets include flexible circuits for integrated circuit substrates, optoelectronic interconnects for broadband applications, hand held color liquid crystal displays, plasma displays, laptop computers, various solid ink and ink jet printer applications, etched metal fuses and other high-end flexible circuits markets. These markets are projected to have rapid growth in the future and the Company is producing increasing levels of flexible circuits for these markets.

Sales and Support

        The Company markets its products directly to a number of industries requiring electronic interconnects through the use of an internal sales staff. In addition, the Company utilizes sales representatives on a limited basis in several Asian countries where it is advantageous to be represented locally. Historically, the Company has sold a substantial portion of its flexible circuit interconnects to a limited number of customers. Innovex has benefited from early entry as a supplier to the disk drive industry and has been able to leverage relationships to the next generation integrated flexible circuit interconnects. This, coupled with the Company’s reputation for high standards of quality and innovative manufacturing processes, has established Innovex as a predominant supplier of interconnects for the industry. The Company’s principal customers, each accounting for over 10 percent of the Company’s consolidated net sales in at least one of the last three years are Maxtor and Seagate. See Note H of Notes to Consolidated Financial Statements for additional information.

        Because of the Company’s focus on leading edge imaging technology, its customers include a number of the leading technology companies in the world including 3M, Alps, Compaq, Dell, Hewlett Packard, IBM, Iomega, Littelfuse, Maxtor, Medtronic, Motorola, Nokia, Philips, Qualcomm, Quantum, ReadRite, SAE Magnetics, Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

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

Research and Development

        The Company continually engages in research, development and engineering activities. The Company’s goals are to utilize these activities to improve and enhance existing products and to develop new products in order to expand its market share. During fiscal years 2002, 2001 and 2000, the Company spent approximately $4,786,000, $4,518,000 and $3,472,000 on research and development. The Company’s research and development effort is concentrated on improving and increasing long run flexible circuit manufacturing capabilities for both adhesiveless and adhesive based flexible circuits, developing processes for manufacturing new products including flexible circuits for display, integrated circuit substrate and printer applications, developing new FSA and FgSA generations and improving the FSA attachment process.

        The Company expects to continue its past practice of acquiring new technology from outside sources through the payment of cash, Company stock and royalties in addition to developing technology internally.

Environmental Controls

        Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, the Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company’s products. The Company has discontinued operations in its Chandler Arizona location and has decommissioned the facility. A preliminary review of the facility indicates that no material remediation costs will be required. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not have a material adverse impact on the Company. Pursuant to the agreements governing the 1993 ADFlex purchase of certain assets from Rogers Corporation (“Rogers”), Rogers has retained all environmental liabilities relating to the purchased assets prior to the closing date of the acquisition. While Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and the Company was unable to enforce the acquisition agreement against Rogers, the Company could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on the Company could materially adversely affect the Company.

        The Company believes it has been operating its facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, the Company implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by the Company and could adversely affect the results of operations of the Company. The Company does not anticipate any material amount of environmental-related capital expenditures in fiscal 2003.

Backlog

        The backlog for the Company’s continuing operations was $23.9 million, $20.1 million and $19.1 million at September 30, 2002, 2001 and 2000, respectively. The Company’s backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by the Company as firm orders that are scheduled to be delivered within 12 months from the date of the order. While the Company currently believes substantially all of its September 30, 2002 backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, the Company may not realize the revenue indicated by the backlog.

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

        The flexible circuit interconnect market is highly competitive. The Company experiences competition world-wide from a number of leading foreign and domestic providers such as 3M Company (“3M”) and Sumitomo for high-end applications, and Nippon Mektron (“NOK”), Fujikura Ltd. (“Fujikura”) and Multi-Fineline Electronix, Inc. (“M-Flex”) for standard flex and assembly applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than the Company with greater financial and other resources. There are a number of other flexible circuit manufacturers that target other flexible circuit markets and rarely compete directly with the Company. Expansion of the Company’s existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that the Company’s competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those of the Company or that new competitors will not enter the Company’s markets. Finally, as many of the Company’s competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company’s dollar-priced products to be less competitive than its competitors’ products priced in other currencies.

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

Employees

        As of September 30, 2002, the Company had a total of 3,340 employees. Of these employees, 183 were based at the Company’s Maple Plain, Minnesota facility; 220 were based in Litchfield, Minnesota; and 2,937 were based in Thailand. The Company’s future operating results depend in part upon its ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company.

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

Technology

        Design Technology. The flexible circuit interconnects manufactured by the Company are designed specifically for each application, requiring significant joint design activities between the Company and the customer at the start of a project. The Company has developed design methodologies that solve difficult interconnection problems and save the customer time and money. The Company also designs and produces, in volume, flexible circuits that range from high-density, single-sided circuits to more complex double-sided and multi-layer circuits. The Company is continually investing in and improving its computer-based design tools to more quickly design new flexible circuit interconnects, to enhance cooperative design and communication with its customers and to more closely link designs to the manufacturing process. The Company is recognized as a technology leader in fine-line, single-sided flexible circuit technology and flexible circuit assembly technology, including advanced chip-on-flex, flip-chip-on-flex and precision placement assembly technologies.

        Circuit Fabrication Technology. The Company has extensive experience in fine-line polyimide flex and has pioneered manufacturing processes that deliver high unit volumes at cost-effective yields. At the core of the process is roll-to-roll subtractive fine-line circuit processing. The starting materials are flexible laminates composed of a thin dielectric film that is either adhesive-bonded to treated copper foil or metalized without the use of adhesives. Very accurate images (down to 0.001”) are produced in volume in photoresist. Circuit conductors are then formed by chemically etching the underlying copper foil. A semi-additive process was developed during fiscal 2002 enabling the formation of finer lines in the future. Coverfilm materials are adhered to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. The exposed surfaces are then coated with solder for surface mount or bondable gold for chip-on-flex applications. Laser processing is used to create various openings to drill vias and cut contoured peripheries in substrate materials.

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

Semi-additive metallization. Allows the fabrication of flexible circuits with finer lines and spaces through the etching of thinner material and selective additive metallization of the etched lines.

7

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

Flex Suspension Assembly. The Company has a proprietary automated process to attach flexible circuits to suspensions for disk drive applications.

Manufacturing

        The Company has developed a manufacturing process that combines the use of technology with the deployment of human resources in a geographic and organizational manner that allows the Company to compete on a pure cost basis, if necessary, with suppliers of similar products throughout the world. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. All operations have received ISO 9002 certification.

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

(d)   FOREIGN SALES AND OPERATIONS

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

        While Innovex transacts business predominantly in U.S. dollars a large portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect the Company’s cost of goods sold and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts in the regular course of business. The forward exchange contracts generally require the Company to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in income as incurred. No assurance can be given that the Company’s strategies will prevent future currency fluctuations from adversely affecting the Company.

        A large portion of the sales and expenses for the Thailand operation are denominated in Thailand baht. The Thailand baht experienced significant fluctuations in relation to the U.S. dollar during portions of 2002, 2001 and 2000. The fluctuations did not have a significant impact on the Company’s results of operations for those years. However, there can be no assurance that future currency fluctuations will not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

        In total, at September 30, 2002, the Company leased or owned approximately 564,000 square feet of manufacturing and other space. The Company’s significant facilities are as follows:

Functions	Location (number of facilities)	Square Feet	Owned/ Leased	Expiration
Executive Offices, Research and Development and Circuit Fabrication	Maple Plain, Minnesota (one)	96,000	Owned	N/A

Held for disposition	Chandler, Arizona (one)	150,000	Leased	June 2003

Circuit inspection and finishing	Korat Thailand (two)	12,000	Owned	N/A
		8,000	Owned	N/A

Circuit Finishing and Assembly;	Lamphun Thailand (two)	15,000	Owned	N/A
Sales and Support		140,000	Owned	N/A

Circuit Fabrication	Litchfield, Minnesota (five)	63,000	Owned	N/A
		15,000	Owned	N/A
		10,000	Owned	N/A
		51,000	Owned	N/A
		4,000	Owned	N/A

        The Company constructed the building in Maple Plain, Minnesota to be used for manufacturing, research and development and corporate offices. The Company obtained the Arizona and Lamphun Thailand facilities during fiscal 1999 as part of the ADFlex acquisition. The Lamphun Thailand facility was completed in February 1999 and is used for circuit finishing and assembly. Operations have been discontinued at the Arizona facility to reduce excess manufacturing capacity. The Korat Thailand facilities were obtained in fiscal 2000 as part of the Thailand subcontractor purchase. The Company believes that the facilities in Minnesota and Thailand are adequate to meet its current requirements and that suitable additional space or substitute space is readily available as needed.

ITEM 3. LEGAL PROCEEDINGS

        Neither the Company nor any of its subsidiaries is a party to, and none of its property is the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Thomas W. Haley	66	Chairman, and Director of the Company
William P. Murnane	40	President and Chief Executive Officer
Thomas Paulson	46	Chief Financial Officer
Allan J. Chan	52	Senior Vice President, General Manager, Consumer Electronics
Brian R. Dahmes	42	Vice President, Research and Development
Douglas W. Keller	44	Vice President, Finance
Srinivas Kuchipudi	34	Vice President, Operations
Kelly S. Schuller	37	Vice President, General Manager, New Ventures
Vasu Velayuthan	38	Vice President, Asia Operations

9

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

    Mr. Chan joined the Company in June 1988 as Director of Sales and Marketing for the Precision Products Division. Since that time Mr. Chan has held various management positions with the Company including Vice President of Sales and Marketing of the Precision Products Division, Vice President and General Manager of Precision Products Division, Senior Vice President, Sales and Marketing and General Manager of Consumer Electronics.

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

    Mr. Schuller joined the Company in April 2001 as Vice President, Strategic Marketing and New Business Development. Prior to joining Innovex, Mr. Schuller spent five years at McKinsey & Company where he led a number of major strategy and business development engagements for Fortune 500 companies. Before McKinsey, he worked for The Pillsbury Company in Strategic and Financial Planning as well as Ernst & Young as a certified public accountant. In August 2001, Mr. Schuller was named General Manager of New Ventures.

    Mr. Velayuthan joined the Company in March, 2001 as Vice President, Asia Operations. Prior to Innovex, Mr. Velayuthan spent six years at Seagate Technology where he held a variety of management positions in manufacturing and quality.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER
                MATTERS

Common Stock Information

        The Company’s common stock is traded in the over-the-counter market under the symbol “INVX.” The table below sets forth the high and low closing sale prices as reported by NASDAQ. As of November 15, 2002, the Company had 544 shareholders of record. The Company has not paid a dividend since November 1999. The Company’s intention is to continue this policy.

Price Range of Common Stock

	2002		2001

	High	Low	High	Low
First Quarter	$4.200	$1.260	$16.438	$5.438
Second Quarter	5.170	3.310	11.563	4.563
Third Quarter	7.425	3.600	5.150	3.500
Fourth Quarter	4.100	1.950	4.270	1.280

Securities Authorized for Issuance Under Equity Compensation Plans:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders:	1,785,511	$8.35	727,368

Equity compensation plans not approved by stockholders:	—	—	—

Total	1,785,511	$8.35	727,368

(1)	Excludes shares of common stock listed in the first column.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for each of the years in the five-year period ended September 30, 2002. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

Years Ended September 30,	2002	2001	2000	1999	1998
Net sales	$134,727,529	$145,635,446	$164,461,510	$103,197,766	$96,277,930
Net income (loss)	(3,835,065)	(28,875,680)	(11,054,410)	6,558,534	15,911,079
Net income (loss) per share:
Basic	($ 0.25)	($ 1.93)	($ 0.75)	$0.44	$1.08
Diluted	($ 0.25)	($ 1.93)	($ 0.75)	$0.44	$1.05
Cash dividends per share	$0.00	$0.00	$0.04	$0.155	$0.135
Total assets	114,927,864	142,666,541	167,679,892	178,806,124	109,651,849
Long-term debt, less current maturities	15,371,841	26,403,021	21,003,284	26,375,546	755,024
Stockholders’ equity	64,421,454	68,174,772	96,396,047	107,134,199	102,418,060

11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

        Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

Critical Accounting Policies

        We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Allowance for Excess and Obsolete Inventory:

        Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, the Company analyzes the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made.

Goodwill:

        The Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets and as a result discontinued the amortization of goodwill and any other intangible assets determined to have indefinite lives. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

Deferred Taxes:

        The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is set up where the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates.

Earnings Summary

        The Company reported a net loss of ($3,835,000) or ($0.25) basic and diluted net loss per share for the fiscal year ended September 30, 2002. This compares to a net loss of $(28,876,000) or ($1.93) basic and diluted net loss per share in fiscal 2000 and a net loss of ($11,054,000) or ($0.75) basic and diluted net loss per share in 2000. Fiscal 2002 results improved as compared to fiscal 2001 primarily due to lower restructuring charges and a lower fixed cost basis resulting from cost reduction measures taken by the Company in fiscal 2001 impacting manufacturing, selling, general and administrative and engineering costs. Fiscal 2002 results were negatively impacted by the reduction in 2002 revenue primarily caused by lower worldwide information technology infrastructure spending.

        Fiscal 2001 results decreased as compared to fiscal 2000 primarily due to charges to restructure the Company’s manufacturing operations by closing the Company’s manufacturing facility in Chandler, Arizona and moving those operations to Minnesota and Thailand. In addition, a portion of the decrease was due to lower revenue generated by standard flexible circuit product lines associated with the ADFlex Solutions acquisition in late 1999. The Company took a number of steps during fiscal 2001 to reduce its fixed costs including closing the high cost Chandler facility and reducing the world wide work force. Although the costs of making these changes were reflected in fiscal 2001, many of the benefits were not realized until fiscal 2002.

Results of Operations

        Net Sales. The Company’s net sales of $134,728,000 for fiscal 2002 decreased 7% from fiscal 2001 net sales of $145,635,000. The largest portion of the decline was due to a reduction in flexible circuit revenue for high end tape library, tape backup and array applications as a result of lower worldwide information technology infrastructure spending. In addition, fiscal 2002 did not include any Bridge Flex revenue as the product was phased out in early fiscal 2001. The Bridge Flex was a transitional product that completed the connection from the suspension to the actuator flex for disk drive head interconnect solutions that terminated at the back of the suspension. The need for Bridge Flex products was eliminated as the conductors from subsequent versions of these disk drive head interconnect solutions extended beyond the suspension. In fiscal 2002, the Company also experienced a continued decline in flexible circuit revenue from hand held telecommunications applications as the telecommunications market continues to be depressed. Revenue increases in fiscal 2002 were experienced in a number of areas including disk drive actuator flex, DVD, integrated circuit packaging and solid ink printer applications to offset a portion of the decreases. Revenue from disk drive actuator flex products increased as the result of market share gains. DVD related revenue increased due to a customer’s new product introduction. Integrated circuit packaging revenue improved as a result of increased demand for stacked memory for high end server applications.

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

        Revenue from the disk drive industry generated 74% of fiscal 2002 revenue as compared to 68% in fiscal 2001. This portion should remain similar in fiscal 2003 as FSA and actuator flex revenue is expected to increase in proportion to overall revenue. Consumer related revenue was 14% of revenue in fiscal 2002 as compared to 10% in 2001 due to the DVD and solid ink printer revenue increases. Revenue generated from network system applications was 6% in fiscal 2002 down from 13% in fiscal 2001 due to the drop in tape storage related revenue. Revenue from other applications was 6% in fiscal 2002 compared to 9% in fiscal 2001. The September 1999 acquisition of ADFlex reduced the Company’s dependence on the disk drive industry significantly from its historical levels of 85–90% of revenue. Fiscal 2003 revenue is expected to increase over 2002 levels. The Company anticipates that disk drive related revenue will increase as a result of market share improvements for its FSA, Flex Gimbal Suspension Assembly(FgSA) and actuator flex product lines. Revenue increases are also expected as a result of the Company’s qualification as a supplier of flexible circuits for liquid crystal display applications.

        Export sales accounted for 82% of the Company’s revenue in fiscal 2002 as compared to 80% for 2001 and 73% for 2000, reflecting the high level of interconnect shipments to electronic manufacturers in Asia. A significant portion of the remaining domestic sales are subsequently shipped internationally by the Company’s customers.

        Gross Margin. The Company’s gross margin as a percent of sales for fiscal 2002 increased to 11.9%, from the 11.4% reported for fiscal 2001. The improved gross margin percent was primarily due to a lower fixed cost basis resulting from cost reduction measures taken by the Company in fiscal 2001. This cost reduction was partially offset by lower fixed cost leverage caused by the reduction in revenue. The cost reduction measures included the transfer of manufacturing operations from Arizona to the Minnesota and Thailand facilities and a reduction of the Company’s workforce. The benefit of the lower cost base was also partially offset by an increase in variable material costs caused by an increased proportion of FSA products in the product mix. FSA products have a higher variable material cost component than products including only flexible circuits due to the cost of the purchased suspension to which the flexible circuit is attached.

        The Company’s gross margin as a percent of sales for fiscal 2001 decreased to 11.4%, from the 15.0% reported for fiscal 2000. The decrease was primarily due to reduced fixed cost leverage resulting from lower revenue levels of the standard flexible circuits and duplicate costs related to the transfer of manufacturing operations from Chandler, Arizona to the Company’s Minnesota facility. The lower gross margin percent was also impacted by the increased proportion of high material content FSA products in the product mix.

        Gross margins in fiscal 2003 are expected to improve due to improved fixed cost leverage resulting from the expected increase in revenue.

        Operating Expenses. Selling, general and administrative expenses were 12.3% of net sales in 2002 as compared to 12.7% in 2001 and 9.8% in 2000. Selling, general and administrative spending was $16.6 million in 2002, $18.5 million in 2001 and $16.1 million in 2000. Fiscal 2002 expenses were lower than 2001 expenses as a result of the 2001 restructuring that closed the Company’s Arizona facility and reduced the Company’s workforce. A portion of the increase in selling, general and administrative expenses in fiscal 2001 over 2000 is the result of increased spending due to hiring, relocation and duplicate personnel costs related to the Chandler to Minnesota move. In addition, the increase as a percent of revenue was due to lower revenues in 2001 as a result of the current economic slowdown. Fiscal 2003 operating expenses should not change significantly from 2002 levels and should decrease as a percent of sales as a result of the expected increase in fiscal 2003 revenue.

        Engineering expense decreased to 4.2% of net sales in fiscal 2002 from 4.4% in 2001 and 4.7% in 2000. Engineering spending was $5.7 million in 2002, $6.4 million in 2001 and $7.7 million in 2000. Fiscal 2002 expenses were lower than 2001 expenses as a result of the 2001 restructuring that closed the Company’s Arizona facility and reduced the Company’s workforce. The decrease in engineering expenses as a percent of sales for fiscal 2001 as compared to 2000 is a result of reduced spending due to the completion of the effort to develop a materials manufacturing process. Fiscal 2002 engineering spending was focused on manufacturing process improvements, further FSA and FgSA technology improvements, qualifying products and processes for new applications including liquid crystal displays, printers and semiconductor packaging substrates and other high-end flexible circuit technology development related to new products. The fiscal 2001 and 2000 spending was concentrated on FSA development and the development of a process to manufacture material for use in producing double sided, plated through-hole flexible circuits. Fiscal 2003 engineering spending is expected to continue to concentrate on manufacturing process improvements, further FSA and FgSA technology improvements, qualifying products and processes for new applications including liquid crystal displays, printers and semiconductor packaging substrates and other high-end flexible circuit technology development related to new products.

        Restructuring Charges. During the fiscal 2002 second quarter, an additional $950,000 restructuring charge was recorded due to an increase of $876,000 in the estimate of the leased Chandler facility disposition costs and $74,000 for costs to complete the disposal of the Agua Prieta, Mexico facility.

        The fiscal 2001 second quarter includes asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to closing the Company’s Chandler, Arizona facility and moving manufacturing operations to the Company’s Minnesota and Thailand locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company’s September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs. During the fiscal 2002 second quarter, an additional $876,000 restructuring charge was recorded due to an increase in the estimate of the leased Chandler facility disposition costs. The restructuring is substantially complete with the exception of the costs accrued to maintain the leased Chandler facility until its disposition. The lease terminates in June 2003 if it is not disposed prior to that time.

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

        Interest Income (Expense). Interest income decreased to $119,000 in fiscal 2002 from $127,000 and $524,000 in fiscal 2001 and 2000 respectively. The decreases in fiscal 2002 and 2001 correspond to the reduction in the Company’s excess cash. Interest expense decreased to $2,735,000 in 2002, from $3,550,000 in 2001 and $3,193,000 in 2000. Interest decreased in 2002 due to lower interest rates on the Company’s U.S. based debt facilities which have floating interest rates and the reduction in interest bearing debt by over $14 million during fiscal 2002. Interest expense increased in fiscal 2001 as compared to 2000 due to the new $27 million credit facility put in place in Thailand during fiscal 2001.

        Other Income (Expense). Fiscal 2002 net other income of $351,000 was primarily income from the Company’s 35% investment in Applied Kinetics Incorporated. Net other expense in fiscal 2001 of $266,000 was primarily due to increased foreign currency transaction costs as a result of the high level of revenue recorded in Thailand baht and foreign currency translation losses related to the volatility of the Thailand baht/US dollar relationship during the year.

        Income (Loss) Before Provision For Income Taxes. Income (loss) before provision for income taxes was ($9,441,000) for fiscal 2002 as compared to ($32,349,000) and ($15,570,000) for 2001 and 2000, respectively. As a percent of net sales, income before provision for income taxes was (7.0%) for 2002 as compared to (22.2%) for 2001 and (9.5%) for 2000.

        Benefit (Provision) For Income Taxes. The income tax benefit for fiscal 2002 was $5,606,000 reflecting an effective tax rate of 59.4%. The effective tax benefit rate is higher than the statutory federal rate primarily due to the exclusion of income generated from Innovex’s foreign operating corporation and a reduction in the Company’s deferred tax allowance. The deferred tax allowance was reduced as a result of the estimated improvement in deferred tax asset recoverability in light of the receipt of a $13 million tax refund resulting from the carry-back of the fiscal 2001 net operating loss. The carry-back was allowed as part of the economic relief act that was passed into law during the second quarter. The fiscal 2001 income tax benefit was $3,473,000 resulting in an effective tax rate of 10.7%. The effective tax benefit rate was lower than the statutory federal rate primarily due to an increase in the deferred tax allowance.

        Net Income (Loss). The fiscal 2002 net loss was ($3,835,000) as compared to ($28,876,000) and ($11,054,000) for 2001 and 2000, respectively.

Liquidity and Capital Resources

        Cash and equivalents increased by $566,000 to $2,364,000 at September 30, 2002 from the prior year. Net cash provided by operating activities increased in 2002 to $15,866,000 from $1,412,000 in 2001 and $766,000 in 2000. The increase in 2002 net cash provided by operations was primarily due to the receipt of a $13 million tax refund and decreases in accounts receivables and inventory as compared to the prior year. Accounts receivable and accounts payable decreased due to the lower level of revenue during fiscal 2002. The $4.5 million inventory reduction was due to a concentrated effort to better manage inventory in addition to the lower level of revenue activity. Other current and long-term liabilities decreased by $6.6 million during fiscal 2002 primarily due to the payment of liabilities accrued as part of the fiscal 2001 manufacturing restructuring. The increase in cash and equivalents as well as net cash provided by operating activities during fiscal 2001 as compared to 2000 was primarily due to the reduction in accounts receivable and inventories more than offsetting the reduction in accounts payable.

        Working capital improved to ($453,000) at September 30, 2002 from ($5,883,000) at September 30, 2001. The Company’s current ratio was 1.0 at fiscal 2002 year-end, compared to 0.9 at the end of fiscal 2001. The improvement is primarily due to the reduced line of credit balances and the reduction of other current liabilities including the accrual set up at the time of the January 2001 manufacturing restructuring.

        The Company invested approximately $4 million, $12 million and $24 million in capital expenditures in fiscal 2002, 2001 and 2000. Fiscal 2002 expenditures primarily included technological upgrades, selected capacity increases and facility improvements. The fiscal 2001 expenditures were primarily related to additional FSA attachment equipment and the Minnesota and Thailand facility additions related to the move of operations from Arizona to Minnesota and Thailand. The capital expenditures in fiscal 2000 include additional equipment to increase the capacity of the automated flexible circuit production facility in Litchfield, Minnesota and the costs to construct and equip the Maple Plain manufacturing facility. In addition, fiscal 2000 included capital expenditures to increase the capacity of the Lamphun Thailand facility as part of the manufacturing restructuring plan to close the Mexican facility and move the operation to Thailand. The Company also acquired the assets and operations of its Thailand subcontractor in October 1999 for $3,750,000.

        Net property, plant and equipment decreased by $13.0 million to $73,692,000 at September 30, 2002. The decrease was due to depreciation of $13.4 million and the sale of the Mexican facility more than offsetting fiscal 2002 capital expenditures of $3.5 million.

        In April 2001 the Company entered into a 1.2 billion Thailand baht (approximately $27 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short term working capital facility and a 10 million baht overdraft facility. The Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand. In June 2002, the Company completed a 300 million Thailand baht (approximately $6.8 million) expansion of its Thailand credit facilities also secured by certain receivables and inventory held by the Company. As of September 30, 2002, the Company had $14 million of borrowing capacity available under the existing credit facilities.

        Long-term debt, net of current maturities, decreased by $10.2 million. The decrease is primarily the result of the $7.8 million payments made on the existing Wells Fargo facility with the remainder being scheduled principal payments made on the Thailand credit facilities and other long term lease financing. The ratio of long-term debt, net of current maturities, to stockholders’ equity was .24 at September 30, 2002 compared to .39 at the end of fiscal 2001.

        The Company believes that with the existing U.S. and Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures for fiscal 2003. The Company is considering alternatives for generating additional working capital and long term financing and will continue to pursue financing opportunities in both Thailand and the U.S to better leverage its assets. The Company’s financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of the FSA product and cash flow from operations. The Company failed to comply with certain covenants under its U.S. credit facility during the current quarter. The attached Ninth Amendment to Credit Agreement includes the bank’s waiver of this non-compliance as of September 30, 2002. The Thailand based credit facilities were modified to require compliance with two financial ratios rather than require an increase in registered capital. The Company is in compliance with the covenants under its Thailand based financing agreements as of September 30, 2002.

New Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company on October 1, 2002 and is not expected to have a material impact.

        In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 clarifies the accounting for costs associated with exit or disposal activities. This statement is effective for the Company beginning in January 2003 and is not expected to have a material impact.

Recently Passed Legislation

        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. The Company does not expect any material adverse effect as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies many of which have yet to be issued.

Forward-Looking Information

        Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FgSA and semiconductor packaging substrates, the impact of competitive products and pricing, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in this report and in other reports filed by the Company with the Securities and Exchange Commission. In addition, a significant portion of the Company’s revenue is generated from the disk drive, consumer electronics, computer and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. While the Company transacts business predominately in U.S. dollars a portion of its sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect the Company’s cost of goods sold and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, the Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its risk exposure, not as speculative instruments. Typically, these contracts have maturities of 6 months or less. The forward exchange contracts generally require the Company to exchange Thailand baht for U.S. dollars or U.S dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in income.

        The Company periodically reviews the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short, balanced) for those currencies in which the Company has significant activity. Expected future cash flow positions and strategies are continuously monitored. At September 30, 2002, the Company had one open forward exchange contract to buy a total of 550,000,000 Thai baht. No assurance can be given that the Company’s strategies will prevent future currency fluctuations from adversely affecting the Company’s business, financial condition, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL DATA

18

Report of Independent Certified Public Accountants

Board of Directors
Innovex, Inc.

        We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

\s\ Grant Thornton LLP ——————————

Minneapolis, Minnesota October 23, 2002 19

CONSOLIDATED BALANCE SHEETS INNOVEX, INC. AND SUBSIDIARIES

	September 30,
	2002	2001
Assets
Current assets:
Cash and equivalents	$2,364,136	$1,798,272
Accounts receivable, less allowance for doubtful accounts of $425,000 (2001— $670,000)	16,773,103	19,315,306
Inventories	9,285,600	13,782,195
Income taxes receivable	1,362,329	—
Deferred income taxes — current	3,147,691	3,817,663
Other current assets	1,748,962	2,647,538

Total current assets	34,681,821	41,360,974
Property, plant and equipment — at cost:
Land and land improvements	3,620,545	3,969,992
Buildings and leasehold improvements	38,829,134	40,273,598
Machinery and equipment	69,078,164	68,677,626
Office furniture and fixtures	1,479,936	1,351,608

	113,007,779	114,272,824
Less accumulated depreciation and amortization	39,316,085	27,533,854

Net property, plant and equipment	73,691,694	86,738,970
Goodwill	3,000,971	3,000,971
Deferred income taxes — long-term	1,236,038	9,602,867
Other assets	2,317,340	1,962,759

	$114,927,864	$142,666,541

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$10,798,096	$9,467,354
Line of credit	7,302,352	11,900,000
Accounts payable	13,075,040	16,438,885
Accrued compensation	1,653,223	1,617,672
Other accrued liabilities	2,305,858	7,819,837

Total current liabilities	35,134,569	47,243,748
Other long-term liabilities	—	845,000
Long-term debt, less current maturities	15,371,841	26,403,021
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
15,108,283 shares issued and outstanding (2001— 15,044,249)	604,331	601,770
Capital in excess of par value	17,815,641	17,736,455
Retained earnings	46,001,482	49,836,547

Total stockholders' equity	64,421,454	68,174,772

	$114,927,864	$142,666,541

The accompanying notes are an integral part of these statements. 20

CONSOLIDATED STATEMENTS OF OPERATIONS INNOVEX, INC. AND SUBSIDIARIES

	For the years ended September 30,
	2002	2001	2000
Net Sales	$134,727,529	$145,635,446	$164,461,510
Costs and Expenses:
Cost of sales	118,671,425	128,977,986	139,842,670
Selling, general and administrative	16,617,803	18,513,296	16,088,830
Engineering	5,665,207	6,430,505	7,730,571
Restructuring charges	950,000	20,372,939	13,601,157
Interest expense	2,734,750	3,550,295	3,193,158
Interest income	(119,356)	(126,786)	(524,300)
Other (income) expense	(351,345)	265,841	99,029

	144,168,484	177,984,076	180,031,115

Income (Loss) Before Provision for Income Taxes	(9,440,955)	(32,348,630)	(15,569,605)
Benefit (Provision) for Income Taxes	5,605,890	3,472,950	4,515,195

Net Income (Loss)	($ 3,835,065)	($ 28,875,680)	($ 11,054,410)

Net Income (Loss) Per Share:
Basic	($ 0.25)	($ 1.93)	($ 0.75)

Diluted	($ 0.25)	($ 1.93)	($ 0.75)

Weighted Average Shares Outstanding:
Basic	15,080,441	14,987,395	14,838,082

Diluted	15,080,441	14,987,395	14,838,082

The accompanying notes are an integral part of these statements. 21

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY INNOVEX, INC. AND SUBSIDIARIES

For the years ended September 30, 2002, 2001 and 2000	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total Stockholders’ Equity
Balance at October 1, 1999	$592,884	$16,181,730	$90,359,585	$107,134,199
Shares issued through exercise of stock options	3,902	639,243		643,145
Tax benefits derived from exercise of stock options		179,058		179,058
Shares issued through employee stock purchase plan	425	86,578		87,003
Dividends paid ($0.155 per share)			(592,948)	(592,948)
Net loss			(11,054,410)	(11,054,410)

Balance at September 30, 2000	597,211	17,086,609	78,712,227	96,396,047
Shares issued through exercise of stock options	2,358	260,472		262,830
Tax benefits derived from exercise of stock options		142,983		142,983
Shares issued through employee stock purchase plan	2,201	246,391		248,592
Net loss			(28,875,680)	(28,875,680)

Balance at September 30, 2001	601,770	17,736,455	49,836,547	68,174,772
Shares issued through exercise of stock options	364	16,562		16,926
Shares issued through employee stock purchase plan	2,197	62,624		64,821
Net loss			(3,835,065)	(3,835,065)

Balance at September 30, 2002	$604,331	$17,815,641	$46,001,482	$64,421,454

The accompanying notes are an integral part of these statements. 22

CONSOLIDATED STATEMENTS OF CASH FLOWS INNOVEX, INC. AND SUBSIDIARIES

	For the years ended September 30,

	2002	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	($ 3,835,065)	($28,875,680)	($11,054,410)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	13,359,337	13,155,347	11,617,362
Restructuring charges	950,000	20,372,939	13,601,157
Other non-cash items	(123,983)	288,462	(833,546)
Changes in operating assets and liabilities, net of
business acquisition:
Accounts receivable	2,542,203	4,519,232	4,482,715
Inventories	4,496,595	6,152,929	(6,008,555)
Deferred income taxes	9,036,801	(1,609,744)	2,078,647
Income taxes	685,842	2,166,609	(2,775,188)
Other current assets	(1,281,147)	870,023	(2,007,031)
Accounts payable	(3,363,845)	(8,433,257)	(232,375)
Other current and long-term liabilities	(6,600,678)	(7,194,652)	(8,102,443)

Net cash provided by operating activities	15,866,060	1,412,208	766,333
Cash Flows From Investing Activities:
Capital expenditures	(3,535,356)	(11,743,419)	(23,887,714)
Business acquisition	—	(256,000)	(3,750,000)
Proceeds from sale of assets	2,451,499	192,460	713,549
Sales and maturities of held-to-maturity securities	—	—	19,305,000
Other	—	(3,548)	(75,886)

Net cash used in investing activities	(1,083,857)	(11,810,507)	(7,695,051)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(10,167,262)	(7,651,057)	(889,342)
Net (payments) proceeds on line of credit	(4,597,648)	2,200,000	536,069
Issuance of long-term debt	466,824	15,319,737	2,407,789
Proceeds from exercise of stock options	16,926	405,813	822,203
Proceeds from employee stock purchase plan	64,821	248,592	87,003
Dividends paid	—	—	(592,948)

Net cash provided by (used in) financing activities	(14,216,339)	10,523,085	2,370,774

Increase (decrease) in cash and equivalents	565,864	124,786	(4,557,944)
Cash and equivalents at beginning of year	1,798,272	1,673,486	6,231,430

Cash and equivalents at end of year	$2,364,136	$1,798,272	$1,673,486

Supplemental Disclosures:

Cash paid for interest was approximately $2,834,000; $3,508,000; and $2,743,000 in 2002, 2001 and 2000.

Income tax payments were approximately $29,000; $86,000; and $0 in 2002, 2001 and 2000.

Tax benefits derived from exercise of stock options totaling approximately $0, $143,000 and $179,000 in 2002, 2001 and 2000 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES

September 30, 2002, 2001 and 2000

Note A. — Summary of Significant Accounting Policies

        Innovex Inc. and Subsidiaries (the “Company”) is a diversified manufacturer of electrical components for the computer, data storage, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company’s revenues, operating profits and assets relate to one operating unit involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Litchfield and Maple Plain, Minnesota and Lamphun and Korat, Thailand.

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

        The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal years ended September 30, 2002, 2001 and 2000 all include fifty-two weeks of operations.

        Foreign Currency Translation — The Company uses the United States dollar as its functional currency for its subsidiary in Thailand. Re-measurement gains and losses, resulting from the process of re-measuring the financial statements of these foreign subsidiaries into U.S. Dollars, are included in operations. Net foreign currency remeasurement and foreign exchange instrument gains (losses) of $71,000, ($457,000) and ($142,000) were included in other income (expense) in the fiscal years ended September 30, 2002, 2001 and 2000.

        Foreign Exchange Instruments — The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the Company to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at the inception of the contracts. The contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in other income (expense). The Company does not enter into forward contracts for trading purposes.

        Cash Equivalents — The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2002 and 2001. Approximately $1.7 million and $1.0 million were on deposit in foreign financial institutions at September 30, 2002 and 2001.

        Accounts Receivable — The Company grants credit to customers in the normal course of business and generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses.

        Inventories — Inventories which are composed of raw materials, work-in-progress and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

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

        Goodwill — Prior to October 1, 2001, goodwill was amortized on the straight-line basis over 10 years. On October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. As a result, the Company discontinued the amortization of goodwill and any other intangible assets determined to have indefinite useful lives. For the twelve month period ended September 30, 2001, the Company would have reported adjusted net loss and diluted net loss per share of $28,509,000 and $1.90 respectively, had it discontinued amortization of intangibles at October 1, 2000. Adjusted net loss and diluted net loss per share excludes, from previously reported financial information, goodwill amortization of $366,000, net of tax, for the twelve month period ended September 30, 2001. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Fair values of Financial Instruments — Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

        Net Income (Loss) Per Share — The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 1,312,812, 1,226,222 and 631,543 shares of common stock with weighted average exercise purchase prices of $11.19, $12.34 and $15.20 were outstanding during 2002, 2001 and 2000, but were excluded from the computation of common share equivalents because they were antidilutive.

        Revenue Recognition — Sales are recorded at the time of shipment and provision for anticipated returns, net of exchanges, is recorded based on historical experience.

        Use of Estimates — Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

        Income Taxes — The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

        Stock Based Compensation — The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. Pro forma information related to the fair value based method of accounting is contained in Note D.

        New Pronouncements — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company on October 1, 2002 and is not expected to have a material impact.

        In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 clarifies the accounting for costs associated with exit or disposal activities. This statement is effective for the Company beginning in January 2003 and is not expected to have a material impact.

Note B. — Inventories

        Inventories are comprised of the following at September 30:

	2002	2001
Raw materials and purchased parts	$3,938,671	$6,155,408
Work-in-process and finished goods	5,346,929	7,626,787

	$9,285,600	$13,782,195

25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C. — Line of Credit and Long-Term Debt

        On April 23, 2001 the Company entered into a 1.2 billion Thailand baht (approximately $28 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht term loan, a 530 million baht packing credit facility, a 70 million baht short term working capital facility, and a 10 million baht overdraft facility. On March 1, 2002 the Company entered into a supplemental agreement with Bank of Ayudhya and The Industrial Finance Corporation, increasing the packing credit facility to 830 million baht (approximately $19 million). Under the terms of the credit facility, any outstanding balance on the term loan bears interest at 7.00% annually until April 23, 2003, at which time the outstanding balance will bear interest at the Thailand MLR rate, 7.00% at September 30, 2002. The term loan is serviced by quarterly payments commencing September 28, 2001 and continuing through December 30, 2005. Payments will be 22 million baht per quarter for the first year, 27 million baht per quarter for the second year, 35 million baht per quarter for the third year, 40 million baht per quarter for the fourth year, and 47 million baht for the remaining two quarterly payments. The packing credit, working capital and overdraft facilities bear interest at the Thailand MOR market rate, 7.25% at September 30, 2002. The Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand. The Company is required to maintain certain financial ratios and meet certain net worth levels. A requirement to increase registered capital was replaced by additional financial ratios. At September 30, 2002, 502 million baht or $11.6 million was outstanding under the term loan, 317 million baht or $7.3 million was outstanding under the packing credit facility and there were no outstanding balances under the working capital and overdraft facilities. The interest rate for the term loan was 7.00% and the interest rate for the packing credit facility was 5.00% at September 30, 2002. At September 30, 2001, 568 million baht or $12.8 million was outstanding under the term loan, 422 million baht or $9.5 million was outstanding under the packing credit facility and there were no outstanding balances under the working capital and overdraft facilities.

        On September 15, 1999 the Company entered into a credit facility to pay off all outstanding balances existing at the time of the ADFlex acquisition as required by the ADFlex merger agreement. As amended, the credit facility consists of a $25.0 million, five-year term loan with equal principal payments of $1,562,500 due each quarter currently and continuing through April 1, 2004. Under the terms of the amended credit facility, the term facility bears interest at the prime interest rate plus 3.0%. The credit facility is collateralized by all U.S. based accounts receivable, inventory, equipment, real property and general intangibles of the Company. The Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests that were waived at September 30, 2002. At September 30, 2002, $10.9 million was outstanding under the term loan. At September 30, 2001, $18.75 million was outstanding under the term loan and $2.4 million was outstanding under a revolving line of credit. The interest rate for the term loan was 6.75% at September 30, 2002 and 5.88% at September 30, 2001.

        Other long-term debt consists of capitalized equipment leases. Assets under capital lease as of September 30, 2002 had an acquisition cost of $6.4 million and a net book value of $4.4 million. Interest rates on these leases range from 7.5% to 9.1%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2003 — $10,798; 2004 — $9,232; 2005 — $4,929; 2006 — $1,186; 2007 — $25. The recorded value of long-term debt approximates fair market value.

Note D. — Stockholders’ Equity

        Stock Option Plans — The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 2002, the Company had 613,518 shares of common stock available for issue under the plans.

        Restricted Stock Plan — The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At September 30, 2002, the Company had 113,850 shares of common stock available for issue under the plan.

        Transactions under the plans during each of the three years in the period ending September 30, 2002 are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at October 1, 1999	1,138,414	$12.23
Granted	546,750	8.33
Forfeited	(196,570)	10.86
Exercised	(97,646)	6.38

Balance at September 30, 2000	1,390,948	11.30
Granted	535,100	8.42
Forfeited	(291,550)	11.11
Exercised	(58,139)	6.63

Balance at September 30, 2001	1,576,359	10.54
Granted	521,850	2.91
Forfeited	(303,598)	9.55
Exercised	(9,100)	1.86

Balance at September 30, 2002	1,785,511	8.35

Options exercisable at September 30:

	Number Exercisable	Weighted Average Exercise Price
2000	499,908	$11.20
2001	587,849	11.81
2002	754,745	11.32

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $ 2.71	436,311	8.8 years	$1 .66	9,136	$1.38
3.35 – 4.60	240,750	8.6 years	3 .98	98,700	3.94
5.04 – 9.38	379,800	5.7 years	7 .51	207,200	7.63
10.16 – 11.53	421,050	5.1 years	11 .11	302,129	10.96
12.59 – 15.00	202,600	7.3 years	13 .11	46,980	13.23
18.87 – 31.31	105,000	4.2 years	29 .01	90,600	29.06

	1,785,511			754,745

        The Company’s 2002, 2001 and 2000 pro forma net income (loss) and diluted net income (loss) per share would have been ($4,622,503), ($29,868,000), and ($11,927,000), or ($0.32), ($2.06) and ($0.82) had the fair value method been used for valuing options granted during those years. The impact on net income (loss) may differ in future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The weighted average fair value of options granted in 2002, 2001 and 2000 was $1.46, $5.11 and $4.26. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 90%, 72% and 54%; dividend yields of 0.0%; risk-free rate of return of 4.0%, 5.2% and 6.1%; and an average term of 4.5 years for 2002, 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Employee Stock Purchase Plan — The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250,000 shares of common stock have been reserved for issuance. As of September 30, 2002, 120,594 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Note E. — Income Taxes

        The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

	2002	2001	2000

Federal statutory rate	(34.0%)	(34.0%)	(34.0%)
State income taxes	(3.3)	(0.5)	(5.6)
FSC benefit	—	—	(4.4)
Tax exempt interest	—	—	(0.8)
Foreign operating income benefit	(11.7)	—	(4.0)
Allowances	(9.0)	20.1	16.2
Adjustments to income tax provision accruals	(1.8)	—	1.6
Non-deductible intangibles	0.4	3.0	1.0
Other	—	0.7	1.0

	(59.4%)	(10.7%)	(29.0%)

Components of the (benefit) provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

	2002	2001	2000
Current:
Federal	($14,165)	($1,647)	($5,284)
State	(478)	(216)	(1,310)

	(14,643)	(1,863)	(6,594)
Deferred	9,037	(1,610)	2,079

	($ 5,606)	($3,473)	($4,515)

        During fiscal year 2002, the Company received an income tax refund for approximately $13.2 million as part of an economic relief act that was passed into law.

        Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measures in accordance with tax laws. Realization of net operating loss carryforward and other deferred tax temporary differences are contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS 109 by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, the Company recorded a valuation allowance of $18,415,000 and $19,263,000 on the deferred tax asset at September 30, 2002 and 2001. The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied. The net operating loss and tax credit carry-forwards expire at various dates through September 2022.

        The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2002	2001
Current deferred tax assets:
Inventories	$405	$158
Receivables	68	53
Compensation and benefits	266	334
Restructuring	113	1,316
NOL carryforwards	2,046	1,736
Other	250	221

	$3,148	$3,818

Long-term deferred tax assets (liabilities) — net:
Accelerated depreciation	$(4,953)	$(4,561)
Intangibles	6,171	7,021
Restructuring	126	126
Tax credit and NOL carryforwards	18,307	26,280
Allowances	(18,415)	(19,263)

	$1,236	$9,603

Note F. — Retirement and Profit-Sharing Plans

        The Company sponsors a 401K retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. An additional 401K retirement plan was also in effect for the first 13 weeks of fiscal 2000 relating to the ADFlex acquisition. This plan was sponsored for all employees of the ADFlex’s United States operation. Under this plan, the Company made contributions each year up to a maximum of 4% of an employee’s total compensation. The Company merged the ADFlex plan into the Company plan on December 31, 1999. Company contributions for both these plans were approximately $301,000, $621,000 and $547,000 for the years ended September 30, 2002, 2001 and 2000.

Note G. — Research and Development Costs

        The Company incurred research and development costs of approximately $4,786,000, $4,518,000 and $3,472,000 for the years ended September 30, 2002, 2001 and 2000.

Note H. — Foreign Operations and Significant Customers

        As part of the September 1999 ADFlex acquisition, the Company acquired an Asian operation, located in Lamphun, Thailand. The Company has continued to increase the functions performed at this location in order to take advantage of the proximity to customers and favorable labor and operating costs. In addition, the Company purchased the assets of its Thailand subcontractor, Boron Public Limited Company in October 1999. The Company had aggregate export sales of $110,751,000, $116,405,000 and $119,603,000 for the years ending September 30, 2002, 2001 and 2000, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 30, 2002 and 2001, long-lived assets of $27,683,000 and $30,330,000 were located in Thailand and $2,000 and $2,855,000 were located Mexico, respectively.

        Revenues from two customers made up a significant portion of the Company’s total net sales during the years ending September 30:

	2002	2001	2000
Customer A	64%	54%	33%
Customer B	9	8	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Accounts receivable from the above two customers are 75% and 63% of the Company’s accounts receivable at September 30, 2002 and 2001.

Note I. — Commitments and Contingencies

        The Company paid rent of $2,113,000 in fiscal 2002 under facility and equipment operating leases that expire at various dates through January 2007. As of September 30, 2002, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2003 — $1,811; 2004 — $1,273; 2005 — $1,155; 2006 — $1,153; 2007 — $288; 2008 — $0.

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

Note J. — Derivative Instruments

        The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in earnings within the caption other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At September 30, 2002, the Company had an open forward exchange contract to buy Thailand baht maturing January 3, 2003 with notional amounts totaling 550,000,000 Thailand baht (approximately $12.7 million U.S. dollars). At September 30, 2001, the Company had an open forward exchange contract to buy Thailand baht maturing October 4, 2001 with notional amounts totaling 425,000,000 Thailand baht (approximately $9.6 million U.S. dollars).

Note L. — Restructuring Charges

        Manufacturing operations restructuring — The fiscal 2001 second quarter included asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company’s September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs. During the fiscal 2002 second quarter, an additional $876,000 restructuring charge was recorded due to an increase in the estimate of the leased Chandler facility disposition costs. The restructuring is substantially complete with the exception of the costs to maintain the leased Chandler facility until its disposition. The lease terminates in June 2003 if it is not disposed prior to that time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Lead wire assembly product line disposition — In fiscal 1999, a restructuring charge was recorded primarily related to the discontinuation of the lead wire assembly product line. The disposition was substantially completed by June 30, 2000.

        The remaining restructuring accrual as of September 30, 2002 totaled $303,000. Selected information regarding the restructuring follows (in thousands):

	Lead Wire Assembly Product Line Disposition		Manufacturing Operations Restructuring — Arizona		Manufacturing Operations Restructuring — Mexico

	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at October 1, 2000	$—	$64	$—	$—	$1,412	$ 250	$1,726
Establishment of accrual	—	—	6,332	2,156	—	—	8,488
Payments	—	(64)	(2,956)	(2,515)	(1,521)	(114)	(7,170)
Change in estimate	—	—	(1,183)	1,183	495	—	495

Accrual at September 30, 2001	—	—	2,193	824	386	136	3,539
Payments	—	—	(2,737)	(853)	(475)	(121)	(4,186)
Change in estimate	—	—	769	107	89	(15)	950

Accrual at September 30, 2002	$—	$—	$225	$78	$—	$ —	$303

Note M. — Recently Passed Legislation

        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. The Company does not expect any material adverse effect as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies many of which have yet to be issued.

Quarterly Financial Data
(Unaudited)

2002	1st Quarter	2nd Quarter*	3rd Quarter	4th Quarter	Year
Net sales	$37,842,859	$34,971,762	$31,823,731	$30,089,177	$134,727,529
Gross profit	5,773,364	5,025,189	3,556,788	1,700,763	16,056,104
Net loss	(296,917)	341,993	(1,277,516)	(2,602,625)	(3,835,065)
Net loss per share:
Basic	($ 0.02)	$0.02	($ 0.08)	($ 0.17)	($ 0.25)
Diluted	($ 0.02)	$0.02	($ 0.08)	($ 0.17)	($ 0.25)

*	The second quarter includes restructuring charges of $950,000 related to the restructuring of the Company’s manufacturing operations and a $1.7 million tax benefit related to the reduction of the deferred tax allowance due to receipt of a $13 million income tax refund received as part of the economic relief act that was passed into law during the quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2001	1st Quarter	2nd Quarter**	3rd Quarter	4th Quarter	Year
Net sales	$38,576,884	$34,936,271	$36,250,675	$35,871,616	$145,635,446
Gross profit	6,026,704	3,097,789	3,057,488	4,475,479	16,657,460
Net income (loss)	(626,947)	(23,266,023)	(2,891,465)	(2,091,245)	(28,875,680)
Net income (loss) per share:
Basic	($ 0.04)	($ 1.55)	($ 0.19)	($ 0.14)	($ 1.93)
Diluted	($ 0.04)	($ 1.55)	($ 0.19)	($ 0.14)	($ 1.93)

**	The second quarter includes restructuring charges of $20,372,939 related to the restructuring of the Company’s manufacturing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable. 32

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the section entitled “Election of Directors” in the Registrant’s definitive proxy statement to be mailed to shareholders on or about December 15, 2002, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002. The information required by Item 10 is incorporated herein by reference from the proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

        Reference is made to the section entitled “Executive Compensation” and “Election of Directors” in the Registrant’s definitive proxy statement to be mailed to the Shareholders on or about December 15, 2002, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002. The information required by Item 11 is incorporated herein by reference from the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Registrant’s definitive proxy statement to be mailed to Shareholders on or about December 15, 2002, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002. The information required by Item 12 is incorporated herein by reference from the proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the section entitled “Certain Transactions” in the Registrant’s definitive proxy statement to be mailed to Shareholders on or about December 15, 2002, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002. The information required by Item 13 is incorporated herein by reference from the proxy statement.

ITEM 14. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, William P. Murnane, and Chief Financial Officer, Thomas Paulson, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial Statements	Page(s)
	The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:
	• Consolidated Balance Sheets at September 30, 2002 and 2001	20
	• Consolidated Statements of Operations for each of the three years in the period ended September 30, 2002	21
	• Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2002	22
	• Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2002	23
	• Notes to Consolidated Financial Statements	24-32

(2)	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated
Financial Statements or Notes thereto.

(3)	Exhibits

3(a)	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Registrant’s Form 10Q for the Quarter Ended December 31, 1996

3(b)	Bylaws, as amended, are incorporated by reference to Exhibit 3(b) of the Registrant’s Form S-1 Registration Statement dated June 19, 1986 (Commission File No. 33-6594)

10(a)	1983 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 4(a) of the Registrant’s Form S-8 dated June 3, 1987 (Commission File No. 33-14776)

10(b)	1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Registrant’s Form S-8 dated March 17, 1989 (Commission File No. 33-27530)

10(c)	Innovex, Inc. and Subsidiaries Employees’ Retirement Plan is incorporated by reference to Exhibit 10(i) of the Registrant’s Form 10-K for the Year Ended September 30, 1992

10(d)	1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated February 27, 2002 (Commission File No. 333-83452)

10(e)	Innovex, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated May 19, 2000 (Commission File No. 333-37380)

10(f)	Innovex, Inc. Restricted Stock Plan is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated August 23, 2001 (Commission File No. 333-68228)

10(g)	Form of Employment Agreement between certain executive officers and the Company is incorporated by reference to Exhibit 10(g) of the Registrant’s Form 10-K for the year ended September 30, 1996

10(h)	Agreement and Plan of Merger, dated July 1, 1999, by and among ADFlex Solutions, Inc. and Innovex, Inc. and Innovex Acquisition Corp. is incorporated by reference to Exhibit (c)(1) of the Registrant’s Schedule 14(d)(1) filed on July 7, 1999

10(i)	Lease dated June 28, 1993 between ADFlex Solutions, Inc. and TL Properties, Inc. and the First Amendment to Lease, dated June 1994, incorporated by reference to the ADFlex Solutions, Inc. Registration Statement on Form S-1 (SEC file No. 33-80324) or amendments thereto, filed on June 16, 1994

10(j)	Credit Agreement dated as of September 15, 1999 among Innovex, Inc. as Borrower and the Banks Named Herein, as Banks, and Norwest Bank Minnesota, N.A., as Agent is incorporated by reference to Exhibit 10(i) of the Registrant’s Form 10-K for the Year Ended September 30, 1999

10(k)	First Amendment to Credit Agreement is incorporated by reference to Exhibit 10(j) of the Registrant’s Form 10-K for the year ended September 30, 2000

10(l)	Second Amendment to Credit Agreement is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended December 31, 2000

10(m)	Third Amendment to Credit Agreement is incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarter ended March 31, 2001

10(n)	Fourth Amendment to Credit Agreement is incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarter ended June 30, 2001

10(o)	Fifth Amendment to Credit Agreement is incorporated by reference to Exhibit 10(o) of the Registrant’s Form 10-K for the year ended September 30, 2001

10(p)	Sixth Amendment to Credit Agreement is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended December 31, 2001

10(q)	Seventh Amendment to Credit Agreement is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended March 31, 2002

10(r)	Eighth Amendment to Credit Agreement is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002

10(s)	Ninth Amendment to Credit Agreement

10(t)	Credit Facilities Agreement between Innovex (Thailand) Limited as the Borrower and The Industrial Finance Corporation of Thailand and Bank of Ayudhya Public Company Limited as the Creditor is incorporated by reference to Exhibit 10(b) of the Registrant’s Form 10-Q for the quarter ended March 31, 2001

10(u)	Option Agreement between Innovex, Inc. and Concorde PAPE II

21	Subsidiaries of Registrant

23	Consent of Grant Thornton LLP

99.1	Certificate pursuant to 18 U.S.C. § 1350

(b) REPORTS ON FORM 8-K

None.

(c) EXHIBITS

Reference is made to Item 14 (a) 3

(d) SCHEDULES

Reference is made to Item 14 (a) 2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVEX, INC. By /s/ WILLIAM P. MURNANE William P. Murnane President and Chief Executive Officer
Date December 10, 2002	By /s/ THOMAS PAULSON Thomas Paulson Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of December, 2002.

/s/ WILLIAM P. MURNANE William P. Murnane	President, Chief Executive Officer and Director (principal executive officer)

/s/ THOMAS PAULSON Thomas Paulson	Chief Financial Officer (principal financial officer)

/s/ THOMAS W. HALEY Thomas W. Haley	Chairman and Director

/s/ ELICK EUGENE HAWK Elick Eugene Hawk	Director

/s/ RAJ K. NOOYI Raj K. Nooyi	Director

/s/ MICHAEL C. SLAGLE Michael C. Slagle	Director

I, William P. Murnane, certify that:

1.	I have reviewed this annual report on Form 10-K of Innovex, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002	/s/ William P. Murnane President and Chief Executive Officer

I, Thomas Paulson, certify that:

1.	I have reviewed this annual report on Form 10-K of Innovex, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002	/s/ Thomas Paulson Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

INNOVEX, INC.

FOR

FISCAL YEAR ENDED SEPTEMBER 30, 2002

EXHIBITS