Form 10-Q
period 2002-12-31
INNOVEX INC
filed 2003-02-13
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

|x| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended December 31, 2002.

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

Yes |X|	No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|	No |X|

As of January 23, 2003, 15,155,986 shares of the registrant’s common stock, $.04 par value per share, were outstanding. Exhibit Index, page 10

PART 1: ITEM 1	FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and equivalents	$ 3,133,557	$ 2,364,136
Accounts receivable, net	17,900,433	16,773,103
Inventories	8,589,742	9,285,600
Deferred income taxes - current	4,929,007	3,147,691
Other current assets	3,327,275	3,111,291

Total current assets	37,880,014	34,681,821

Property, plant and equipment, net of accumulated depreciation
of $42,346,000 and $39,316,000	72,152,917	73,691,694
Goodwill	3,000,971	3,000,971
Deferred income taxes - long-term	1,236,038	1,236,038
Other assets	2,318,907	2,317,340

	$116,588,847	$114,927,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$ 9,582,096	$ 10,798,096
Line of credit	10,503,970	7,302,352
Accounts payable	15,532,583	13,075,040
Accrued compensation	2,043,243	1,653,223
Other accrued liabilities	3,222,303	2,305,858

Total current liabilities	40,884,195	35,134,569

Long-term debt, less current maturities	13,490,574	15,371,841

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
15,152,925 and 15,108,283 shares issued and outstanding	606,117	604,331
Capital in excess of par value	17,902,924	17,815,641
Retained earnings	43,705,037	46,001,482

Total stockholders’ equity	62,214,078	64,421,454

	$ 116,588,847	$ 114,927,864

See accompanying notes to condensed consolidated financial statements. Page 2 of 20

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)

	December 31, 2002	September 30, 2002

Net sales	$34,525,238	$37,842,859
Costs and expenses:
Cost of sales	31,030,160	32,069,495
Selling, general and administrative	4,622,749	4,228,609
Engineering	1,535,791	1,393,783
Restructuring charges	750,000	—
Net interest (income) expense	567,835	769,746
Net other (income) expense	91,702	(200,587)

Income (loss) before taxes	(4,072,999)	(418,187)
Income taxes	(1,776,554)	(121,270)

Net income (loss)	$(2,296,445)	$(296,917)

Net income (loss) per share:
Basic	($ 0.15)	($ 0.02)

Diluted	($ 0.15)	($ 0.02)

Weighted average shares outstanding:
Basic	15,158,740	15,051,849

Diluted	15,158,740	15,051,849

See accompanying notes to condensed consolidated financial statements. Page 3 of 20

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,296,445)	$(296,917)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,077,084	3,375,000
Restructuring charges	750,000	—
Other non-cash items	(1,773,631)	(154,116)
Changes in operating assets and liabilities:
Accounts receivable	(1,127,330)	1,946,942
Inventories	695,858	(1,033,072)
Other current assets	(215,984)	181,712
Accounts payable	2,457,543	430,377
Other liabilities	556,465	(3,186,617)
Income taxes payable	—	(100,335)

Net cash provided by (used in) operating activities	2,123,560	1,162,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,551,559)	(791,943)
Other	4,000	1,619

Net cash provided by (used in) investing activities	(1,547,559)	(790,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,097,267)	(2,292,389)
Net activity on line of credit	3,201,618	2,526,568
Proceeds from exercise of stock options	89,069	16,926

Net cash provided by (used in) financing activities	193,420	251,105

Increase (decrease) in cash and equivalents	769,421	623,755

Cash and equivalents at beginning of period	2,364,136	1,798,272

Cash and equivalents at end of period	$3,133,557	$2,422,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $661,000 and $911,000 in fiscal 2003 and 2002.

Income tax payments were $6,000 and $24,000 in fiscal 2003 and 2002.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the “Company”) after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES
Manufacturing operations restructuring-

The fiscal 2001 second quarter included asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota locations. The charges were recorded pursuant to a plan announced in January 2001. The charge included approximately $6,380,000 related to asset impairment of property and equipment and $3,374,000 for the impairment of the remaining unamortized balance of the goodwill recorded at the time of the Company’s September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1,636,000 of inventory written off related to discontinued product lines and accrued liabilities of $2,156,000 for employee severance and benefits and $6,332,000 for facility abandonment costs. During the fiscal 2002 second quarter and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs. As of December 31, 2002, the restructuring is substantially complete with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

The remaining restructuring accrual as of December 31, 2002 totaled $812,000. Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring - Arizona
	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at October 1, 2002	$225	$78	$303
Change in estimate	750	—	750
Payments	(241)	—	(241)

Accrual at December 31, 2003	$734	$78	$812

NOTE 3 – EARNINGS PER SHARE

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,357,850 shares of common stock with a weighted average exercise price of $10.42 were outstanding during the three month period ending December 31, 2002, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,470,673 shares of common stock with a weighted average exercise price of $10.89 were outstanding during the three month period ending December 31, 2001, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31, 2002	September 30, 2002
Raw materials and purchased parts	$3,976	$3,939
Work-in-process and finished goods	4,614	5,347

	$8,590	$9,286

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in earnings within the caption other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At December 31, 2002, the Company had open forward exchange contracts to buy Thailand baht maturing January 3, 2003 with notional amounts of 700,000,000 and an open forward exchange contract to buy Thailand baht maturing July 3, 2003 with a notional amount of 100,000,000. The total open contracts for 800,000,000 baht equates to approximately $18.5 million U.S. dollars.

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

CRITICAL ACCOUNTING POLICIES

This report on Form 10Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2002 for a full discussion of the our accounting policies.

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

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales from operations totaled $34,525,000 for the quarter, down 9% from $37,843,000 reported in the same quarter of fiscal 2002. The decrease in net sales for the first quarter of fiscal 2003 as compared to the same quarter of fiscal 2002 was due to lower revenue generated by the disk drive, consumer optical storage and computer applications as a result of economic conditions. Revenue from the disk drive industry generated 73% of the Company’s revenue for the quarter as compared to 77% for fiscal 2002 first quarter, revenue from consumer applications was 8% versus 11% from the prior year, integrated circuit packaging application revenue was 8% versus 2%, network system application revenue was unchanged at 7% and revenue from other industry applications was 4% versus 3% from the prior year.

Fiscal 2003 first quarter net sales increased 15% as compared to the fourth quarter of fiscal 2002 as a result of the introduction of a mobile phone liquid crystal display (LCD) application and increases in revenue generated by Flex Suspension Assembly (FSA), integrated circuit packaging and tape storage applications. Revenue is expected to show a slight increase in the second quarter of fiscal 2003 as new LCD and FSA programs continue to ramp up.

GROSS MARGINS

The Company’s gross profit as a percent of sales for the quarter decreased to 10.1% from the 15.3% reported for the fiscal 2002 first quarter. The decrease was due to lower sales volumes reducing fixed cost leverage and increased costs related to new program introductions. The Company anticipates that gross margins in the last half of fiscal 2003 will improve as the new program introductions reach higher production volumes and revenue levels increase.

OPERATING EXPENSES

Operating expenses were 17.8% of sales for the current quarter, as compared to 14.9% in the prior year’s first quarter. The increase in operating expenses as a percent of sales for the current year is primarily due to severance costs of $400,000 included in the fiscal 2003 first quarter resulting from efforts to increase operational efficiency by consolidating from four to three marketing groups. Operating expenses for the remainder of fiscal 2003 are expected to decrease as a percent of sales due to these cost reductions and anticipated increased revenue in the last half of the year.

RESTRUCTURING CHARGES

The fiscal 2001 second quarter included asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring was primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota locations. The charges included $6,332,000 for Chandler facility abandonment costs. During the fiscal 2002 second quarter and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs. As of December 31, 2002, the restructuring is substantially complete with the exception of the costs accrued to maintain the leased Chandler facility through the June 2003 lease termination.

OPERATING PROFIT (LOSS)

The consolidated operating loss of $3,413,000 in the current quarter was down from an operating profit of $151,000 in the prior year first quarter. The decrease is primarily due to lower revenue and related gross margin for the quarter as compared to the prior year and the restructuring and severance charges included in the fiscal 2003 first quarter.

INCOME TAXES

Income tax benefit for the fiscal 2003 first quarter was $1,777,000 as compared to $121,000 for the same quarter in fiscal 2002. The increase is due to the higher operating loss in the first quarter of fiscal 2003 generating a higher tax benefit as compared to the prior year first quarter.

NET LOSS

Net loss for the fiscal 2003 first quarter was $(2,296,000) as compared to $(297,000) for the prior year first quarter. Basic and diluted net loss per share were ($0.15) as compared to ($0.02) for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased to $3.1 million at December 31, 2002 from $2.4 million at September 30, 2002.

Accounts receivable at December 31, 2002 increased by $1.1 from September 30, 2002 due to the higher level of revenue in the current quarter as compared to at the quarter ended September 30, 2002. Inventories at December 31, 2002 decreased by $700,000 from September 30, 2002 due to a focused effort to reduce inventory levels. Other current assets increased by $2.0 million from September 30, 2002 primarily due to the tax benefit recorded for the current quarter.

Accounts payable at December 31, 2002 increased by $2.5 million primarily due to higher level of revenue in the current quarter as compared to the quarter ended September 30, 2002 and the increased level of capital expenditures. Other liabilities at December 31, 2002 increased by $556,000 primarily due to additional severance and restructuring accruals recorded during the current quarter.

Working capital totaled ($3.0) million and ($0.5) million at December 31, 2002 and September 30, 2002.

Since September 30, 2002, the Company has invested $1.6 million in capital expenditures primarily for test equipment and capacity increases in selected areas. Capital expenditures of approximately $6 million are expected during the remainder of fiscal 2003. These expenditures will include technological upgrades and capacity increases in specific areas.

In April 2001 the Company entered into a 1.2 billion Thailand baht (approximately $27 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short term working capital facility and a 10 million baht overdraft facility. The Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand. In June 2002, the Company completed a 300 million Thailand baht (approximately $6.8 million) expansion of its Thailand credit facilities also secured by certain receivables and inventory held by the Company. As of December 31, 2002, the Company had $11 million of borrowing capacity available under the existing credit facilities. The Company is in compliance with covenants under its U.S. and Thailand based financing agreements as of December 31, 2002.

Long-term debt, including current maturities, decreased by $3.1million. The decrease is primarily the result of a $1.6 million payment made on the existing Wells Fargo facility with the remainder being scheduled principal payments made on the Thailand credit facilities and other long term lease financing. The ratio of long-term debt, net of current maturities, to stockholders’ equity was .22 at December 31, 2002 compared to .24 at the end of fiscal 2002.

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

NEW PRONOUNCEMENTS

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three-month period ended December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II – OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

10.1	Officer Termination Agreement

10.2	Officer Termination Agreement

99.1	Certification pursuant to 18 U.S.C. §1350.

b)	Reports on Form 8-K

None.

Page 10 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC. Registrant

Date: February 14, 2003	By /s/ William P. Murnane ———————————————
William P. Murnane President and Chief Executive Officer

By /s/ Thomas Paulson ———————————————
Thomas Paulson Chief Financial Officer

Page 11 of 20

CERTIFICATIONS

I, William P. Murnane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Innovex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ William P. Murnane ———————————————
William P. Murnane President and Chief Executive Officer

Page 12 of 20

I, Thomas Paulson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Innovex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Thomas Paulson ———————————————
Thomas Paulson Chief Financial Officer

Page 13 of 20