Form 10-Q
period 2003-03-31
INNOVEX INC
filed 2003-05-14
CIK 50601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 2003.

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes |_| No |X|

As of April 14, 2003, 15,205,111 shares of the registrant's common stock, $.04 par value per share, were outstanding.

Exhibit Index, page 10

PART 1: ITEM 1               FINANCIAL INFORMATION

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                       March 31,       September 30,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                             $  3,529,035      $  2,364,136
    Accounts receivable, net                                           20,983,241        16,773,103
    Inventories                                                         9,201,841         9,285,600
    Deferred income taxes - current                                     5,775,552         3,147,691
    Other current assets                                                1,656,477         3,111,291
                                                                     ------------      ------------
          Total current assets                                         41,146,146        34,681,821

Property, plant and equipment, net of accumulated depreciation
    of $45,307,000 and $39,316,000                                     69,889,282        73,691,694
Goodwill                                                                3,000,971         3,000,971
Deferred income taxes - long-term                                       1,917,445         1,236,038
Other assets                                                            2,429,093         2,317,340
                                                                     ------------      ------------
                                                                     $118,382,937      $114,927,864
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                             $  9,751,449      $ 10,798,096
    Line of credit                                                     15,818,520         7,302,352
    Accounts payable                                                   16,378,087        13,075,040
    Accrued compensation                                                1,833,699         1,653,223
    Other accrued liabilities                                           2,208,235         2,305,858
                                                                     ------------      ------------
        Total current liabilities                                      45,989,990        35,134,569

Long-term debt, less current maturities                                11,523,907        15,371,841

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        15,163,475 and 15,108,283 shares issued and outstanding           606,539           604,331
    Capital in excess of par value                                     17,924,337        17,815,641
    Retained earnings                                                  42,338,164        46,001,482
                                                                     ------------      ------------
         Total stockholders' equity                                    60,869,040        64,421,454
                                                                     ------------      ------------
                                                                     $118,382,937      $114,927,864
                                                                     ============      ============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                  Three Months Ended March 31,
                                                    2003                2002
                                                ------------       ------------

Net sales                                        $37,055,736        $34,971,762
Costs and expenses:
    Cost of sales                                 32,822,890         29,946,573
    Selling, general and administrative            4,742,491          3,983,798
    Engineering                                    1,641,980          1,228,546
    Restructuring charges                                 --            950,000
    Net interest (income) expense                    554,063            748,726
    Net other (income) expense                       (89,411)           (11,337)
                                                ------------       ------------
Income (loss) before taxes                        (2,616,277)        (1,874,544)
Income taxes                                      (1,249,404)        (2,216,537)
                                                ------------       ------------
Net income (loss)                                $(1,366,873)          $341,993
                                                ============       ============

Net income (loss) per share:
    Basic                                             ($0.09)             $0.02
                                                ============       ============
    Diluted                                           ($0.09)             $0.02
                                                ============       ============

Weighted average shares outstanding:
    Basic                                         15,169,585         15,053,349
                                                ============       ============
    Diluted                                       15,169,585         15,339,656
                                                ============       ============

                                                   Six months Ended March 31,
                                                    2003                2002
                                                ------------       ------------

Net sales                                        $71,580,974        $72,814,621
Costs and expenses:
    Cost of sales                                 63,853,050         62,016,068
    Selling, general and administrative            9,365,240          8,212,407
    Engineering                                    3,177,771          2,622,329
    Restructuring charges                            750,000            950,000
    Net interest (income) expense                  1,121,898          1,518,472
    Net other (income) expense                         2,291           (211,924)
                                                ------------       ------------
Income (loss) before taxes                        (6,689,276)        (2,292,731)
Income tax benefit                                (3,025,958)        (2,337,807)
                                                ------------       ------------
Net income (loss)                                $(3,663,318)           $45,076
                                                ============       ============

Net income (loss) per share:
    Basic                                             ($0.24)             $0.00
                                                ============       ============
    Diluted                                           ($0.24)             $0.00
                                                ============       ============

Weighted average shares outstanding:
    Basic                                         15,164,162         15,052,599
                                                ============       ============
    Diluted                                       15,164,162         15,281,458
                                                ============       ============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                              Six Months Ended March 31,
                                                                2003              2002
                                                            -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(3,663,318)      $     45,076
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                             6,066,967          6,770,660
    Restructuring charges                                       750,000            950,000
    Other non-cash items                                     (3,403,420)          (102,429)
Changes in operating assets and liabilities:
        Accounts receivable                                  (4,210,138)          (454,353)
        Inventories                                              83,759          2,449,516
        Other current assets                                  1,454,814         11,454,462
        Accounts payable                                      3,303,047         (2,219,817)
        Other liabilities                                      (667,147)        (6,533,268)
                                                            -----------       ------------
Net cash provided by (used in) operating activities            (285,436)        12,359,847

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (2,286,156)        (1,499,124)
    Other                                                         4,000          2,451 099
                                                            -----------       ------------
Net cash provided by (used in) investing activities          (2,282,156)           951,975

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                     (4,894,582)        (4,478,321)
    Issuance of long-term debt                                       --            414,492
    Net activity on line of credit                            8,516,169          4,199,817
    Proceeds from exercise of stock options                     110,904             81,747
                                                            -----------       ------------
Net cash provided by (used in) financing activities           3,732,491            217,735

Increase (decrease) in cash and equivalents                   1,164,899         13,529,557

Cash and equivalents at beginning of period                   2,364,136          1,798,272
                                                            -----------       ------------

Cash and equivalents at end of period                       $ 3,529,035       $ 15,327,829
                                                            ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest was $1,153,000 and $1,635,000 in fiscal 2003 and 2002.

Income tax payments were $6,000 and $24,000 in fiscal 2003 and 2002.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 - FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 - RESTRUCTURING CHARGES

Manufacturing operations restructuring-

The fiscal 2001 second quarter included asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company's manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company's Chandler, Arizona facility to the Company's Minnesota locations. During the fiscal 2002 second quarter and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs. As of March 31, 2003, the restructuring is substantially complete. During the second quarter of fiscal 2003, payments of approximately $633,000 were made to buy out the remainder of the Chandler facility lease through its June 2003 termination.

The remaining restructuring accrual for cash items as of March 31, 2003 totaled $179,000. Selected information regarding the restructuring follows (in thousands):

                                           Manufacturing Operations
                                           Restructuring - Arizona
                                           ----------------------------
                                           Facility         Employee
                                           Abandonment      Termination
                                           Charges          Benefits      Total
                                           ------------------------------------
Accrual at October 1, 2002                 $ 225            $78           $ 303
  Change in estimate                         750             --             750
  Payments                                  (874)            --            (874)
                                           ------------------------------------
Accrual at March 31, 2003                  $ 101            $78           $ 179
                                           ====================================

NOTE 3 - EARNINGS PER SHARE

The Company's basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,070,800 and 1,214,325 shares of common stock with weighted average exercise prices of $12.10 and $11.17 were outstanding during the three and six month periods ending March 31, 2003, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,287,523 and 1,379,098 shares of common stock with weighted average exercise prices of $11.68 and $11.25 were outstanding during the three and six month periods ending March 31, 2002, but were excluded from the computation of common share equivalents because they were not dilutive.

The Company's fiscal 2003 second quarter and first six months pro forma net loss would have been ($1,545,000) and ($4,020,000) or ($0.10) and ($0.27) diluted net loss per share had the fair value method been used for valuing options granted. The Company's fiscal 2002 second quarter net income and first six months pro forma net loss would have been $145,000 and ($349,000) or $0.01diluted net income per share and ($0.02) diluted net loss per share had the fair value method been used for valuing options granted. The weighted average fair value of options granted in 2003 and 2002 was $1.47 and $1.46. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 75% and 90%; dividends yields of 0.0%; risk-free rate of return of 2.6% and 4.0%; and an average term of 4.5 years for 2003 and 2002. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 4 - INVENTORIES

Inventories are comprised of the following (in thousands):

                                                       March 31,   September 30,
                                                         2003          2002
                                                       -------------------------
Raw materials and purchased parts                       $3,575        $3,939
Work-in-process and finished goods                       5,627         5,347
                                                       -------------------------
                                                        $9,202        $9,286
                                                       =========================

NOTE 5 - DERIVATIVE INSTRUMENTS

The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in earnings within the caption other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At March 31, 2003, the Company had open forward exchange contracts to buy Thailand baht maturing July 3, 2003 with notional amounts of 880,000,000. The total open contracts for 880,000,000 baht equates to approximately $20.5 million U.S. dollars.

NOTE 6 - REVENUE RECOGNITION

Innovex makes electronic components (flexible circuits) based on customer specifications. The Company's revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. The Company has an implied warranty that the products meet the customer's specification. Credits are only issued for customer returns. In recognizing revenue in any period, the company applies the provisions of SEC Staff Accounting Bulletin 101, "Revenue Recognition." Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

For all sales, a binding purchase order is used as evidence of an arrangement. The Company also stores inventory in warehouses (JIT hubs - third party owned warehouses) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods.

PART I: ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Innovex is a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. The Company offers a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. The Company targets high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by the Company include notebook computers, LCD displays for portable communication devices, data storage devices such as hard disk drives ("HDDs"), tape drives and arrays, high-end consumer electronics products such as digital video disk(DVD) players and printers. The Company's principal customers include 3M, Alps, Compaq, Dell, Hewlett Packard, IBM, Littelfuse, Maxtor, Medtronic, Nokia, Philips,

Quantum, ReadRite, SAE Magnetics, Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

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

Prior to 1999, the Company's primary products were small lead wire assemblies for computer disk drives. The disk drive industry has transitioned away from lead wire assembly interconnects to integrated interconnects such as the Company's Head Interconnect Flex ("HIF") and Flex suspension assembly ("FSA") products. This transition has had a significant impact on the Company's operations since 1998 as it has had to manage the rapid increase in its flexible circuit business while controlling the rapid drop in its lead wire assembly operations. Lead wire assembly sales constituted none of fiscal 2002 and 2001 consolidated revenues and less than 1% of fiscal 2000 revenues after comprising over 72% of fiscal 1998 revenues.

While the trend toward miniaturization and portability increases product complexity, electronic OEMs face escalating time to market, cost and global sourcing requirements. In response, the Company has established manufacturing facilities in Thailand that have lower cost structures and closer proximity to the Company's OEM customer base. The Company believes it is a preferred supplier for the majority of its customers' high-end, high-volume flexible circuit interconnect requirements.

Innovex, Inc. was incorporated under the laws of the State of Minnesota in 1972. Its principal executive offices are located at 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359-9003 and its telephone number is (763) 479-5300. Products are developed and manufactured through the Company's wholly owned subsidiaries, Innovex Precision Components, Inc. and Innovex (Thailand) Ltd. Innovex Precision Components, Inc. is a Minnesota corporation and Innovex (Thailand) Ltd. is a Thailand corporation.

CRITICAL ACCOUNTING POLICIES

This report on Form 10Q should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended September 30, 2002 for a full discussion of our accounting policies.

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

Goodwill:

The Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets effective October 1, 2001 and as a result discontinued the amortization of goodwill and any other intangible assets determined to have indefinite lives. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is set up where the realization of any deferred taxes becomes less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales from operations totaled $37,056,000 for the quarter, up 6% from $34,972,000 reported in the same quarter of fiscal 2002. The increase in net sales for the second quarter of fiscal 2003 as compared to the same quarter of fiscal 2002 was due to higher revenue generated by disk drive and liquid crystal display (LCD) applications. The increased disk drive revenue was related to the Company's improved FSA market share resulting from the disk drive industry's transition to the 80 GB per platter technology platform. The LCD revenue improvement was related to the continued ramp-up of the new LCD program announced during the first quarter of fiscal 2003. Sales of $71,581,000 for the six months ended March 31, 2003 decreased 2% from the prior year period. The decrease in net sales for the first half of fiscal 2003 as compared to the same period of fiscal 2002 was due to lower revenue generated by the disk drive, consumer optical storage and computer applications as a result of economic conditions. Revenue from the disk drive industry generated 76% of the Company's revenue for the fiscal 2003 second quarter as compared to 72% for the fiscal 2002 second quarter, revenue from integrated circuit packaging applications was 7% versus 2% from the prior year quarter, consumer application revenue was 6% versus 17%, network system application revenue was unchanged at 6% and revenue from other industry applications was 5% versus 3% from the prior year quarter.

Fiscal 2003 second quarter net sales increased 7% as compared to the first quarter of fiscal 2003 as a result of the continued ramp-up of a mobile phone LCD application and increases in revenue generated by FSA applications. Revenue is expected to show a slight increase in the third quarter of fiscal 2003 as new LCD and FSA programs continue to ramp up.

GROSS MARGINS

The Company's gross profit as a percent of sales for the quarter ended March 31, 2003 decreased to 11% from the 14% reported for the fiscal 2002 second quarter. The gross profit as a percent of sales for the first six months decreased to 11%, from the 15% reported for the same period last year. As compared to the prior year, fiscal 2003 second quarter gross margins were impacted by incremental start up and tooling costs related to new product introductions and product mix changes. The company experienced a significant product transition during the second quarter, converting approximately 70% of its products to new designs. The current year's product mix also had an increased share of FSA revenue with higher material pass through content related to the suspension material used in the FSA product. The prior year's product mix included higher share of the company's HIF product, which does not include the suspension related pass through material.

The decreased fiscal 2003 first half gross margin percent as compared to the prior year period was primarily due to higher new product introduction costs, lower portion of HIF revenue within the product mix and lower revenue reducing fixed cost leverage. The Company anticipates that gross margins in the last half of fiscal 2003 will improve as the new program introductions reach higher production volumes and revenue levels increase.

OPERATING EXPENSES

Operating expenses were 17% of sales for the current quarter, as compared to 15% in the prior year's second quarter. Operating expenses for the first six months of fiscal 2003 were 17.5%, up from 14.9% from the prior year first six months. Total operating expenses for the second quarter of fiscal 2003 increased by $1.2 million from the fiscal 2002 second quarter. Operating expenses for the first six months of fiscal 2003 increased by $1.7 million from the same period in fiscal 2002. The increase in fiscal 2003 second quarter spending was primarily due to consulting and training costs related to implementation of the company wide Six Sigma program and increased new product development spending. Start up costs related to Six Sigma were approximately $300,000 during the March quarter. Six Sigma start up costs will continue through the June quarter, at which time Six Sigma start up costs are expected to end and savings generated by the program are expected to begin.

The increased operating expenses during the fiscal 2003 first six months as compared to the prior year period were Six Sigma consulting and training expenses, increased new product development spending and severance costs of $400,000 included in the fiscal 2003 first quarter resulting from efforts to increase operational efficiency by consolidating from four to three marketing groups. Operating expenses for the remainder of fiscal 2003 are expected to decrease as a percent of sales due to a reduced level of Six Sigma spending and anticipated increased revenue in the last half of the year.

RESTRUCTURING CHARGES

The fiscal 2001 second quarter included asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company's manufacturing operations. The restructuring was primarily related to moving manufacturing operations from the Company's Chandler, Arizona facility to the Company's Minnesota locations. The charges included $6,332,000 for Chandler facility abandonment costs. During the fiscal 2002 second quarter and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs. During the second quarter of fiscal 2003, payments of approximately $633,000 were made to buy out the remainder of the Chandler facility lease through its June 2003 termination. As of March 31, 2003, the restructuring is substantially complete.

OPERATING PROFIT (LOSS)

The consolidated operating loss of ($2,152,000) in the current quarter was up from the operating loss of ($1,137,000) for the prior year second quarter. Consolidated operating loss for the fiscal 2003 first six months was ($5,565,000) versus ($986,000) for the same period last year. The fiscal 2003 decrease is primarily due to lower revenue and related gross margin, higher new product introduction expenses, higher operating expenses due to Six Sigma implementation costs and increased new product development spending for the periods as compared to the prior year.

INCOME TAXES

Income tax benefit for the fiscal 2003 second quarter was $1,249,000 as compared to $2,217,000 for the same quarter in fiscal 2002. Income tax benefit for the first six months of fiscal 2003 was $3,026,000 as compared to $2,338,000 for the same period in the prior year. The fiscal 2003 tax benefit was calculated by applying an effective tax rate of 36.7% to the Company's U.S. based pretax loss. The Company has determined that it is more likely than not that the Company will be able to utilize the tax benefit in the future. During the fiscal 2002 second quarter, approximately $1.7 million of the tax benefit recorded was due to a reduction of the deferred tax allowance. The deferred tax allowance was reduced as a result of the estimated improvement in deferred tax asset recoverability in light of the receipt of a $13 million tax refund resulting from the carry-back of the fiscal 2001 net operating loss.

NET INCOME(LOSS)

Consolidated net loss for the fiscal 2003 second quarter was ($1,367,000) as compared to net income of $342,000 for the prior year. The net loss per share was ($0.09) as compared to basic and diluted net income per share of $0.02 for the prior year second quarter. Consolidated net loss for the first six months of fiscal 2003 was ($3,663,000) as compared to net income of $45,000 for the prior year. The net loss per share was ($0.24) as compared to basic and diluted net income per share of $0.00 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased to $3.5 million at March 31, 2003 from $2.4 million at September 30, 2002.

Accounts receivable at March 31, 2003 increased by $4.2 from September 30, 2002 due to the higher level of revenue in the current quarter as compared to at the quarter ended September 30, 2002. Inventories at March 31, 2003 decreased by $100,000 from September 30, 2002 due to a focused effort to reduce inventory levels. Other current assets decreased by $1.4 million from September 30, 2002 primarily due to the receipt of a tax refund related to the fiscal 2002 tax loss carryback.

Accounts payable at March 31, 2003 increased by $3.3 million primarily due to higher level of revenue in the current quarter as compared to the quarter ended September 30, 2002. Other liabilities at March 31, 2003 decreased by $667,000 from September 30, 2002 primarily due to payments made to buy out the remaining portion of the Chandler facility lease reducing the restructuring reserve.

Working capital totaled ($4.8) million and ($0.5) million at March 31, 2003 and September 30, 2002.

Since September 30, 2002, the Company has invested $2.3 million in capital expenditures primarily for test equipment and capacity increases in selected areas. Capital expenditures of approximately $4 million are expected during the remainder of fiscal 2003. These expenditures will include technological upgrades and capacity increases in specific areas.

In April 2001 the Company entered into a 1.2 billion Thailand baht (approximately $27 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short term working capital facility and a 10 million baht overdraft facility. The Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand. In June 2002, the Company completed a 300 million Thailand baht (approximately $6.8 million) expansion of its Thailand credit facilities also secured by certain receivables and inventory held by the Company. In February 2003, the Company completed a 220 million baht (approximately $5.1 million) expansion of its Thailand credit facilities. The new long term debt is secured by specified equipment held by Innovex Thailand. As of March 31, 2003, the Company had $11 million of borrowing capacity available under the existing credit facilities. The Company is in compliance with covenants under its U.S. and Thailand based financing agreements as of March 31, 2003.

Long-term debt, including current maturities, decreased by $4.9million from September 30, 2002 to March 31, 2003. The decrease is primarily the result of two regularly scheduled $1.6 million quarterly payments made on the existing Wells Fargo facility with the remainder being scheduled principal payments made on the Thailand credit facilities and other long term lease financing. The ratio of long-term debt, net of current maturities, to stockholders' equity was .19 at March 31, 2003 compared to .24 at the end of fiscal 2002.

The Company believes that with the existing U.S. and Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures for fiscal 2003. The Company is considering alternatives for generating additional working capital and long term financing and will continue to pursue financing opportunities primarily in the U.S to better leverage its assets. The Company's financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of the FSA product and cash flow from operations.

NEW PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 clarifies the accounting for costs associated with exit or disposal activities. The Company adopted this statement effective in January 2003.

Effective for the period ended March 31, 2003 the Company adopted SFAS 148, Accounting for Stock-based Compensation-Transition and Disclosure. SFAS 148 amends the disclosure and certain transition provisions of statement 123, Accounting for Stock-Based Compensation. The disclosure requirements of this pronouncement are included in the consolidated financial statements for the period ended March 31, 2003.

FORWARD LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include the timely availability and acceptance of new products including the FgSA, LCD flexible circuits and semiconductor packaging substrates, the impact of competitive products and pricing, interruptions in the operations of the Company's single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company's revenue is generated from the disk drive, integrated circuit substrates, consumer electronics and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company's operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the three-month period ended March 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, William P. Murnane, and Chief Financial Officer, Thomas Paulson, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II - OTHER INFORMATION

Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 16, 2002. There were 15,151,975 shares of common stock entitled to vote at the meeting and a total of 14,474,417 shares were represented at the meeting.

b) Six directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                               For          Withheld
                                               ---          --------
            Allen Andersen                  14,369,426       104,991
            Thomas W. Haley                 13,845,077       629,340
            Elick Eugene Hawk               14,373,803       100,614
            William P. Murnane              13,928,304       546,113
            Raj K. Nooyi                    14,375,735        98,682
            Michael C. Slagle               14,364,919       109,498

c)    Other matters voted on at the meeting:

            Proposal #2. A proposal was made to approve the selection of the Company's independent public accountants for the current fiscal year. Shares were voted as follows:

               For                     Against                 Abstain
               ---                     -------                 -------
            14,376,989                  40,745                  56,684

Accordingly, each nominee was elected as a director and the appointment of Grant Thorton LLP was approved.

ITEM 5: OTHER INFORMATION

      On November 27, 2002, the Company entered into an Option Agreement with Concorde Pape II ("Concorde"), pursuant to which Concorde granted to the Company an option to acquire shares of KRP Precision Public Company Limited ("KRP") representing 24.9% of the issued and outstanding shares of KRP. As of date of the Option Agreement, Concorde owned approximately 55.7% of the shares of KRP. The option is exercisable in the discretion of the Company at any time on or prior to December 31, 2003; however, the Company is under no obligation to exercise this option. Payment of the exercise price is due in shares of Company common stock. The number of Innovex shares to be issued to Concorde for the KRP shares in payment of the exercise price of this option will be determined by the following formula: [A x B] / C=D, where A is the number of KRP shares to be transferred equal to 24.9% of the outstanding KRP shares at the time the option is exercised; B is the KRP Share Value as defined below; C is the Innovex Share Value as defined below; and D is the number of Innovex shares to be issued. The KRP Share Value shall be determined by the following formula: X x [1-Y] = B, where X is the average daily closing price of KRP shares as reported on the Stock Exchange of Thailand for each trading day in the twelve week period ending on the exercise notice date and Y is a fraction (which shall not be greater than 1/4), the numerator of which is the revenue of KRP for that twelve week period generated directly or indirectly from a designated customer's FSA/FgSA business and the denominator of which is total revenue of KRP for that twelve week period. The Innovex Share Value shall equal the average daily closing price for Innovex shares for each trading day in the twelve week period ending on the exercise notice date. If the Company does not exercise this option by December 31, 2003, the option agreement terminates.

      If the Company exercises this first option, Concorde will grant the Company a second option to purchase the remaining shares of KRP owned by Concorde between twelve and twenty-four months from the closing of the first option. The exercise price for this second option would be payable to Concorde in cash with the value of the remaining KRP shares determined by the average daily closing price of KRP shares for each trading day in the twelve week period ending on the second call option exercise notice date. Further, in the event the Company exercises its second option, the Company may be required to make a general offer to purchase KRP shares from KRP shareholders.

      In the event the second option is not exercised, Concorde may require the Company to purchase its remaining KRP shares under certain circumstances within the next twelve month period with the purchase price payable in shares of the Company's common stock and the number of Innovex shares to be issued calculated using the same formula as for the first option.

      Michael C. Slagle -- Michael Slagle, a member of the Company's Board of Directors, passed away May 8, 2003. Mr. Slagle had served on Innovex's Board since 1972. He was retired and the former owner of Minnesota Benefit Planners, an insurance brokerage consulting firm.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      10.1 Second Supplemental Agreement dated February 28, 2003 to Credit Facilities Agreement dated April 23, 2001 among Innovex (Thailand) Limited, Bank Of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand.

      99.1  Certification pursuant to 18 U.S.C. ss.1350.

b)    Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INNOVEX, INC.
                                        Registrant

Date: May 14, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                      /s/ William P. Murnane
                                        ----------------------------------------
                                        President and
                                        Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                      /s/ Thomas Paulson
                                        ----------------------------------------
                                        Chief Financial Officer