Form 10-Q/A
period 2003-03-31
INNOVEX INC
filed 2003-07-01
CIK 50601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Amendment No. 1 on Form 10-Q/A to

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Period ended March 31, 2003.

OR

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

Commission File Number: 0-13143

INNOVEX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5540 Pioneer Creek Drive, Maple Plain, Minnesota	55359-9003
(Address of principal executive offices)	(Zip Code)

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

Yes - ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No - ☒

As of June 24, 2003, 15,240,570 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

Description of Amendment of Form 10-Q for Quarterly Period Ended March 31, 2003:

This amendment to the Innovex, Inc. Form 10-Q for the quarter ended March 31, 2003 is being filed to amend and restate the disclosure of Part II, Item 5, Other Information with respect to the Company’s Option Agreement with Concorde Pape II, it its entirety as set forth below.

PART II – OTHER INFORMATION

Item 5.  Other Information

The Parties and the Option Agreement

On November 27, 2002, the Company entered into an Option Agreement with Concorde Pape II (“Concorde”), a company formed under the laws of Mauritius, pursuant to which Concorde granted to the Company an option to acquire a number of Concorde’s shares of KR Precision Public Company Limited (“KRP”) representing 24.9% of the issued and outstanding shares of KRP.  If the Company exercises this first option, Concorde will grant the Company a second option to purchase the remaining shares of KRP owned by Concorde.

As of date of the Option Agreement, Concorde owned approximately 55.7% of the shares of KRP.  KRP common stock is traded on the Stock Exchange of Thailand under the symbol “KRP.” KRP is a Thailand based manufacturer of high volume precision stainless steel components for the hard disk drive industry.

Pursuant to the Option Agreement, the Company appointed a Concorde designee, Allen Anderson, to the Company’s Board of Directors on December 4, 2002.  Mr. Anderson is the managing director of PAMA Group (Hong Kong) Ltd., a private equity investment firm focusing in Asia and a branch of PAMA Group Inc., which is the controlling shareholder of Concorde.  Pursuant to the Option Agreement, Concorde appointed William P. Murnane, the President and Chief Executive Officer and a director of the Company, to the Board of Directors of KRP at a KRP meeting of directors held on February 21, 2003.

On October 3, 2002, the Company entered into a five-year agreement with KRP pursuant to which KRP is required to sell through the Company certain finished FSA or FgSA products sold to a particular customer.  For certain FSA or FgSA products sold to other customers, sales must be made through KRP.  Further, each party agreed to buy its requirements of certain products from the other in connection with its sales of these FSA or FgSA products.  Under the agreement, KRP will assemble and produce certain FSA or FgSA products sold by the Company and KRP using capital equipment provided by each.  In connection with KRP’s manufacturing obligations under this agreement, the Company has granted KRP a license for certain technology associated with an automated flexible circuit attach machine which produces FSA product.

The First Option

Under the Option Agreement, the initial option is exercisable in the discretion of the Company at any time on or prior to December 31, 2003.  However, the Company is under no obligation to exercise this option. Payment of the exercise price is due in shares of Company common stock.

The number of Innovex shares to be issued to Concorde for the KRP shares in payment of the exercise price of this option will be determined by the following formula:

[A x B] / C=D

•                  A is the number of KRP shares to be transferred equal to 24.9% of the outstanding KRP shares at the time the option is exercised

•                  B is the KRP Share Value.

The KRP Share Value will be determined by the following formula: X x [1-Y] = B, where X is the average of the daily closing prices of KRP shares as reported on the Stock Exchange of Thailand for the twelve-week period ending on the exercise notice date and Y is a fraction (not greater than 1/4), the numerator of which is the revenue of KRP generated directly or indirectly from a designated customer’s FSA/FgSA business for that twelve-week period and the denominator of which is total revenue of KRP for that twelve-week period.

•                  C is the Innovex Share Value as defined below.

The Innovex Share Value will equal the average of the daily closing prices for Innovex shares for the twelve-week period ending on the exercise notice date.

•                  D is the number of Innovex shares to be issued.

If the Company does not exercise this option by December 31, 2003, the option agreement terminates.  In the event the Company exercises the first option, it has agreed to register for resale the shares of common stock issuable to Concorde.  Each of Concorde and the Company have granted to the other rights of first refusal with respect to the shares acquired upon the Company’s exercise of the first option.

If the Company exercises its first option, Concorde and the Company have agreed to vote their KRP shares in favor of, among other things: (a) allowing each of the Company and Concorde to nominate and appoint two directors and one additional independent director to the KRP board; (b) jointly appointing KRP’s chief executive officer, one independent director and the chairman of the board; (c) designating KRP’s chief executive officer as a member of the board of directors of KRP; (d) appointing certain persons as members of the executive committee of the KRP board of directors.  These obligations will terminate upon certain changes in the ownership of KRP shares by the Company and Concorde.

Illustrative Calculation

The following is an illustration of the number of shares of the Company’s common stock which would have been issued upon exercise of the first option assuming the use of the factors in place as of March 31, 2003.  At that time:

•                  A, the number of KRP shares to be transferred equal to 24.9% of the outstanding KRP shares, was 88,298,612.  KRP reports that as of March 31, 2003, it had 354,612,900 shares outstanding.

•                  B, the KRP Share Value, was $0.048.  This KRP Share Value assumes that the KRP revenue from the designated customer was $-0-.

•                  C, the Innovex Share Value, was $6.017.

Thus, D, the number of Innovex shares to be issued, is calculated as follows:

[A x B] / C=D

[88,298,612 x $0.048] / $6.017 = 704,393 shares of common stock of the Company

This calculation is provided for illustrative purposes only and does not purport to represent the actual number of shares of the Company’s common stock which will be issued upon exercise of the option, when and if the Company determines to exercise the option.  If the Company exercises the first option, the number of shares of Company common stock to be issued will vary from the calculation shown above and under certain circumstances, will vary considerably.

The Second Option

If the Company exercises this first option, Concorde will grant the Company a second option to purchase the remaining shares of KRP owned by Concorde, with the second option exercisable between twelve and twenty-four months from the closing of the first option.  The exercise price for this second option is payable to Concorde in cash with the value of the remaining KRP shares determined by the average of the daily closing prices of KRP shares for the twelve-week period ending on the second call option exercise notice date.  Further, in the event the Company exercises its second option, the Company may, under the applicable laws of Thailand, be required to make a general offer to purchase KRP shares from KRP shareholders.  Concorde may, in its discretion, reject the Company’s exercise of the second option.  If the Company exercises its second option and Concorde rejects it, Concorde’s right to put these shares to us terminates.

In the event the second option is not exercised, Concorde may require the Company to purchase its remaining KRP shares under certain circumstances within the next twelve month period with the purchase price for the KRP shares payable in cash and determined based upon the average of the daily closing prices of the KRP shares for the 12-week period ending on the date Concorde exercises its right to put these shares to the Company.

Based upon the same assumptions used in the above illustrative calculation relating to the first option, the aggregate exercise price with respect to the second option for Concorde’s remaining shares of KRP would be $5,242,109, payable in cash by the Company.  If the Company were required to make a tender offer to all shareholders of KRP at the same price per KRP share as payable to Concorde upon exercise of the second option, the aggregate consideration for all KRP shares would be $7,540,977, excluding the shares held by Concorde or purchased by the Company upon exercise of its option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC.
Registrant

Date: July 1, 2003

	By	\s\ William P. Murnane
William P. Murnane
President and Chief Executive Officer

	By	\s\ Thomas Paulson
Thomas Paulson
Chief Financial Officer

CERTIFICATIONS

I, William P. Murnane, certify that:

1.                                       I have reviewed this Amendment No. 1 on Form 10-Q/A to Form 10-Q of Innovex, Inc.; and

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: July 1, 2003	/s/William P. Murnane
President and Chief Executive Officer

I, Thomas Paulson, certify that:

1.                                       I have reviewed this Amendment No. 1 on Form 10-Q/A to Form 10-Q of Innovex, Inc.; and

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: July 1, 2003	/s/Thomas Paulson
Chief Financial Officer