Form 10-Q
period 2003-06-30
INNOVEX INC
filed 2003-08-14
CIK 50601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2003

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     for the transition period from ___________________ to _________________

                         Commission File Number 0-13143

                                  Innovex, Inc.
             (Exact name of registrant as specified in its charter)

            Minnesota                                  41-1223933
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                 5540 Pioneer Creek Drive, Maple Plain, MN 55359
                    (Address of principal executive offices)

                          (763) 479-5300 (Registrant's
                     telephone number, including area code)

                    (Former name, former address and former
                    fiscal year if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of July 26, 2003, 15,272,750 shares of the registrant's common stock, $.04 par value per share, were outstanding.

                                      Index

                                                                            Page
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.                                               3-7
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                             8-14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          15
Item 4   Controls And Procedures.                                             15

PART II. OTHER INFORMATION
Item 2.  Change in Securities and Use of Proceeds.                            15
Item 6.  Exhibits and Reports on Form 8-K.                                    16

SIGNATURES                                                                    17

PART 1: ITEM 1 FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                    June 30,     September 30,
                                                                      2003           2002
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                          $  3,808,042   $  2,364,136
    Accounts receivable, net                                        20,188,698     16,773,103
    Inventories                                                      8,477,150      9,285,600
    Deferred income taxes - current                                  5,775,551      3,147,691
    Other current assets                                             2,118,193      3,111,291
                                                                  ------------   ------------
          Total current assets                                      40,367,634     34,681,821

Property, plant and equipment, net of accumulated depreciation
    of $47,311,000 and $39,316,000                                  68,041,504     73,691,694
Goodwill                                                             3,000,971      3,000,971
Deferred income taxes - long-term                                    2,424,706      1,236,038
Other assets                                                         2,654,047      2,317,340
                                                                  ------------   ------------
                                                                  $116,488,862   $114,927,864
                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                          $  8,308,414   $ 10,798,096
    Line of credit                                                  18,117,743      7,302,352
    Accounts payable                                                14,852,567     13,075,040
    Accrued compensation                                             2,289,821      1,653,223
    Other accrued liabilities                                        1,223,844      2,305,858
                                                                  ------------   ------------
        Total current liabilities                                   44,792,389     35,134,569

Long-term debt, less current maturities                             10,633,008     15,371,841

Stockholders' equity:
    Common stock, $.04 par value; 30,000,000 shares authorized,
        15,240,570 and 15,108,283 shares issued and outstanding        609,623        604,331
    Capital in excess of par value                                  18,170,739     17,815,641
    Retained earnings                                               42,283,103     46,001,482
                                                                  ------------   ------------
         Total stockholders' equity                                 61,063,465     64,421,454
                                                                  ------------   ------------
                                                                  $116,488,862   $114,927,864
                                                                  ============   ============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                  Three Months Ended June 30,
                                                                      2003           2002
                                                                      ----           ----
Net sales                                                         $ 39,943,486   $ 31,823,731
Costs and expenses:
    Cost of sales                                                   34,066,596     28,266,943
    Selling, general and administrative                              4,248,825      4,262,546
    Engineering                                                      1,623,148      1,417,260
    Net interest (income) expense                                      546,242        530,988
    Net other (income) expense                                          20,997       (134,967)
                                                                  ------------   ------------
Income (loss) before taxes                                            (562,322)    (2,518,949)
Income taxes                                                          (507,261)    (1,241,433)
                                                                  ------------   ------------
Net income (loss)                                                 $    (55,061)  $ (1,277,516)
                                                                  ============   ============

Net income (loss) per share:
    Basic                                                               ($0.00)        ($0.08)
                                                                  ============   ============
    Diluted                                                             ($0.00)        ($0.08)
                                                                  ============   ============

Weighted average shares outstanding:
    Basic                                                           15,180,629     15,108,282
                                                                  ============   ============
    Diluted                                                         15,180,629     15,108,282
                                                                  ============   ============

                                                                  Nine months Ended June 30,
                                                                      2003           2002
                                                                      ----           ----
Net sales                                                         $111,524,460   $104,638,352
Costs and expenses:
    Cost of sales                                                   97,919,646     90,283,011
    Selling, general and administrative                             13,614,065     12,474,863
    Engineering                                                      4,800,919      4,039,589
    Restructuring charges                                              750,000        950,000
    Net interest (income) expense                                    1,668,140      2,049,460
    Net other (income) expense                                          23,288       (346,891)
                                                                  ------------   ------------
Income (loss) before taxes                                          (7,251,598)    (4,811,680)
Income tax benefit                                                  (3,533,219)    (3,579,240)
                                                                  ------------   ------------
Net income (loss)                                                 $ (3,718,379)  $ (1,232,440)
                                                                  ============   ============

Net income (loss) per share:
    Basic                                                               ($0.25)        ($0.08)
                                                                  ============   ============
    Diluted                                                             ($0.25)        ($0.08)
                                                                  ============   ============

Weighted average shares outstanding:
    Basic                                                           15,169,651     15,071,160
                                                                  ============   ============
    Diluted                                                         15,169,651     15,071,160
                                                                  ============   ============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                   Nine Months Ended June 30,
                                                                      2003           2002
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (3,718,379)  $ (1,232,440)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    8,855,388     10,174,447
    Restructuring charges                                              750,000        950,000
    Other non-cash items                                            (4,136,000)       (88,245)
Changes in operating assets and liabilities:
        Accounts receivable                                         (3,415,595)       976,943
        Inventories                                                    808,450      3,889,843
        Other current assets                                           993,098      9,811,718
        Accounts payable                                             1,777,527     (4,428,093)
        Other liabilities                                           (1,195,416)    (6,617,282)
                                                                  ------------   ------------
Net cash provided by (used in) operating activities                    719,073     13,436,891

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (3,255,401)    (2,253,883)
    Other                                                               32,968      2,451,099
                                                                  ------------   ------------
Net cash provided by (used in) investing activities                 (3,222,433)       197,216

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                            (7,228,516)    (9,483,864)
    Issuance of long-term debt                                              --        454,402
    Net activity on line of credit                                  10,815,392     (3,220,466)
    Proceeds from exercise of stock options                            360,390         81,747
                                                                  ------------   ------------
Net cash provided by (used in) financing activities                  3,947,266    (12,168,181)

Increase (decrease) in cash and equivalents                          1,443,906      1,465,926

Cash and equivalents at beginning of period                          2,364,136      1,798,272
                                                                  ------------   ------------

Cash and equivalents at end of period                             $  3,808,042   $  3,264,198
                                                                  ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $1,744,000 and $2,339,000 in fiscal 2003 and 2002.

Income tax payments were $6,000 and $29,000 in fiscal 2003 and 2002.

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

NOTE 2 - RESTRUCTURING CHARGES

Manufacturing operations restructuring-
During fiscal 2001, the Company recorded asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company's manufacturing operations. The restructuring was primarily related to moving manufacturing operations from the Company's Chandler, Arizona facility to the Company's Minnesota locations. During the fiscal 2002 second quarter and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs. As of March 31, 2003, the restructuring was substantially complete. During the second quarter of fiscal 2003, payments of approximately $633,000 were made to buy out the remainder of the Chandler facility lease through its June 2003 termination.

The remaining restructuring accrual as of June 30, 2003 totaled $112,000. Selected information regarding the restructuring follows (in thousands):

                                           Manufacturing Operations
                                           Restructuring - Arizona
                                           -------------------------
                                           Facility      Employee
                                           Abandonment   Termination
                                           Charges       Benefits      Total
                                           ------------------------------------

Accrual at October 1, 2002                 $    225      $     78      $    303
  Change in estimate                            750            --           750
  Payments                                     (900)          (41)         (941)
                                           ------------------------------------
Accrual at June 30, 2003                   $     75      $     37      $    112
                                           ====================================

NOTE 3 - EARNINGS PER SHARE

The Company's basic net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 721,100 and 1,049,917 shares of common stock with weighted average exercise prices of $14.24 and $11.87 were outstanding during the three and nine month periods ending June 30, 2003, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,117,900 and 1,292,032 shares of common stock with weighted average exercise prices of

$12.12 and $11.50 were outstanding during the three and nine month periods ending June 30, 2002, but were excluded from the computation of common share equivalents because they were not dilutive. The Company's fiscal 2003 third quarter and first nine months pro forma net loss would have been ($231,000) and ($4,250,000) or ($0.02) and ($0.28) diluted net loss per share had the fair value method been used for valuing options granted. The Company's fiscal 2002 third quarter and first nine months pro forma net loss would have been ($1,474,000) and ($1,823,000) or ($0.10) and ($0.12) diluted net loss per share had the fair value method been used for valuing options granted. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 4 - INVENTORIES

Inventories are comprised of the following (in thousands):

                                                  June 30,       September 30,
                                                    2003             2002
                                                ------------------------------
Raw materials and purchased parts                  $3,563           $3,939
Work-in-process and finished goods                  4,914            5,347
                                                ------------------------------
                                                   $8,477           $9,286
                                                ==============================

NOTE 5 - DERIVATIVE INSTRUMENTS

The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in earnings within the caption other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At June 30, 2003, the Company had open forward exchange contracts to buy Thailand baht maturing July 3, 2003 with notional amounts of 880,000,000. The total open contracts for 880,000,000 baht equates to approximately $21.0 million U.S. dollars.

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

NOTE 7 - RECENTLY RELEASED ACCOUNTING PRONOUNCEMENT

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the statement of financial position classification of certain financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENT - FOLLOW-ON PUBLIC OFFERING

On August 4, 2003, the Company consummated the sale of 3,450,000 shares of common stock at a public offering price of $12.25 per share. Net offering proceeds to the Company were $39,237,000 after deducting total estimated expenses of the offering.

On August 4, 2003, the Company applied $4.7 million of the net offering proceeds to pay down outstanding debt relating to its credit facilities with Wells Fargo Commercial Bank. Subsequent to August 4, 2003, the Company paid down the outstanding balance under its revolving Thailand packing credit facilities by $15.0 million. The Company intends to use the remainder of the net proceeds for general corporate purposes.

PART I: ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this prospectus. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

      We utilize a fiscal year that ends on the Saturday nearest to September
30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

      We are a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives, liquid crystal displays ("LCDs") for mobile communication devices, tape drives and arrays, flat panel displays and printers. Our customers include 3M, Dell, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

      Prior to 1999, our primary products were small lead wire assemblies for computer disk drives. The disk drive industry has transitioned away from lead wire assembly interconnects to integrated interconnects such as our Head Interconnect Flex ("HIF") and Flex Suspension Assembly ("FSA") products. This transition has had a significant impact on our operations since 1998 as we have had to manage the rapid increase in our flexible circuit business while controlling the rapid drop in our lead wire assembly operations. Lead wire assembly sales constituted none of fiscal 2002 and 2001 consolidated net sales and less than 1% of fiscal 2000 net sales after comprising over 72% of fiscal 1998 net sales.

Net Sales and Revenue Recognition

      We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products directly throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts, with sales through distributors representing less than 5% of our total net sales for the nine months ended June 30, 2003 and for fiscal years 2002, 2001 and 2000. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers' manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer's acknowledgment of the receipt of the goods.

Costs and Expenses

      Cost of sales consists primarily of:

      o material costs for raw materials and semi-finished components used for assembly of our products;
      o labor costs directly related to manufacture, assembly and inspection of our products;
      o costs of general utilities, production supplies and chemicals consumed in the manufacturing processes;
      o costs related to the maintenance of our manufacturing equipment and facilities;
      o     costs related to material and product handling and shipment;
      o depreciation costs related to facilities, machinery and equipment used to manufacture, assemble and inspect our products; and
      o salaries and overhead attributed to our supply chain, process engineering and manufacturing personnel.

      Selling, general and administrative expenses primarily consist of:

      o salaries and related selling (commissions, travel, business development and program management), administrative, finance, human resources, regulatory, information services and executive personnel expenses;
      o other significant expenses related to external accounting, software maintenance and legal and regulatory fees; and
      o overhead attributed to our selling, general and administrative personnel.

      Engineering expenses include costs associated with the design, development and testing of our products and processes. These costs consist primarily of:

      o     salaries and related development personnel expenses;
      o overhead attributed to our development and test engineering personnel; and
      o     prototyping costs related to the development of new products.

      Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. In fiscal 2000, we closed our Agua Prieta, Mexico facility and moved the operations to our facility in Lamphun, Thailand and recorded the associated restructuring charges. In fiscal 2001, we recorded restructuring charges related to closing our Chandler, Arizona facility and transferring manufacturing operations to our Minnesota and Thailand locations. Because we initially underestimated the costs relating to these restructurings, we recorded additional restructuring charges in fiscal 2001 and 2002 and in our current fiscal year. As of June 30, 2003, we believe that the restructuring related to the closing of these two facilities has been substantially completed.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                         For the Three months Ended    For the Nine Months Ended
                                                  June 30,                     June 30,
                                         --------------------------    -------------------------
                                             2003         2002            2003         2002
                                           --------     --------        --------     --------
Net Sales                                       100%         100%            100%         100%

Cost of goods sold                             85.3         88.8            87.8         86.3

Gross profit                                   14.7         11.2            12.2         13.7
Operating expenses:
    Selling, general and administrative        10.6         13.4            12.2         11.9
    Engineering                                 4.1          4.5             4.3          3.9
    Restructuring                                --           --             0.7          0.9
                                           --------     --------        --------     --------

       Total operating expenses                14.7         17.9            17.2         16.7
                                           --------     --------        --------     --------

Income (loss) from operations                    --         (6.7)           (5.0)        (3.0)
                                           --------     --------        --------     --------

Interest and other expense, net                (1.4)        (1.2)           (1.5)        (1.6)
                                           --------     --------        --------     --------

Income (loss) before provision (benefit)
for income taxes                               (1.4)        (7.9)           (6.5)        (4.6)

Provision (benefit) for income taxes            1.3          3.9             3.2          3.4
                                           --------     --------        --------     --------

Net income (loss)                              (0.1)%       (4.0)%          (3.3)%       (1.2)%
                                           ========     ========        ========     ========

Comparison of Three Months Ended June 30, 2003 and 2002

Net Sales

      Our net sales were $39.9 million for the three months ended June 30, 2003, compared to $31.8 million for the three months ended June 30, 2002, an increase of 26%. This increase was due to higher sales generated by disk drive, semiconductor packaging and LCD display applications. The increased disk drive sales were related to our improved FSA market share resulting from our largest customer in the disk drive industry transitioning to the 80 gigabyte ("GB") per platter technology platform. Semiconductor packaging net sales increased due to higher demand from our stacked memory customers. The LCD sales improvement was related to the continued ramp-up of the new LCD program announced during the first quarter of fiscal 2003.

      Sales from the disk drive industry generated 77% of our net sales for the three months ended June 30, 2003, compared to 70% for the three months ended June 30, 2002, sales from semiconductor packaging applications were 6% in both periods, consumer application sales were 5% versus 15%, network system application sales were 5% versus 6%, display application net sales were 6% versus 0% and sales from other industry applications were 1% for the three months ended June 30, 2003 versus 3% for the three months ended June 30, 2002.

Gross Profit

      Our gross profit was $5.9 million for the three months ended June 30, 2003, compared to $3.6 million for the three months ended June 30, 2002, an increase of 65%. Our gross margin for the three months ended June 30, 2003 increased to 15%, compared to 11% for the three months ended June 30, 2002. The increase in gross margin was primarily due to higher net sales increasing fixed cost leverage. We anticipate that gross margins in the fiscal 2003 fourth quarter will improve as new program introductions reach higher production volumes and sales levels increase. We currently anticipate reporting positive net income for the fourth quarter of fiscal 2003.

Selling, General and Administrative

      Selling, general and administrative expenses for the three months ended June 30, 2003 were $4.2 million, compared to $4.3 million in the three months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses were 11% for the three months ended June 30, 2003, down from 13% for the same period in the prior year. The decrease in fiscal 2003 as a percent of net sales was primarily due to increased fiscal 2003 net sales. Selling, general and administrative expenses for the remainder of fiscal 2003 are expected to decrease as a percentage of net sales due to anticipated increased sales.

Engineering

      Engineering expenses for the three months ended June 30, 2003 were $1.6 million, compared to $1.4 million for the three months ended June 30, 2002, an increase of 15%. The increase in fiscal 2003 engineering expenses was primarily due to increased spending on new product development, further spending related to FSA and FgSA technology improvements, qualifying products and processes for new applications including LCD displays, printers, semiconductor packaging substrates and other high-end flexible circuit technology development related to new products. As a percentage of net sales, engineering expenses were 4% of sales for the three months ended June 30, 2003 and 2002.

      Engineering expenses for the remainder of fiscal 2003 are expected to decrease as a percentage of net sales due to an expected increase in sales while engineering expenses are expected to remain flat.

Net Interest and Other Expense

      Net interest expenses were $0.5 million in the three months ended June 30, 2003, unchanged as compared to the three months ended June 30, 2002. Net other (income) expense was $21,000 in the three months ended June 30, 2003 as compared to ($135,000) in the three months ended June 30, 2002. The decrease was the result of foreign currency exchange losses being incurred in fiscal 2003 while a small foreign currency gain was generated in fiscal 2002.

Income Taxes

      Income tax benefit for the three months ended June 30, 2003 was $507,000, compared to $1.2 million for the three months ended June 30, 2002. The fiscal 2003 tax benefit was calculated by applying an effective tax rate of 36.7% to our U.S. based pretax loss. We have determined that it is more likely than not that we will be able to utilize the tax benefit in the future.

Comparison of Nine Months Ended June 30, 2003 and 2002

Net Sales

      Our net sales were $111.5 million for the nine months ended June 30, 2003, compared to $104.6 million for the nine months ended June 30, 2002, an increase of 7%. This increase was due to higher sales generated by disk drive, semiconductor packaging and LCD display applications offsetting a decrease in net sales from consumer applications. The increased disk drive sales were related to our improved FSA market share resulting from our largest customer in the disk drive industry transitioning to the 80 gigabyte ("GB") per platter technology platform. Semiconductor packaging net sales increased due to higher demand from our stacked memory customers. The LCD sales improvement was related to the continued ramp-up of the new LCD program announced during the first quarter of fiscal 2003. The decrease in net sales from consumer related applications is the result of reduced demand from our customer for optical pickup units for DVD applications.

      Sales from the disk drive industry generated 76% of our net sales for the nine months ended June 30, 2003, compared to 73% for the nine months ended June 30, 2002, sales from semiconductor packaging applications were 7%, compared to 3%, consumer application sales were 6% versus 14%, network system application sales were 6% in both periods, display application net sales were 5% versus 0% and sales from other industry applications were less than 1% for the nine months ended June 30, 2003 versus 4% for the nine months ended June 30, 2002.

Gross Profit

      Our gross profit was $13.6 million for the nine months ended June 30, 2003, compared to $14.4 million for the nine months ended June 30, 2002, a decrease of 5%. Our gross margin for the nine months ended June 30, 2003 decreased to 12%, compared to 14% for the nine months ended June 30, 2002. The decrease in gross margin was primarily due to incremental start-up and tooling costs related to new product introductions and product mix changes resulting from a lower portion of sales from HIF, one of our older products, within our product mix. We experienced a significant product transition during the second quarter of fiscal 2003, converting approximately 70% of our products to new designs. The product mix for the nine months ended June 30, 2003 also had an increased share of FSA sales with higher material pass through content related to the suspension material used in the FSA product. The nine months ended June 30, 2002 product mix included a higher share of our HIF product, which does not include the suspension related pass through material.

Selling, General and Administrative

      Selling, general and administrative expenses for the nine months ended June 30, 2003 were $13.6 million, compared to $12.5 million in the nine months ended June 30, 2002, an increase of 9%. As a percentage of net sales, selling, general and administrative expenses were 12% for both the nine months ended June 30, 2003 and

2002. The increase in fiscal 2003 spending was primarily due to consulting and training costs related to implementation of the company-wide Six Sigma program and severance costs of approximately $400,000 recorded during the first quarter of fiscal 2003 related to efforts to increase operational efficiency by consolidating from four marketing groups to three.

Engineering

      Engineering expenses for the nine months ended June 30, 2003 were $4.8 million, compared to $4.0 million for the nine months ended June 30, 2002, an increase of 19%. The increase in fiscal 2003 engineering expenses was primarily due to increased spending on new product development, further spending related to FSA and FgSA technology improvements, qualifying products and processes for new applications including LCD displays, printers, semiconductor packaging substrates and other high-end flexible circuit technology development related to new products. As a percentage of net sales, engineering expenses were 4% of sales for the nine months ended June 30, 2003 and 2002.

Restructuring

      Restructuring charges for the nine months ended June 30, 2003 were $750,000, compared to $950,000 for the nine months ended June 30, 2002. In fiscal 2003, the charges to date were recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs, primarily to buy out the remainder of the Chandler, Arizona facility lease through its June 2003 termination. In the nine months ended June 30, 2002, the charges were also recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs and an additional accrual was recorded to complete the restructuring related to the closing of our Mexican facility. As of June 30, 2003, the restructuring was substantially complete.

Net Interest and Other Expense

      Net interest expenses were $1.7 million in the nine months ended June 30, 2003, compared to $2.0 million for the nine months ended June 30, 2002, a decrease of 19%. Interest expense decreased in 2003 primarily due to average interest-bearing debt being $10.0 million lower for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Net other income was $23,000 in the nine months ended June 30, 2003 as compared to $347,000 in the nine months ended June 30, 2002. The decrease was the result of foreign currency exchange losses being incurred in fiscal 2003 while a foreign currency gain was generated in fiscal 2002.

Income Taxes

      Income tax benefit for the nine months ended June 30, 2003 was $3.5 million, compared to $3.6 million for the nine months ended June 30, 2002. The fiscal 2003 tax benefit was calculated by applying an effective tax rate of 36.7% to our U.S. based pretax loss. We have determined that it is more likely than not that we will be able to utilize the tax benefit in the future. During the second quarter of fiscal 2002, approximately $1.7 million of the tax benefit recorded was due to a reduction of the deferred tax allowance. The deferred tax allowance was reduced as a result of the estimated improvement in deferred tax asset recoverability in light of the receipt of a $13.2 million tax refund resulting from the carry-back of the fiscal 2001 net operating loss.

Critical Accounting Policies

      Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      We apply the following critical accounting policies in the preparation of our consolidated financial statements:

      o Allowance for Excess and Obsolete Inventory. Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, our cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made.
      o Goodwill. We adopted Statement of Financial Accounting Standards 142, Goodwill and Intangible Assets effective October 1, 2001 and as a result discontinued the amortization of goodwill and any other intangible assets determined to have indefinite lives. We have determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.
      o Deferred Taxes. We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is set up where the realization of any deferred taxes becomes less likely than not to occur. We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.

Liquidity and Capital Resources

      We have historically financed our operations primarily through cash from operating activities, bank credit facilities and employee stock option exercises. Cash and equivalents were $3.8 million at June 30, 2003 and $2.4 million at September 30, 2002.

      Net cash provided by operating activities was $719,000 in the nine months ended June 30, 2003, compared to net cash provided by operating activities of $13.4 million in the nine months ended June 30, 2002.

      For the nine months ended June 30, 2003, net cash provided by operating activities was primarily due to non-cash charges for restructuring, depreciation and deferred tax benefits more than offsetting the net loss for the period. Net cash provided by operating activities was also benefited by decreases in inventory and increases in accounts payable offsetting a portion of the increase in accounts receivable for the period. A decrease in accrued liabilities resulting from the payment of accrued restructuring charges during the period also reduced the net cash provided by operating activities.

      Net cash used in investing activities was $3.2 million in the nine months ended June 30, 2003, compared to net cash provided by investing activities of $197,000 in the nine months ended June 30, 2002. In the nine months ended June 30, 2003, net cash used in investing activities was attributed to the purchase of test equipment and equipment to expand capacity in selected areas. Fiscal 2002 net cash provided by investing activities was due to capital expenditures of $2.3 million being offset by proceeds from the sale of our Mexican facility.

      Net cash provided by financing activities was $3.9 million in the nine months ended June 30, 2003, compared to net cash used in financing activities of $12.2 million in the nine months ended June 30, 2002. During the nine months ended June 30, 2003, net cash provided by financing activities was the result of increased borrowing under our Thailand packing credit facilities more than offsetting required term loan payments under both our U.S. and Thailand long-term credit facilities. Fiscal 2002 net cash used by financing activities was due to reductions in the outstanding balances under our Thailand packing credit facilities, scheduled payments under our U.S. and Thailand long-term credit facilities and an additional $1.6 million payment made under our U.S. long-term credit facility.

      In April 2001, we entered into a 1.2 billion Thailand baht (approximately $28.0 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short-term working capital facility and a 10 million baht overdraft facility. The Thailand based facility is secured by certain receivables, inventory and assets held by us in Thailand. In June 2002, we completed a 300 million Thailand baht (approximately $6.8 million) expansion of our Thailand credit facilities also secured by certain receivables and inventory held by us in Thailand. In February 2003, we completed a 220 million baht (approximately $5.1 million) expansion of our Thailand credit facilities, increased our working capital facility by 150 million baht and reduced our packing credit facility by 150 million baht. The new long-term debt is secured by specified equipment held by Innovex Thailand, our wholly owned subsidiary. As of June 30, 2003 we had approximately $29.7 million outstanding under our Thailand credit facilities. Subsequent to August 4, 2003, the balance outstanding under the revolving portion of the Thailand credit facilities was paid down by $15.0 million.

      On September 15, 1999 we entered into a credit facility with Wells Fargo Commercial Bank to pay off all outstanding ADFlex loan balances existing at the time of the ADFlex acquisition as required by the ADFlex merger agreement. As amended, the credit facility consisted of a $25.0 million, five-year term loan with equal principal payments of $1.6 million due each quarter continuing through December 31, 2003. Under the terms of the amended credit facility, the term facility bore interest at the prime interest rate plus 2.5%. The credit facility was collateralized by all of our U.S. based accounts receivable, inventory, equipment, real property and general intangibles. As of June 30, 2003, we had $4.7 million outstanding under the Wells Fargo credit facility. On August 4, 2004, the entire remaining $4.7 million balance was paid off.

      We received a waiver of certain restrictive covenants under our U.S. credit facility applicable to our quarter ended June 30, 2003. As of August 4, 2003, the entire remaining balance on the U.S credit facility was paid off, as a result, the restrictive covenants under that agreement are no longer in effect. We are currently in compliance with covenants under our Thailand based financing agreements.

      We believe that with the existing U.S. and Thailand credit facilities, cash generated from operations and the proceeds from a stock offering received on August 4, 2003, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our FSA products and cash flow from operations.

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 clarifies the accounting for costs associated with exit or disposal activities. We adopted this statement effective in January 2003, which did not have a material effect on our consolidated financial statements.

      Effective for the period ended March 31, 2003, we adopted SFAS 148, Accounting for Stock-based Compensation-Transition and Disclosure. SFAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. The disclosure requirements of this pronouncement are included in our consolidated financial statements for the period ended March 31, 2003.

      In May 2003, the FASB issued Statement 150, Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the statement of financial position classification of certain financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company's financial position or results of operations.

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

PART 1: ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our business, financial condition and results of operations.

      Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. While we transact business predominately in U.S. dollars a portion of our sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, we enter into short-term forward foreign currency exchange contracts in the regular course of business to manage our risk exposure, not as speculative instruments. Typically, these contracts have maturities of 6 months or less. The forward exchange contracts generally require us to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in income.

      We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At June 30, 2003, we had open forward exchange contracts to buy Thailand baht maturing July 3, 2003 with a notional amount of 880 million Thailand baht, (approximately $21 million). No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

      We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.

PART 1: ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer, William P. Murnane, and Chief Financial Officer, Thomas Paulson, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Control Over Financial Reporting
There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Responses to Item 1 and Items 3 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 2: CHANGE IN SECURITIES AND USE OF PROCEEDS

      On July 29, 2003, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-3 (File No. 333-106734) registering 3,000,000 shares of its newly issued common stock (plus an additional 450,000 to cover an overallotment). . SG Cowen Securities Corporation, C.E. Unterberg, Towbin and Craig-Hallum Capital Group LLC acted as managing underwriters for the offering.

      On August 4, 2003, the Company consummated the sale of 3,450,000 shares of common stock at a public offering price of $12.25 per share.

      Total offering expenses were approximately $2,935,500. These expenses consisted of $2,535,750 in underwriting discounts and approximately $400,000 of other offering related expenses including legal and accounting fees, printing and other expenses. The net offering proceeds to the Company were $39,237,000 after deducting total estimated expenses of the offering.

      On August 4, 2003, the Company applied $4.7 million of the net offering proceeds to pay down outstanding debt relating to its credit facilities with Wells Fargo Commercial Bank. Subsequent to August 4, 2003, the Company paid down the outstanding balance under its revolving Thailand packing credit facilities by $15.0 million. The Company intends to use the remainder of the net proceeds for general corporate purposes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are included herein:

      31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

      31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

      32 Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

(b)   Reports on Form 8-K.

      On April 14, 2003, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Items 7 and 12 the Company's April 14, 2003 earnings release for the results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INNOVEX, INC.
                                       Registrant

Date:  August  14, 2003
                                       By \s\ William P. Murnane
                                       William P. Murnane
                                       President and Chief Executive Officer

                                       By \s\ Thomas Paulson
                                       Thomas Paulson
                                       Chief Financial Officer