Form 10-K
period 2003-09-30
INNOVEX INC
filed 2003-12-15
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒                                    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.

☐                                      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.

Commission File Number 0-13143

Innovex, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5540 Pioneer Creek Drive, Maple Plain, MN  55359

(Address of principal executive offices)

(763) 479-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.04 par value)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)   Yes ☒  No ☐

The aggregate market value of shares held by non-affiliates is $92, 884,724 computed by reference to the last sale price of the Company’s Common Stock, as reported in the Nasdaq National Market system, of $6.49 per share on March 31, 2003, the last business day of the Company’s most recently completed second fiscal quarter. As of November 15, 2003, the Company had outstanding 18,962,801 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 20, 2004, are incorporated by reference into Part III.

SIGNATURES

PART I

Item 1.   BUSINESS

We maintain a website at www.innovexinc.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC.

Our Company

We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), liquid crystal displays (“LCDs”) for mobile communication devices, tape drives and arrays, flat panel displays and printers. Our customers include 3M, Dell, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

Our Industry and Market Trends

Flexible circuit interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic components. Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide. Flexible circuit interconnects frequently incorporate components, such as integrated circuits (“ICs”), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. Generally, flexible circuits offer several advantages over other technologies such as rigid printed circuit boards (“PCBs”) and ceramic hybrid circuits, particularly for small, complex electronic systems. Flexible circuits, due to their mechanical flexure and three-dimensional shape, accommodate packaging contours and motion in a manner that traditional two-dimensional, rigid PCBs cannot, particularly in applications involving smaller, more portable and complex electronic devices where space available to designers is at a premium.

We believe that the overall market for high density flexible circuits is poised for substantial growth over the next several years as a result of favorable technological and market trends that are expected to drive increased adoption. These trends include the following:

Miniaturization, Portability and Complexity of Electronic Products.   Electronics OEMs continue to design and introduce more compact and portable high-performance products with greater functionality. The complexity of these new products requires smaller size, lighter weight, greater circuit and component density, better thermal dissipation properties, higher frequencies and increased reliability as compared to conventional rigid board assemblies. These requirements often necessitate the use of high density flexible circuit interconnects.

Outsourcing.   OEMs are increasingly focusing on their core competencies and outsourcing their captive component and subsystem manufacturing. To meet their rapidly changing electronic interconnect requirements, many OEMs have moved to limit their vendor base to a smaller number of technically qualified, strategically located suppliers capable of providing both quick-turn prototype and pre-production quantities as well as cost-competitive volume production quantities. This allows OEMs to reduce time to market, avoid delays in new product introductions, reduce manufacturing costs and avoid logistical complexities.

Improved HDD Industry Dynamics.   The HDD industry has been an early adopter of high density flexible circuits and is a key end market for high-end, high density flexible circuits. We believe the HDD industry represented $700 million of the $2.8 billion market for high density flexible circuits in 2002. HDD applications require flexible circuits that meet highly demanding technical specifications and can be produced in high volumes in a cost-effective manner. Although the HDD industry has experienced price erosion that has negated high growth rates in unit volume, we believe the industry dynamics are improving. International Data Consulting (“IDC”) estimates that the HDD market will exhibit compound annual revenue growth of 6% from 2002 through 2007 on compound annual unit growth of 11%. Average annual selling price (“ASP”) erosion is expected to slow significantly to a compounded annual ASP decline of 5% from 2002 through 2007. In contrast, from 2001 through 2002 ASPs declined 14%.

Trends benefiting the HDD industry, and in conjunction the increased usage of flexible interconnect circuits required by HDD include:

Significant Industry Consolidation.   The number of HDD manufacturers has fallen from 75 in 1984 to 22 in 1997 to seven today, with the top four HDD players (Seagate, Hitachi, Maxtor and Western Digital) representing over 85% of the market.

Less Rapid Technology Changes and Longer Product Life Cycles.   Areal densities (“AD”), a measure of the number of units of storage on a specified area of a disk typically denoted by “gigabytes per square inch,” which have typically increased 100% or more per year, are now expected to grow only 50% annually. It is becoming technically more difficult to make AD advances which should extend product life cycles. Historically, the average number of heads per drive has declined quickly due to rapid AD increases, with the rate of decline decreasing in more recent periods.

Increased Usage of HDD in Consumer and Non-traditional Applications.   The emerging consumer electronics segment that includes devices such as the Xbox™ gaming console, TV set top recorders and digital music players such as the iPod™, is emerging as a significant driver of growth for HDDs. According to IDC, this segment will account for 7-8% of total HDD shipments in 2003, and exhibit a compound annual unit growth of 43% from 2002 through 2007.

Beyond HDD, high density flexible circuits are increasingly being used in high unit volume consumer electronic products such as mobile communications devices, flat panel displays, digital televisions and inkjet printers. This trend is driven by the end market, which demands consumer products with additional functionality, availability in lighter weight smaller packages, better performance and lower cost than previous generations of systems. To meet this demand, OEMs will need to continually evaluate more complex interconnect solutions that allow them to continue to enhance their product offerings in a cost-effective manner.

Competitive Strengths

We believe our industry leadership is the direct result of our technological innovation and our ability to provide comprehensive solutions that address our customers’ specific interconnect needs. Our key competitive strengths include:

Technology Leadership.   Although there are a large number of flexible circuit manufacturers, only a few compete with us in high-end, sub-100 micron applications. We believe that technology, design capability, quality and price are key competitive factors in this segment. Our manufacturing technology includes proprietary processes and chemical recipes which, when combined with our design expertise and experience, enable us to deliver high unit volumes of complex high density flexible circuits at cost-effective prices.

Comprehensive Product Portfolio.   Our products address a range of applications that include the following: (i) FSA, which provides the electrical interconnect from the disk drive head to the back-end electronics of the disk drive; (ii) actuator flex, which provides the back-end electrical interconnect for hard disk drives; and (iii) a variety of high-end, high density flexible circuits for markets such as LCD displays for mobile communication devices, plasma displays, printers, semiconductor packaging and medical applications.

Product Innovation.   We are recognized as a technology innovator with a history of developing products that provide better performance at a lower cost than our competitors. For example, in the HDD industry our FSA technology has been selected by a leading HDD vendor as the preferred solution for its current generation, higher density platform. In addition, other HDD vendors are evaluating our proprietary FgSA technology as additional conductors are required and lower suspension stiffness is desired. The technical expertise we have developed in serving the highly demanding HDD industry has enabled us to introduce advanced products in other rapidly growing markets.

Leading Customer Relationships.   We have developed strong relationships with Seagate, Maxtor, Philips, Samsung, Hitachi and other industry leaders. Our customer relationships represent significant entry barriers as we believe that once a customer has selected us to design and manufacture a flexible circuit interconnect, the customer generally relies on our design for the life of that specific application and, frequently, subsequent generations of similar applications.

Global Manufacturing and Supply Chain Efficiency.   We maintain manufacturing facilities in both the U.S. and Asia. Our U.S. facilities provide a high level of automation while our Asian facilities allow us to consolidate the labor intensive aspects of production in a low-cost environment. The combination of these two manufacturing models and our continued attention to manufacturing processes allows us to continually improve our production yields, shorten our supply chain and lower the overall costs of our products.

Implementation of Six Sigma.   Through the introduction of the Six Sigma quality management program, we are reducing the process variation in our manufacturing facilities, resulting in improved quality, reliability and performance of our flexible circuit products. Six Sigma is a highly disciplined quality management and process optimization methodology that relies on the rigorous use of statistical techniques to assess process variability and defects. Six Sigma has been adopted by many large industrial companies to significantly improve their business processes.

Experienced Management Team.   Our management team has a demonstrated track record of successfully harnessing and capitalizing on disruptive technology. They have managed rapid technological change by successfully transforming our company from a lead wire interconnect manufacturer to a leading worldwide flexible circuit provider over a two-year period. While identifying and opening new markets for our flexible circuit products, our management team has successfully implemented manufacturing efficiency plans throughout a global manufacturing and sourcing network.

Our Strategy

To enhance our position as a leading provider of flexible interconnect solutions we intend to pursue the following business strategies:

Continue to Expand Our Market Share in Our Core Markets.   We believe that we will be able to continue to capture additional market share from leading OEMs in the HDD market with our FSA, FgSA and actuator flex solutions. As the HDD industry continues to transition to higher recording densities, the advantages of our technology will provide significant benefits to our customers on both a functional and a cost basis. Certain HDD industry leaders are currently evaluating our product offerings for potential future applications. In addition, our FgSA product is well suited for adoption in a number of next generation HDD applications.

Continue to Penetrate New Markets.   We have proven our ability to leverage our expertise in high volume, high density applications to address emerging growth opportunities. We believe the technology, research and development and manufacturing capabilities we have developed to serve our core markets have put us in a position to target additional high volume applications, such as LCD and plasma displays, semiconductor packaging applications and inkjet printer cartridges, which we believe in the aggregate represent a market opportunity for us of over $1.0 billion.

Increase Manufacturing and Supply Chain Efficiencies and Flexibility.   We intend to continue our manufacturing improvement and cost reduction efforts. Through continued deployment of our Six Sigma quality management program, we intend to significantly improve our efficiency, reduce our manufacturing and operating expenses and enhance the quality of the products we manufacture by decreasing manufacturing defects and improving product reliability. We expect to realize cost efficiencies by applying more automation at all of our manufacturing facilities. In addition, by further integrating our operations with our suppliers and customers, we believe that we can continue to reduce our working capital needs and improve our responsiveness to customer requirements.

Current Product Applications

We offer our products to a broad range of markets including the hard disk drive, display, semiconductor packaging and consumer electronics markets. We believe our products are differentiated by their advanced process technology, innovative design, low cost and the functional benefits they provide to our customers.

Current markets addressed by our products include:

Flex Suspension Assembly.   The disk drive market uses flexible circuits as the interconnect between the read/write head and disk drive electronics. These applications include our FSA product which provides the electrical interconnect from the disk drive head to the back-end electronics (actuator flex) of the disk drive. FSA is a flexible circuit that is bonded to a suspension for customers desiring a more complete solution. As a next generation to our FSA product we have also introduced our FgSA product. We believe FgSA represents a significant improvement over current generation suspension technology and provides improved technical performance at a lower cost than competing products by increasing the utilization of the flexible circuit mechanical characteristics, which simplifies the suspension used in the assembly.

Data Storage.   Our products for the data storage market include interconnects used for tape drives, disk arrays and other interconnects used in hard disk drives. Our actuator flex product provides the back-end electronic interconnect for hard disk drives. We are a leading provider of flip chip interconnect solutions for these applications. Flip chip technology, in which an unpackaged die is mounted directly onto the flexible circuit substrate, is becoming the predominant interconnect technology for these applications. We will continue to provide flexible circuit interconnect solutions to the tape storage industry to address customers’ continuing data backup and archiving needs.

New Ventures.   We continue to apply our technology and products to new markets. We produce advanced flexible circuits for high-end consumer electronics markets and other markets that could benefit from the technological advantages of our flexible interconnect solutions. Based on our assessment of industry trends and market indicators, we believe these markets will grow rapidly in the future. We are currently offering or developing new product offerings for the following applications: LCD displays for mobile communication devices, large screen plasma and LCD displays, inkjet printer cartridges, semiconductor packaging and medical applications.

Technology

We are recognized as a technology leader in fine-line, single and double-sided flexible circuit technology and flexible circuit assembly technology, including advanced chip-on-flex, flip chip-on-flex and precision placement assembly technologies. Our process technology includes proprietary processes and chemical recipes, which coupled with our design expertise and experience, enables us to deliver high unit volumes of complex high density flexible circuits at cost-effective yields.

Design Technology.   The flexible circuit interconnects we manufacture are designed specifically for each application, requiring significant joint design activities with the customer at the start of a project. We have developed design methodologies that solve difficult interconnection problems and save our customers time and money. We also design and produce, in volume, flexible circuits that range from high density, single-sided circuits to more complex double-sided and multi-layer circuits. We are continually investing in and improving our computer-based design tools to more quickly design new flexible circuit interconnects, to enhance cooperative design and communication with our customers and to more closely link designs to our manufacturing process.

Circuit Fabrication Technology.   We have extensive experience producing fine-line polyimide flexible circuits and have pioneered manufacturing processes that deliver high unit volumes at cost-effective yields. At the core of the process is roll-to-roll fine-line circuit processing. The starting materials are flexible laminates composed of a thin dielectric film that is either adhesive-bonded to treated copper foil or metalized without the use of adhesives. Very accurate images (down to 0.001 inches) are produced in volume in photoresist. Circuit conductors are then formed by chemically etching the underlying copper. Coverfilm and covercoat materials are adhered to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. The exposed copper surfaces are then coated with solder, gold or another surface finish for assembly or bonding applications. Laser processing is used to create various openings such as vias and to cut contoured peripheries in substrate materials.

Our key flexible circuit fabrication technologies include:

Fine Feature Wide-Width Roll-to-Roll Processing.   Our process allows us to fabricate circuits with very fine line widths and spaces at higher density of parts per square foot which increases material and equipment utilization. Processing 12-inch to 24-inch wide web (as opposed to the narrower industry standard) in a continuous roll-to-roll format (as opposed to discrete panels) allows us to fabricate higher volumes at lower cost.

Process Technologies.   We utilize the following process technologies in our circuit fabrication process:

Semi-additive Metallization.   Allows the fabrication of flexible circuits with finer lines and spaces through the selective metalization of the conductors in the circuit fabrication process.

Laser Processing.   Produces low cost, very fine openings, small vias and contoured shapes that solve density problems while avoiding more expensive traditional alternatives. Also, using a laser to cut the periphery of parts allows prototypes and low volume production parts to be built faster and without the cost of a blanking die.

Bondable Gold Plating.   Prepares flexible circuit conductors and pads for various bonding processes including chip-on-flex, which saves space and improves electrical performance by wire bonding a semiconductor die directly to the flexible circuit.

Coverfilm and Covercoat Application.   Adheres coverfilm and covercoat materials to the circuitry to provide an insulative coating and to expose contact pads for surface metalization. This process allows accurate positioning of solder plated pads to support fine pitch surface mount assembly to the finished circuits.

Assembly and Test Technology.   We differentiate ourselves from our competitors by offering both assembly and test technology to provide complete flexible circuit interconnect assemblies to our customers. We assemble passive electrical and various mechanical components, including connectors, stiffeners, diodes, formed metal parts and other devices to flexible circuits in our plants in Thailand. We also perform advanced direct die attach and assembly of integrated circuit devices as well as the functional testing of these flexible circuit assemblies. Assembling these components directly onto the flexible circuit increases performance and reduces space, weight and cost.

Flex Suspension Assembly.   We have exclusive license rights to a proprietary automated process to attach flexible circuits to suspensions for disk drive applications. We also have exclusive license rights to the FgSA product in the HDD industry. The FgSA product provides improved technical performance at a lower cost than competing products by increasing the utilization of the flexible circuit mechanical characteristics, which simplifies the suspension used in the assembly.

Research and Development

We continually engage in research, development and engineering activities. Our goal is to utilize these activities to improve and enhance existing products and processes and to develop new products and processes in order to expand our market share. Our research and development effort is concentrated on improving and increasing long run flexible circuit manufacturing capabilities for both adhesiveless and adhesive based flexible circuits, developing processes for manufacturing new products including flexible circuits for display, integrated circuit substrate and printer applications, developing new FSA and FgSA generations and improving the FSA attachment process.

We have a 35% investment in, and work very closely with, Applied Kinetics, Inc. (“AKI”), the company that developed the unique manufacturing process technology utilized by our FSA products and the unique product design technology utilized by our FgSA products. We have a license to use this technology in our products for disk drive applications on an exclusive basis through 2009 and on a nonexclusive basis thereafter until 2012, and we continue to work with AKI as part of our on-going development efforts.

Manufacturing

We have developed a manufacturing system that combines the use of technology with the deployment of human resources in a geographic and organizational manner that we believe allows us to be a global leader in providing low-cost, high technology flexible circuits. Quality systems are in place that are certified to standards set by demanding customers in the electronics industry. All operations have received ISO 9002 certification.

We believe our manufacturing processes, in particular our 12-inch and 24-inch wide web roll processing lines, are designed to optimize the utilization of automation, labor and capital, and deliver better yield, material utilization and throughput relative to our competitors. Most of our automated circuit fabrication processes are performed in Minnesota where there is an ample supply of qualified technical resources with the more labor intensive processes performed in Thailand to remain competitive with low cost based competitors.

Suppliers

We purchase raw circuit materials, process chemicals and various components from multiple outside sources. For components, we typically make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to twelve month periods.

These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved, and are often dictated by our customers. For process chemicals, we rely on a limited number of key suppliers. We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process from only one supplier of each such material. Alternate chemical products are available from other sources, but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. We mitigate these risks by identifying stable companies with leading technology and delivery positions and by attempting to qualify two suppliers for all critical raw materials and components.

Sales, Marketing and Customer Support

We sell and market our products directly to a number of industries requiring electronic interconnects through the use of an internal sales staff. In addition, we utilize sales representatives on a limited basis in several Asian countries where it is advantageous to be represented locally. Historically, we have sold a substantial portion of our flexible circuit interconnects to a limited number of customers. We have benefited from early entry as a supplier to the disk drive industry and have been able to leverage our relationships to supply next generation integrated flexible circuit interconnects. Our relationships combined with our reputation for high standards of quality and innovative manufacturing processes have established us as a predominant supplier of interconnects for the HDD industry.

We provide our customers’ product design support from our manufacturing locations in Minnesota and Thailand and from our sales and customer support offices in California, China, Singapore and the United Kingdom. In addition, we provide on-site customer design support for our customers as required.

Even though our customer mix will change from period to period in the future, we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Sales to our two largest customers, Seagate and Maxtor, constituted 65% and 10% of net sales, respectively, for fiscal 2003, 64% and 9% of net sales, respectively, for fiscal 2002 and 54% and 8% of net sales, respectively, for fiscal 2001. Sales to our five largest customers constituted 90% of net sales for fiscal 2003, 86% of net sales for fiscal 2002 and 77% of net sales for fiscal 2001. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication devices and consumer markets has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Environmental Controls

Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products. We have discontinued operations at our Chandler, Arizona location and decommissioned the facility. Our preliminary review of the facility suggests that no material remediation costs will be required. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not have a material adverse impact on us. Pursuant to the agreements governing the 1993 ADFlex purchase of certain assets from Rogers Corporation (“Rogers”), Rogers has retained all environmental liabilities relating to the purchased assets prior to the closing date of the acquisition. While we believe Rogers currently has sufficient assets to fulfill its obligations under the acquisition agreements, if environmental liabilities requiring remediation are discovered and we are unable to enforce the acquisition agreement against Rogers, we could become subject to costs and damages relating to such environmental liabilities. Any such costs and damages imposed on us could materially adversely affect our business, financial condition and results of operations.

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could adversely affect our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal 2004.

Intellectual Property

We believe that, due to our customers’ demands for rapid technological advances and the resulting limited product life cycles, the success of our business generally depends more on the technical and engineering expertise, creativity and marketing and service abilities of our employees than on patents, trademarks and copyrights. Nevertheless, we own patents and have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities. We control patents related to the FSA attachment process and new generation FgSA products for disk drive applications and believe that these patents give us a competitive advantage in the disk drive industry. There can be no assurance that any patents issued to us or licensed by us will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate our products or design around the patents issued to us or licensed by us. In addition, there can be no assurance that foreign intellectual property laws or our agreements will protect our intellectual property rights in any foreign country. Any failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

We have a 35% investment in, and work closely with, AKI, the company that developed the unique manufacturing process technology utilized by our FSA products and the unique product design technology utilized by our FgSA products. We have a license to use this technology in our products for disk drive applications on an exclusive basis through 2009 and on a nonexclusive basis thereafter until 2012. The rights granted to us by AKI are royalty-bearing and may not be sublicensed without the consent of AKI.

Employees

As of September 30, 2003, we had a total of 4,142 employees. Of these employees, 189 were based in Maple Plain, Minnesota, 227 were based in Litchfield, Minnesota, and 3,726 were based in Thailand. Our future operating results depend in part upon our ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for our operations. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect our business, results of operations and financial condition.

Competition

The flexible circuit interconnect market is differentiated by customers, markets and geography with each niche having its own combination of complex packaging and interconnection requirements. We believe the market competes principally on the basis of design capability, price, quality, flexibility and technological advancements in underlying applications. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. We believe that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor’s design for the life of that specific application and, frequently, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to our competitors in the markets served by us, it also may present an obstacle to our entry into other markets.

The flexible circuit interconnect market is highly competitive. We experience competition world-wide from a number of leading foreign and domestic providers including 3M Company for high-end technology applications, and NOK (“Nippon Mektron”), Fujikura Ltd., Multi-Fineline Electronix, Inc. (“M-Flex”) and Sumitomo for standard flex and assembly applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than we and possess greater financial and other resources. There are a number of other flexible circuit manufacturers that target other flexible circuit markets and rarely compete directly with us. In addition, competitors for disk drive market integrated suspension assembly applications include Hutchinson Technology Incorporated, KRP, Magnacomp International Limited, Nihon Hatsujo Kabusikigaisha (“NHK”) and Optimal Technology Limited. Expansion of our existing products or services could expose us to new competition. Moreover, new developments in the consumer electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those offered by us or that new competitors will not enter our markets. Finally, as many of our competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products priced in other currencies.

Backlog

The backlog for our continuing operations was $20.8 million, $23.9 million and $20.1 million at September 30, 2003, 2002 and 2001, respectively. Our backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by us as firm orders that are scheduled to be delivered within 12 months from the date of the order. While we believe substantially all of our current backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, we may not realize the revenue indicated by the backlog.

Risks Related to Our Business

An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our operating results are subject to fluctuations.

Our past operating results, and our gross margins, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate.

The primary factors that affect us include the following:

•                   changes in overall demand for our products;

•                   technological changes (such as data density improvements) that reduce the number of suspension assemblies per disk drive required by disk drive makers;

•                   changes in OEM customer manufacturing yields throughout their products’ life cycles;

•                   changes in the specific products our customers buy;

•                   changes in our selling prices;

•                   changes in utilization of our production capacity;

•                   changes in our infrastructure costs;

•                   changes in our manufacturing process, or problems related to our manufacturing process;

•                   changes in our manufacturing yields;

•                   changes in our production efficiency;

•                   long disruptions in operations at any of our plants for any reason; and

•                   changes in the cost of, or limits on, available materials and labor.

Difficulties in forecasting demand for our products make it difficult to utilize our capacity efficiently.

We continue to have limited visibility for future demand. If customer demand for our FSAs or our actuator flex, display flex, stacked memory flex or tape storage flex products weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our just-in-time inventory hubs. Our customers typically prefer a dual source supply, and therefore allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

The following factors complicate accurate capacity planning for market demand:

•                   changes in the specific products our customers buy;

•                   the pace of technological change;

•                   variability in our manufacturing yields and productivity; and

•                   long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

We have at times increased our production capacity and the overhead that supports production based on anticipated market demand which has not always developed as expected. As a result, we have periodically underutilized our capacity. Our inability to plan our capacity requirements accurately, or our failure to put in place the technologies and capacity necessary to meet market demand, could have a material adverse effect on our business, financial condition and results of operations.

Our sales are concentrated in a small customer base and in the HDD industry.

Sales to our largest customer constituted 65% of net sales for fiscal 2003, 64% for fiscal 2002 and 54% for fiscal 2001, respectively. Sales to our five largest customers constituted 90% of net sales for fiscal 2003, 86% of net sales for fiscal 2002 and 77% of net sales for fiscal 2001. The loss of one or more of our major customers or a substantial reduction in orders by any significant customer, for any reason, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication device and high-end consumer markets, the development by a customer of the capability to produce flexible circuits in high volume for its own products, a transfer of manufacturing operations by a customer to a lower-cost country, a change in the type of interconnect or suspension assembly used by our largest customers or the failure of a customer to pay its account balance with us, could have a material adverse effect on our business, financial condition and results of operations.

Sales of our FSA and actuator flex products to the hard disk drive industry accounted for 76%, 74% and 68% of our net sales in fiscal 2003, 2002 and 2001, respectively. The disk drive industry is intensely competitive and technology changes rapidly. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and reduce orders for these components during periods of contraction.

Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors.

We deal with a limited number of large customers who are able to exert significant pricing pressure on our products. Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy and our products’ life cycles. A typical life cycle for our products begins with higher pricing when a product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

The markets in which we operate are highly competitive.

We operate in highly competitive markets and our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions that adversely affect operating results. We will be required to make a continued high level of investment in product development and research, sales and marketing and ongoing customer service and support to remain competitive. There can be no assurance that existing or future competitors will not be able to duplicate our strategies or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Competing technologies may reduce demand for our products.

Flexible circuit interconnects provide electrical connections between components in electrical systems and are used as a platform to support the attachment of electronic devices. While flexible circuits offer several advantages over competing printed circuit board and ceramic hybrid circuit technologies, our customers may consider changing their designs to use these alternative technologies for future applications. In particular, our largest customer is considering increased utilization of alternative interconnect technologies that compete with the electrical interconnect features of our FSA products. If our customers switch significant portions of their business to alternative technologies, our business, financial condition and results of operations could be materially adversely affected.

Future technological innovations may reduce demand for disk drives. Data storage alternatives that compete with disk drive-based data storage currently exist. These storage alternatives include semiconductor (flash) memory, tape memory and optical (DVD and CD) drives. The current core technology for disk drive data storage has been the dominant technology in the industry for many years. This technology could be replaced by an alternate technology in the future. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that replaces disk drives as a computer data storage medium.

We have experienced annual losses from operations in the fiscal year ended September 30, 2003 and in prior years, and we may not achieve net income on a consistent basis.

While we generated a $759,000 net profit for the fourth quarter of fiscal 2003, we had a net loss of $3.0 million for fiscal 2003. We experienced net losses of $3.8 million in fiscal 2002 and $28.9 million in fiscal 2001. Whether we achieve net income on a consistent basis will depend on a number of factors, including:

•                   the level of revenue in any given period;

•                   our expense levels, particularly for manufacturing costs;

•                   our manufacturing efficiency, particularly with respect to new product introductions and high volume products;

•                   cultivating new FSA/FgSA customers; and

•                   the qualification of new products, including new display flex programs and printer flex products.

Data density improvements have reduced worldwide demand for suspension assemblies, and these improvements are expected to continue.

Disk drive manufacturers have been able to steadily increase data density (the amount of data that can be stored on a disk surface), and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to use fewer disks in each disk drive, which in turn reduces the number of components they need, including FSA products. We believe that since 1999, the rate of improvement in data density has exceeded historical rates, and that the average number of suspension assemblies required per drive has decreased from approximately 4.2 in 1999 to approximately 3.4 in 2000, approximately 3.0 in 2001 and approximately 2.5 in 2002. If improvements in data density continue to outpace growth in data storage capacity requirements, then demand for our FSA products may decline and we may not be able to maintain or grow our FSA product business.

To meet industry requirements and remain competitive, we must continue to improve our process capabilities and develop and qualify new products.

Our continued success depends on our ability to continue to develop manufacturing processes that are capable of tighter tolerances and to develop and rapidly bring to volume production new products that meet increasingly higher performance specifications. A number of risks are inherent in this process. Increasingly higher performance specifications, as well as transitions to new product platforms and materials, initially can lower our overall manufacturing yields and efficiencies. This in turn can cause us to delay or miss product shipments. We also may incur higher manufacturing costs and sales returns or we may need to change or develop new manufacturing processes. If processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital.

We may need to increase our research and development and engineering expenses to support technological advances and to develop and manufacture new products and product features. We expect future flexible circuits to require higher performance specifications and thinner or tighter lines and spaces and to incorporate new material sets.

If we fail to successfully introduce new products or product features on a regular and timely basis, demand for our existing products could decline, and our business, financial condition and results of operations could be materially adversely affected. If higher performance specifications and tighter lines and spaces are required and we are not able to meet those requirements, our business, financial condition and results of operations could be materially adversely affected.

We must qualify our products with our customers. The qualification process for these products can be time-consuming, complex and difficult. We cannot be sure that our products will continue to be selected for design into our customers’ products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high volume production quantities, or at all, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to manufacture our products efficiently due to changes in demand or technology, or other unforeseen events.

We manufacture a wide variety of products with different selling prices and manufacturing costs. Our product mix varies weekly as market demand changes. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.

Rapid technological change in the various electronics industries we serve has led to numerous design changes and tighter performance specifications. The resulting new product designs with tighter performance specifications initially are more difficult to manufacture, could require additional capital expenditures and may require increased development and support expenses. Manufacturing yields and efficiencies also vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies as we commence volume manufacturing and thereafter ramp to full production. We have experienced sales returns in the past and as we commence volume manufacturing, as new features for our products are introduced or as new manufacturing processes are implemented, we may experience increased sales returns in the future. We cannot be sure that we will attain our output goals and be profitable with regard to any of our new products.

We may need to transfer production of certain products from one manufacturing site to another. In the past, such transfers have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs. Our manufacturing plants are located in Maple Plain and Litchfield, Minnesota and Korat and Lamphun, Thailand, all of which can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

We may not be able to adequately protect our intellectual property.

We license the technology used to produce our FgSA product and portions of our FSA products in the HDD industry on an exclusive basis from Applied Kinetics, Inc. (“AKI”). Our ability to defend our rights to this intellectual property depends on the validity and enforceability of AKI’s proprietary technology. Should we be unable to enforce our rights with respect to such intellectual property, our business, financial condition and results of operations could be materially adversely affected.

We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. We may not, however, be able to protect our technology adequately. In addition, competitors may be able to develop similar technology independently. Our success depends in large part on trade secrets relating to our proprietary manufacturing processes. We seek to protect these trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

We believe that the patents we hold, control and may obtain are valuable, but that they will not independently determine our success. Moreover, we may not receive patents for our pending patent applications, and our issued patents may not be broad enough to protect our technology adequately. We compete in industries with rapid development and technological innovation. We cannot be sure that we will be able to protect our future technology or that any patent issued to us will not be challenged, invalidated, circumvented or infringed. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

Defending against intellectual property claims may have a material adverse effect on our business.

We and certain users of our products, have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be materially adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims made against us could increase.

We may have difficulty obtaining an adequate supply of raw materials at reasonable prices.

We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process from only one supplier of each such material. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

The loss of key personnel could adversely affect our business.

Our success depends upon the efforts, contributions and abilities of our senior management. We cannot be sure that the services of our key personnel will continue to be available to us. The loss of services of any of these employees could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain the capital we need to maintain or grow our business.

Our ability to execute our long-term strategy may depend on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing credit facilities, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•                   our results of operations;

•                   general economic conditions and conditions in the disk drive industry;

•                   the perception in the capital markets of our business;

•                   our ratio of debt to equity;

•                   our financial condition;

•                   our business prospects; and

•                   changes in interest rates.

In addition, certain covenants relating to our existing indebtedness impose certain limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

Servicing our existing debt may constrain our future operations.

Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

Our financing agreements contain restrictive covenants with which we may not be able to comply.

We have entered into a number of financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, tangible net worth and interest and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to successfully address problems encountered in connection with any future acquisitions.

We expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. Acquisitions and strategic investments, including if we elect to exercise our option to acquire shares of KRP in exchange for delivery of shares of our common stock, involve numerous risks, including:

•                   problems maintaining uniform standards, procedures, controls and policies;

•                   unanticipated costs associated with the acquisition, including accounting charges and transaction expenses;

•                   problems assimilating the purchased technologies, products or business operations;

•                   diversion of management’s attention from our core business;

•                   adverse effects on existing business relationships with suppliers and customers;

•                   risks associated with entering markets in which we have no or limited prior experience; and

•                   potential loss of key employees of acquired organizations.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, including the exercise of our option to acquire shares of KRP, our existing shareholders would be diluted.

We face risks from doing business internationally.

We have manufacturing facilities in Thailand and design, sales and customer support operations in the United Kingdom, Singapore, China and South Korea. Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•                   changes in local regulatory requirements, including restrictions on product content;

•                   changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);

•                   differing degrees of protection for intellectual property;

•                   foreign labor issues;

•                   difficulties in coordinating and managing foreign operations;

•                   potential cross border shipment delays;

•                   instability of foreign economies and governments;

•                   cultural barriers;

•                   wars and acts of terrorism; and

•                   the spread of severe acute respiratory syndrome, or SARS.

Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We face risks from fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange.

While we transact business predominantly in U.S. dollars, a large portion of our sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, we enter into short-term forward foreign currency exchange contracts in the regular course of business. The forward exchange contracts generally require us to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designed as hedges, therefore, the gains and losses on foreign currency transactions are included in income as incurred. No assurance can be given that our strategies will prevent future currency fluctuations from having a material adverse effect on our business, financial condition and results of operations.

A prolonged economic downturn could materially harm our business.

Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks on the United States and abroad, could cause a decrease in consumer and business spending in general.

We may not be able to maintain good relations with our employees.

Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. The locations of our plants and the broad span and technological complexity of our products and processes limit the number of satisfactory engineering and other candidates for key positions.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our operations are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits.

Item 2.   PROPERTIES

At September 30, 2003, we owned an aggregate of approximately 414,000 square feet of manufacturing and other space. Our significant facilities are as follows:

Functions	Location (number of facilities)	Square Feet
Executive offices, research and development and circuit fabrication	Maple Plain, Minnesota (one)	96,000
Circuit inspection and finishing	Korat, Thailand (two)	12,000 8,000
Circuit finishing and assembly, sales and support	Lamphun, Thailand (two)	140,000 15,000
Circuit fabrication	Litchfield, Minnesota (five)	63,000 15,000 10,000 51,000 4,000

Item 3.   LEGAL PROCEEDINGS

We are party to certain lawsuits in the ordinary course of business. Other than with respect to the matter set forth below, we do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

In July 2000, the Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately 90 other defendants. The suit alleges that all of the defendants are violating certain patents owned by Lemelson related to machine vision technologies. Lemelson alleges that certain of the equipment used in our business utilizes this type of technology. We purchased this equipment from vendors whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patent. The complaint seeks damages in an unspecified amount. We have answered the complaint denying that we infringed any of these patents. Since the filing of our answer, the entire case has been stayed in order to allow an earlier-filed case to proceed. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to Lemelson. We do not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this Report.

Item 4A.   EXECUTIVE OFFICERS OF REGISTRANT

Below are the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of September 30, 2003.

Name	Age	Position(s)
Thomas W. Haley	67	Chairman and Director
William P. Murnane	41	President, Chief Executive Officer and Director
Thomas Paulson	47	Senior Vice President and Chief Financial Officer
Brian R. Dahmes	43	Vice President, Research and Development
Keith Foerster	40	Vice President, General Manager, Data Storage
Dennis R. Huber	39	General Manager, FSA Division
Douglas W. Keller	45	Vice President, Finance
Kelly S. Schuller	38	Vice President, General Manager, New Ventures
Nick Tomashot	40	Vice President, Planning and Analysis
Vasu Velayuthan	39	Vice President, Asia Operations

Thomas Haley founded our company and served as President from 1972 to 1988 and Chief Executive Officer from 1988 through 1999. He has been a director and Chairman since our inception in 1972.

William Murnane was promoted to President and Chief Operating Officer in July 1998 and to Chief Executive Officer in January 2000. He has been a director since 1999. Mr. Murnane joined us in July 1995 as Vice President. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten-year career at United Parcel Service. Mr. Murnane is also a director of KR Precision Public Company Limited, Applied Kinetics, Inc. and Transport Corporation of America.

Thomas Paulson joined us in February 2001 as Senior Vice President and Chief Financial Officer. Prior to working with us, Mr. Paulson spent 19 years at The Pillsbury Company where he held a variety of executive positions managing complex financial and business issues in multi-operational and multinational divisions, including Vice President of Finance. Mr. Paulson also serves on the Board of Directors of Applied Kinetics, Inc.

Brian Dahmes joined us in July 1997 as Plant Manager. Mr. Dahmes was promoted to Director of Manufacturing in July 1998 and to Vice President, Quality in March of 1999. In November 1999, he was promoted to Vice President, Managing Director Innovex (Thailand). In August 2001, Mr. Dahmes was named Vice President, Research and Development. From 1992 to 1995, Mr. Dahmes served as Process Engineering Manager for Sheldahl, Inc., and from 1995 to 1997, he was an Engineering Manager with Sheldahl, Inc.

Keith Foerster joined us in May 1992 as a Sales and Marketing Engineer. He has held the following positions with us: National Sales Manager—May, 1995 to July 1997; Director, Hard Disk Drive Sales—July 1997 to August 1999; Senior Director, FSA Development—August 1999 to May 2000; Senior Director, Minnesota Operations—May 2000 to June 2002; Senior Director and General Manager of the Data Storage Division—September 2001 to June 2003; and Vice President and General Manager of the Data Storage Division since June 2003. Previously, Mr. Foerster held positions as a Sales Engineer at Quannon CAD Systems from September 1990 to May 1992 and as a Mechanical Design Engineer at Control Data Corporation from May 1986 to September 1990.

Dennis Huber joined us in January 2001 as a Senior Director and became General Manager of the FSA Division in September 2001. Prior to working with us, Mr. Huber held various engineering positions at Seagate Technology from 1993 to January 2001 and also held various engineering positions at Hutchinson Technology from 1987 to 1993.

Douglas Keller joined us in January 1990 as Corporate Controller. In May 1992, Mr. Keller was made an officer and in October 1996, he was promoted to Vice President, Finance. From July 1988 to January 1990, Mr. Keller was Manager of Financial Accounting and Tax for UFE, Inc., a manufacturer of injection molded plastic components. From 1983 to 1988, Mr. Keller was a Senior Auditor for The Pillsbury Company. From 1980 to 1983, he was a Senior Accountant with Deloitte Haskins & Sells, a CPA firm.

Kelly Schuller joined us in April 2001 as Vice President, Strategic Marketing and New Business Development. Prior to joining us, Mr. Schuller spent five years at McKinsey & Company where he led a number of major strategy and business development engagements for Fortune 500 companies. Before McKinsey, he worked for The Pillsbury Company in Strategic and Financial Planning as well as for Ernst & Young as a certified public accountant. In August 2001, Mr. Schuller was named General Manager of New Ventures.

Nick Tomashot joined us in April 2001 as Director of Planning and Analysis. In June 2003, he was promoted to Vice President of Planning and Analysis. Prior to joining us, Mr. Tomashot was Director of Finance of Rooster.com from 2000 to March, 2001, and was Senior Finance Manager of Diageo PLC, Pillsbury North America in the Non-Dough Foods Division from 1999 to 2000. Prior to that, Mr. Tomashot held various finance positions at Proctor & Gamble from 1993 to 1999 and at The NCR Corporation from 1986 to 1991.

Vasu Velayuthan joined us in March, 2001 as Vice President, Asia Operations. Previously, Mr. Velayuthan spent six years at Seagate Technology where he held a variety of management positions in manufacturing and quality.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

Our common stock is traded in the over-the-counter market under the symbol “INVX.”  As of September 30, 2003, there were 18,906,739 shares of common stock outstanding, held by approximately 526 shareholders of record.

In August 4, 2003, the Company consummated the sale of 3,450,000 shares of common stock at a public offering price of $12.25 per share. The net offering proceeds to the Company were $39,461,750 after deducting total estimated expenses of the offering.

Price Range of Common Stock

The table below sets forth the high and low sale prices as reported on the Nasdaq National Market for the periods indicated.

	2003		2002
	High	Low	High	Low
First Quarter	$5.200	$1.560	$4.200	$1.260
Second Quarter	7.180	4.050	5.170	3.310
Third Quarter	11.500	6.310	7.425	3.600
Fourth Quarter	15.290	9.560	4.100	1.950

Dividend Policy

We have not declared a dividend on our common stock since November 1999. We currently intend to retain all available funds, after repayment of the debt, to support our operations and to finance growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to the dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, credit facility restrictions, capital requirements, financial condition, future prospects and other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 30, 2003. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders:	1,990,402	$7.11	195,526
Equity compensation plans not approved by stockholders:	—	—	—
Total	1,990,402	$7.11	195,526

(1)          Excludes shares of stock listed in first column.

The equity compensation plans approved by our shareholders are the 1983 Employee Incentive Stock Option Plan, 1987 Employee Stock Option Plan, 1994 Stock Option Plan, and the 2000 Restricted Stock Plan. No shares remain available for future awards under the 1983 Plan.

The Company also maintains an Employee Stock Purchase Plan, participation in which is available to substantially all of the Company’s employees. Participating employees may purchase the Company’s common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the period. The six-month participation period runs from April 1 to September 30 and from October 1 to March 31 each year. Employees may contribute up to 10% of their base compensation to the plan subject to certain IRS limits on stock purchases through the plan. This plan has been approved by the Company’s shareholders.

Use of Proceeds from Registered Securities

On July 29, 2003, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-3 (File No. 333-106734) registering 3,000,000 shares of its newly issued common stock (plus an additional 450,000 to cover an overallotment). SG Cowen Securities Corporation, C.E. Unterberg, Towbin and Craig-Hallum Capital Group LLC acted as managing underwriters for the offering.

On August 4, 2003, the Company consummated the sale of 3,450,000 shares of common stock at a public offering price of $12.25 per share.

Total offering expenses were approximately $2,800,750. These expenses consisted of $2,535,750 in underwriting discounts and approximately $265,000 of other offering related expenses including legal and accounting fees, printing and other expenses. The net offering proceeds to the Company were $39,461,750 after deducting total estimated expenses of the offering.

On August 4, 2003, the Company applied $4.7 million of the net offering proceeds to pay down outstanding debt relating to its credit facilities with Wells Fargo Commercial Bank. On August 6, 2003, the Company paid down the outstanding balance under its revolving Thailand packing credit facilities by $15.0 million. The Company intends to use the remainder of the net proceeds for general corporate purposes.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended September 30, 2003. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	For the Years Ended September 30,
	1999	2000	2001	2002	2003
(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$103,198	$164,462	$145,635	$134,728	$153,007
Cost of sales	76,277	139,843	128,978	118,671	132,142
Gross profit	26,921	24,619	16,657	16,057	20,865
Operating expenses:
Selling, general and administrative	9,788	16,089	18,513	16,618	17,941
Engineering	4,581	7,731	6,431	5,665	6,459
Restructuring	4,461	13,601	20,373	950	750
Total operating expenses	18,830	37,421	45,317	23,233	25,150
Income (loss) from operations	8,091	(12,802)	(28,660)	(7,176)	(4,285)
Interest and other income (expense)	1,147	(2,767)	(3,689)	(2,265)	(2,273)
Income (loss) before provision for income taxes	9,238	(15,569)	(32,349)	(9,441)	(6,558)
Benefit (provision) for income taxes	(2,680)	4,515	3,473	5,606	3,599
Net income (loss)	$6,558	$(11,054)	$(28,876)	$(3,835)	$(2,959)
Net income (loss) per share
Basic	$0.44	$(0.75)	$(1.93)	$(0.25)	$(0.19)
Diluted	$0.44	$(0.75)	$(1.93)	$(0.25)	$(0.19)
Cash dividends per share	$0.16	$0.04	$—	$—	$—
	As of September 30,
	1999	2000	2001	2002	2003
(In thousands)
Consolidated Balance Sheet Data:
Total assets	$178,806	$167,680	$142,667	$114,928	$137,583
Long-term debt, less current maturities	26,376	21,003	26,403	15,372	9,087
Stockholders’ equity	107,134	96,396	68,175	64,421	103,547

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Business—Risks Related to Our Business” and elsewhere in this report.

We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”) in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), liquid crystal displays (“LCDs”) for mobile communication devices, tape drives and arrays, flat panel displays and printers. Our customers include 3M, Dell, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

Prior to 1999, our primary products were small lead wire assemblies for computer disk drives. The disk drive industry has transitioned away from lead wire assembly interconnects to integrated interconnects such as our Flex Suspension Assembly (“FSA”) products. This transition has had a significant impact on our operations since 1998 as we have had to manage the rapid increase in our flexible circuit business while controlling the rapid drop in our lead wire assembly operations. Lead wire assembly sales constituted none of fiscal 2003, 2002 and 2001 consolidated net sales after comprising over 72% of fiscal 1998 net sales.

Net Sales and Revenue Recognition

We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products directly throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts, with sales through distributors representing less than 5% of our total net sales for fiscal years 2003, 2002 and 2001. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers’ manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer’s acknowledgment of the receipt of the goods.

Costs and Expenses

Cost of sales consists primarily of:

•                   material costs for raw materials and semi-finished components used for assembly of our products;

•                   labor costs directly related to manufacture, assembly and inspection of our products;

•                   costs of general utilities, production supplies and chemicals consumed in the manufacturing processes;

•                   costs related to the maintenance of our manufacturing equipment and facilities;

•                   costs related to material and product handling and shipment;

•                   depreciation costs related to facilities, machinery and equipment used to manufacture, assemble and inspect our products; and

•                   salaries and overhead attributed to our supply chain, process engineering and manufacturing personnel.

Selling, general and administrative expenses primarily consist of:

•                   salaries and related selling (commissions, travel, business development and program management), administrative, finance, human resources, regulatory, information services and executive personnel expenses;

•                   other significant expenses related to external accounting, software maintenance and legal and regulatory fees; and

•                   overhead attributed to our selling, general and administrative personnel.

Engineering expenses include costs associated with the design, development and testing of our products and processes. These costs consist primarily of:

•                   salaries and related development personnel expenses;

•                   overhead attributed to our development and test engineering personnel; and

•                   prototyping costs related to the development of new products.

Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. In fiscal 2000, we closed our Agua Prieta, Mexico facility and moved the operations to our facility in Lamphun, Thailand and recorded the associated restructuring charges. In fiscal 2001, we recorded restructuring charges related to closing our Chandler, Arizona facility and transferring manufacturing operations to our Minnesota and Thailand locations. Because we initially underestimated the costs relating to these restructurings, we recorded additional restructuring charges in fiscal 2001 and 2002 and in our current fiscal year. As of September  30, 2003, we believe that the restructuring related to the closing of these two facilities has been substantially completed.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Years Ended September 30,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.6	88.1	86.4
Gross profit	11.4	11.9	13.6
Operating expenses:
Selling, general and administrative	12.7	12.3	11.7
Engineering	4.4	4.2	4.2
Restructuring	14.0	0.7	0.5
Total operating expenses	31.1	17.2	16.4
Income (loss) from operations	(19.7)	(5.3)	(2.8)
Net interest and other expense	(2.5)	(1.7)	(1.5)
Income (loss) before provision for income taxes	(22.2)	(7.0)	(4.3)
Benefit (provision) for income taxes	2.4	4.2	2.4
Net income (loss)	(19.8)%	(2.8)%	(1.9)%

Comparison of the Fiscal Years Ended September 30, 2003 and 2002

Net Sales

Our net sales were $153.0 million for the year ended September 30, 2003, compared to $134.7 million for the year ended September 30, 2002, an increase of 14%. Our net sales from operations were $41.5 million in the fourth quarter of fiscal 2003, compared to $30.1 million in the fourth quarter of fiscal 2002, an increase of 38%. These increases were due to higher sales generated by disk drive, semiconductor packaging and LCD display applications. The increased disk drive sales were related to our improved FSA market share as our largest customer in the disk drive industry transitioned to the 80 gigabyte (“GB”) per platter technology platform. Semiconductor packaging net sales increased due to higher demand from our stacked memory customers. The LCD sales improvement was related to the continued ramp-up of the new LCD program announced during the first quarter of fiscal 2003.

Sales from the disk drive industry generated 76% of our net sales for the year ended September 30, 2003, compared to 74% for the year ended September 31, 2002, sales from semiconductor packaging applications were 7%, compared to 3%, network system application sales were 6% for both years, display application net sales were 5% versus 0%, consumer application sales were 5% versus 14% and sales from other industry applications were 1% for the year ended September 30, 2003 versus 3% for the year ended September 30, 2002.

We expect net sales for fiscal 2004 to improve as we continue to benefit from the qualification of our FSA product on 80 GB per platter disk drive programs, additional program qualifications for our disk drive actuator flex products, increases in demand for our stacked memory flex product and additional LCD flex programs enter production.

Gross Profit

Our gross profit was $20.9 million for the fiscal year ended September 30, 2003, compared to $16.1 million for the fiscal year ended September 30, 2002, an increase of 30%. Our gross margin for the fiscal year ended September 30, 2003 increased to 14%, compared to 12% for the fiscal year ended September 30, 2002. The increase in gross margin was primarily due to higher net sales increasing our fixed cost leverage and efficiency improvements related to Six Sigma and other initiatives. These improvements offset the incremental start-up and tooling costs related to new product introductions and product mix changes resulting from a lower portion of sales from HIF, one of our older products, within our product mix that impacted the first half of fiscal 2003. We experienced a significant product transition during the second quarter of fiscal 2003, converting approximately 70% of our products to new designs. The product mix for the first half of fiscal 2003 also had an increased share of FSA sales with higher material pass through content related to the suspension material used in the FSA product. The fiscal 2002 product mix included a higher share of our HIF product, which does not include the suspension related pass through material.

We anticipate that gross margins in fiscal 2004 will improve as net sales are expected to increase and the efficiency improvements benefiting the fourth quarter of fiscal 2003 continue to have a positive impact.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended September 30, 2003 were $17.9 million, compared to $16.6 million in the fiscal year ended September 30, 2002, an increase of 8%. As a percentage of net sales, selling, general and administrative expenses were 12% for both the fiscal year ended September 30, 2003 and 2002. The increase in fiscal 2003 spending was primarily due to increased commissions and royalties resulting from the increase in net sales, consulting and training costs related to implementation of the company-wide Six Sigma program and severance costs of approximately $400,000 recorded during the first quarter of fiscal 2003 related to efforts to increase operational efficiency by consolidating from four marketing groups to three.

Selling, general and administrative expenses for fiscal 2004 are expected to decrease as a percentage of net sales due to a reduced level of Six Sigma spending and anticipated increased net sales in fiscal 2004.

Engineering

Engineering expenses for the fiscal year ended September 30, 2003 were $6.5 million, compared to $5.7 million for the fiscal year ended September 30, 2002, an increase of 14%. The increase in fiscal 2003 engineering expenses was primarily due to increased spending on new product development, further spending related to FSA and FgSA technology improvements, qualifying products and processes for new applications including LCD displays, printers, semiconductor packaging substrates and other high-end flexible circuit technology development related to new products. As a percentage of net sales, engineering expenses were 4% of sales for both the fiscal year ended September 30, 2003 and 2002.

Engineering expenses for fiscal 2004 are expected to decrease as a percentage of net sales due to an expected increase in sales while engineering expenses are expected to remain flat.

Restructuring

Restructuring charges for the fiscal year ended September 30, 2003 were $750,000, compared to $950,000 for the fiscal year ended September 30, 2002. In fiscal 2003, the charges were recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs, primarily to buy out the remainder of the Chandler, Arizona facility lease through its June 2003 termination. In the fiscal year ended September 30, 2002, the charges were also recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs and an additional accrual was recorded to complete the restructuring related to the closing of our Mexican facility. As of September 30, 2003, the restructuring was substantially complete.

Net Interest and Other Expense

Net interest expenses were $2.0 million in the fiscal year ended September 30, 2003, compared to $2.6 million for the fiscal year ended September 30, 2002, a decrease of 22%. Interest expense decreased in 2003 primarily due to average interest-bearing debt being $11.0 million lower for the twelve months ended September 30, 2003 compared to the twelve months ended September 30, 2002. Net other expense was $234,000 in the fiscal year ended September 30, 2003 as compared to net other income of $351,000 in the fiscal year ended September 30, 2002. The decrease was the result of foreign currency exchange losses being incurred in fiscal 2003 while a foreign currency gain was generated in fiscal 2002 and the write off of the loan origination fees related to the U.S. based credit facility which was paid off in the fourth quarter of fiscal 2003.

Income Taxes

Income tax benefit for the fiscal year ended September 30, 2003 was $3.6 million, compared to $5.6 million for the fiscal year ended September 30, 2002. The fiscal 2003 tax benefit was calculated as the change in the deferred tax asset from 2002. We have determined that it is more likely than not that we will be able to utilize the tax benefit in the future. During the second quarter of fiscal 2002, approximately $1.7 million of the tax benefit recorded was due to a reduction of the deferred tax allowance. The deferred tax allowance was reduced as a result of the estimated improvement in deferred tax asset recoverability in light of the receipt of a $13.2 million tax refund resulting from the carry-back of the fiscal 2001 net operating loss.

Comparison of the Fiscal Years Ended September 30, 2002 and 2001

Net Sales

Our net sales were $134.7 million in fiscal 2002, compared to $145.6 million in fiscal 2001, a decrease of 7%. The largest portion of the decline was due to a reduction in flexible circuit sales for high-end tape library, tape backup and array applications as a result of lower worldwide information technology infrastructure spending. In addition, fiscal 2002 did not include any sales of our bridge flex product as the product was phased out in early fiscal 2001. The bridge flex was a transitional product that completed the connection from the suspension to the actuator flex for disk drive head interconnect solutions that terminated at the back of the suspension. The need for bridge flex products was eliminated as the conductors from subsequent versions of these disk drive head interconnect solutions extended beyond the suspension. In fiscal 2002, we also experienced a continued decline in flexible circuit sales from mobile communications devices as the telecommunications market continued to be less active. The decline in sales was partially offset through increased sales in other areas including disk drive actuator flex, DVD, semiconductor packaging and solid ink printer applications. Sales from disk drive actuator flex products increased as the result of market share gains. DVD related sales increased due to a customer’s new product introduction. Semiconductor packaging sales improved as a result of increased demand for stacked memory for high-end server applications.

Our sales from the disk drive industry generated 74% of fiscal 2002 net sales compared to 68% in fiscal 2001. Consumer application sales were 14% of net sales in fiscal 2002 as compared to 10% in fiscal 2001 due to DVD and solid ink printer sales increases. Sales generated from network system applications were 6% in fiscal 2002 down from 13% in fiscal 2001 due to the decrease in tape storage related sales. Sales from other applications were 6% in fiscal 2002 compared to 9% in fiscal 2001.

Gross Profit

Our gross profit was $16.1 million for fiscal 2002, compared to $16.7 million for fiscal 2001, a decrease of 4%. However, our gross margin for fiscal 2002 increased slightly to 12%, from the 11% reported for fiscal 2001. The improved gross margin percentage was primarily due to a lower fixed cost basis resulting from cost reduction measures we took in fiscal 2001. This cost reduction was partially offset by lower fixed cost leverage caused by the reduction in sales. The cost reduction measures included the transfer of manufacturing operations from Chandler, Arizona to our Minnesota and Thailand facilities and a reduction of our workforce. The benefit of the lower cost base was also partially offset by an increase in variable material costs caused by an increased proportion of FSA products in the product mix. FSA products have a higher variable material cost component than products including only flexible circuits due to the cost of the purchased suspension to which the flexible circuit is attached.

Selling, General and Administrative

Selling, general and administrative expenses were $16.6 million in fiscal 2002, compared to $18.5 million in fiscal 2001, a decrease of 10%. The decrease in fiscal 2002 expenses was a result of the fiscal 2001 restructuring that closed our Chandler, Arizona facility and reduced our overall workforce size combined with general cost-cutting measures. As a percentage of net sales, selling, general and administrative expenses were 12% for the fiscal year ended September 30, 2002 as compared to 13% for the prior year.

Engineering

Engineering expenses were $5.7 million in fiscal 2002, compared to $6.4 million in fiscal 2001, a decrease of 12%. The decline in our fiscal 2002 expenses was partially a result of a reduced workforce related to the fiscal 2001 restructuring that closed our Chandler, Arizona facility. Engineering expenses were 4% of sales for the fiscal year ended September 30, 2002, unchanged from the prior year. Fiscal 2002 engineering expenses were focused on manufacturing process improvements, further FSA and FgSA technology improvements, qualifying products and processes for new applications including LCD displays, printers, semiconductor packaging substrates and other high-end flexible circuit technology development related to new products.

Restructuring

Restructuring and asset impairment charges for fiscal 2002 were $950,000, compared to $20.4 million in fiscal 2001. In fiscal 2002 the charges were recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs and for costs to complete the disposal of the Agua Prieta, Mexico facility. The fiscal 2001 costs included asset impairment and restructuring charges of $9.8 million and $10.1 million related to the restructuring of our manufacturing operations. The restructuring was related to closing our Chandler, Arizona facility and moving manufacturing operations to our Minnesota and Thailand locations. The charges included approximately $6.4 million related to asset impairment of property and equipment and $3.4 million for the impairment of the remaining unamortized balance of the goodwill recorded at the time of our September 1999 acquisition of ADFlex Solutions, Inc. The charge also includes $1.6 million of inventory write-offs related to discontinued product lines, accrued liabilities of $2.2 million for employee severance and benefits and $6.3 million for facility abandonment costs. The restructuring was substantially complete as of September 30, 2002 with the exception of the costs accrued to maintain the leased Chandler facility until its disposition. The fiscal 2001 costs also included a $495,000 charge relating to an increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of our facility located in Agua Prieta, Mexico. The facility was sold during the fiscal 2002 second quarter.

Net Interest and Other Expense

Net interest expenses were $2.6 million for fiscal 2002, compared to $3.4 million for fiscal 2001, a decrease of 24%. The net interest decrease in fiscal 2002 was due to lower interest rates on our U.S. based debt facilities which have floating interest rates and the reduction in interest-bearing debt by over $14.0 million during fiscal 2002. Fiscal 2002 net other income of $351,000 was primarily income from our 35% investment in Applied Kinetics, Inc. (“AKI”). Net other expense in fiscal 2001 of $266,000 was primarily due to increased foreign currency transaction costs as a result of the high level of sales recorded in Thailand baht and foreign currency translation losses related to the volatility of the Thailand baht/U.S. dollar relationship during the year.

Income Taxes

The income tax benefit for fiscal 2002 was $5.6 million reflecting an effective tax rate of 59.4%. The effective tax benefit rate was higher than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation and a reduction in our deferred tax allowance. The deferred tax allowance was reduced as a result of the estimated improvement in deferred tax asset recoverability in light of the receipt of a $13.2 million tax refund resulting from the carry-back of the fiscal 2001 net operating loss. The carry-back was allowed as part of the economic relief act that was passed into law during the second quarter of fiscal 2002. The fiscal 2001 income tax benefit was $3.5 million, resulting in an effective tax rate of 10.7%. The effective tax benefit rate was lower than the statutory federal rate primarily due to an increase in the deferred tax allowance.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•                   Allowance for Excess and Obsolete Inventory. Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, our cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly different than the established reserves, a revision to the obsolescence allowance would be recorded in the period in which such a determination was made.

•                   Goodwill. We adopted Statement of Financial Accounting Standards 142, Goodwill and Intangible Assets effective October 1, 2001 and as a result discontinued the amortization of goodwill and any other intangible assets determined to have indefinite lives. We have determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

•                   Deferred Taxes. We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is set up where the realization of any deferred taxes becomes less likely than not to occur. We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash from operating activities, bank credit facilities and employee stock option exercises. Cash and equivalents were $21.6 million at September 30, 2003 and $2.4 million at September 30, 2002.

Net cash provided by operating activities was $1.3 million in the fiscal year ended September 30, 2003, compared to net cash provided by operating activities of $15.9 million in the fiscal year ended September 30, 2002.

For the fiscal year ended September 30, 2003, net cash provided by operating activities was primarily due to non-cash charges for restructuring and depreciation more than offsetting the pre-tax loss for the period and the increase in accounts receivable at September 30, 2003 from September 30, 2002 as a result of the increased level of sales at the end of September 30, 2003. Net cash provided by operating activities was also benefited from an increase in accounts payable for the same period as a result of the increased manufacturing activity levels and by decreases in inventory and the receipt of a tax refund. A decrease in accrued liabilities resulting from the payment of accrued restructuring charges during the period reduced the net cash provided by operating activities.

For fiscal 2002, net cash provided by operating activities was primarily due to the receipt of a $13.2 million tax refund and non-cash charges for depreciation and deferred tax benefits more than offsetting the net loss for the period. Net cash provided by operating activities was also benefited by decreases in inventory and accounts receivable more than offsetting a decrease in accounts payable for the period. A decrease in accrued liabilities resulting from the payment of accrued restructuring charges during the period significantly reduced the net cash provided by operating activities.

For fiscal 2001, net cash provided by operating activities was primarily due to non-cash charges for restructuring, depreciation and deferred tax benefits more than offsetting the net loss for the period. Net cash provided by operating activities was also benefited by decreases in inventory and accounts receivable more than offsetting a decrease in accounts payable for the period. A decrease in accrued liabilities resulting from the payment of accrued restructuring charges during the period significantly reduced the net cash provided by operating activities.

Net cash used in investing activities was $4.9 million in the fiscal year ended September 30, 2003, compared to $1.1 million in fiscal 2002 and $11.8 million in fiscal 2001. In the fiscal year ended September 30, 2003, net cash used in investing activities was attributed to the purchase of test equipment and equipment to expand capacity in selected areas. Fiscal 2002 net cash used in investing activities was due to capital expenditures of $3.5 million being partially offset by proceeds from the sale of our Mexican facility. Fiscal 2002 capital expenditures primarily included technological upgrades, selected capacity increases and facility improvements. Fiscal 2001 net cash used in investing activities was primarily related to capital expenditures for additional FSA attachment equipment and the Minnesota and Thailand facility additions related to the move of operations from Arizona to Minnesota and Thailand.

Net cash provided by financing activities was $22.9 million in the fiscal year ended September 30, 2003, compared to net cash used in financing activities of $14.2 million in fiscal 2002 and net cash provided by financing activities was $10.5 million in fiscal 2001. During the fiscal year ended September 30, 2003, net cash provided by financing activities was primarily the result of net proceeds from a follow-on stock offering of $39.5 million partially offset by the pay down of interest bearing debt. Fiscal 2002 net cash used by financing activities was due to reductions in the outstanding balances under our Thailand packing credit facilities, scheduled payments under our U.S. and Thailand long-term credit facilities and an additional $1.6 million payment made under our U.S. long-term credit facility. Fiscal 2001 net cash provided by financing activities was primarily due to proceeds from our new Thailand long and short-term credit facilities more than offsetting scheduled payments made under our U.S. based credit facilities.

In April 2001, we entered into a 1.2 billion Thailand baht (approximately $28.0 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short-term working capital facility and a 10 million baht overdraft facility. The Thailand based facility is secured by certain receivables, inventory and assets held by us in Thailand. In June 2002, we completed a 300 million Thailand baht (approximately $6.8 million) expansion of our Thailand credit facilities also secured by certain receivables and inventory held by us in Thailand. In February 2003, we completed a 220 million baht (approximately $5.1 million) expansion of our Thailand credit facilities, increased our working capital facility by 150 million baht and reduced our packing credit facility by 150 million baht. The new long-term debt is secured by specified equipment held by Innovex Thailand, our wholly owned subsidiary. As of September 30, 2003 we had approximately $11.9 million outstanding under our Thailand credit facilities.

On August 4, 2003, the entire remaining balance of a credit facility with Wells Fargo Commercial Bank was paid off. There are no remaining obligations under this facility. We are currently in compliance with covenants under our Thailand based financing agreements.

We believe that with the existing U.S. and Thailand credit facilities, cash generated from operations and the proceeds from a stock offering received on August 4, 2003, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our FSA, actuator flex, stacked memory flex and display flex products and cash flow from operations.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 clarifies the accounting for costs associated with exit or disposal activities. We adopted this statement effective in January 2003, which did not have a material effect on our consolidated financial statements.

Effective for the period ended March 31, 2003, we adopted SFAS 148, Accounting for Stock-based Compensation—Transition and Disclosure. SFAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. The disclosure requirements of this pronouncement are included in our consolidated financial statements for the period ended September 30, 2003.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the statement of financial position classification of certain financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company beginning with its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Forward Looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties are set forth under “Business—Risks Related to Our Business”  in this Annual Report and include the timely availability and acceptance of new products including the FgSA, LCD flexible circuits and semiconductor packaging substrates, the impact of competitive products and pricing, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company’s revenue is generated from the disk drive, integrated circuit substrates, consumer electronics and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At September 30, 2003, we had open forward exchange contracts to buy Thailand baht maturing October 3, 2003 with a notional amount of 100 million Thailand baht, (approximately $2.5 million) and contracts to buy Thailand baht maturing January 9, 2004 with a notional amount of 150 million baht, (approximately $3.8 million). No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Innovex, Inc.

We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Minneapolis, Minnesota
October 27, 2003

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2003	2002
ASSETS
Current assets:
Cash and equivalents	$21,606,761	$2,364,136
Accounts receivable, less allowance for doubtful accounts of $343,000 (2002—$425,000)	24,449,708	16,773,103
Inventories	8,634,976	9,285,600
Income taxes receivable	59,223	1,362,329
Deferred income taxes—current	3,883,473	3,147,691
Other current assets	1,897,219	1,748,962
Total current assets	60,531,360	34,681,821
Property, plant and equipment—at cost:
Land and land improvements	3,620,545	3,620,545
Buildings and leasehold improvements	38,882,762	38,829,134
Machinery and equipment	73,035,365	69,078,164
Office furniture and fixtures	1,504,856	1,479,936
	117,043,528	113,007,779
Less accumulated depreciation and amortization	50,162,884	39,316,085
Net property, plant and equipment	66,880,644	73,691,694
Goodwill	3,000,971	3,000,971
Deferred income taxes—long-term	4,829,068	1,236,038
Other assets	2,341,108	2,317,340
Total assets	$137,583,151	$114,927,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,190,580	$10,798,096
Line of credit	—	7,302,352
Accounts payable	15,805,111	13,075,040
Accrued compensation	2,261,101	1,653,223
Other accrued liabilities	1,692,625	2,305,858
Total current liabilities	24,949,417	35,134,569
Long-term debt, less current maturities	9,086,977	15,371,841
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 18,906,739 shares issued and outstanding (2002—15,108,283)	756,270	604,331
Capital in excess of par value	59,748,421	17,815,641
Retained earnings	43,042,066	46,001,482
Total stockholders’ equity	103,546,757	64,421,454
Total liabilities and stockholders’ equity	$137,583,151	$114,927,864

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2003	2002	2001
Net sales	$153,007,469	$134,727,529	$145,635,446
Costs and expenses:
Cost of sales	132,141,805	118,671,425	128,977,986
Selling, general and administrative	17,941,200	16,617,803	18,513,296
Engineering	6,459,015	5,665,207	6,430,505
Restructuring charges	750,000	950,000	20,372,939
Interest expense	2,069,539	2,734,750	3,550,295
Interest income	(29,752)	(119,356)	(126,786)
Other (income) expense, net	233,877	(351,345)	265,841
	159,565,684	144,168,484	177,984,076
Income (loss) before provision for income taxes	(6,558,215)	(9,440,955)	(32,348,630)
Benefit (provision) for income taxes	3,598,799	5,605,890	3,472,950
Net income (loss)	$(2,959,416)	$(3,835,065)	$(28,875,680)
Net income (loss) per share:
Basic	$(0.19)	$(0.25)	$(1.93)
Diluted	$(0.19)	$(0.25)	$(1.93)
Weighted average shares outstanding:
Basic	15,735,510	15,080,441	14,987,395
Diluted	15,735,510	15,080,441	14,987,395

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2003, 2002 and 2001

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total Stockholders’ Equity
Balance at October 1, 2000	$597,211	$17,086,609	$78,712,227	$96,396,047
Shares issued through exercise of stock options	2,358	260,472	—	262,830
Tax benefits derived from exercise of stock options	—	142,983	—	142,983
Shares issued through employee stock purchase plan	2,201	246,391	—	248,592
Net loss	—	—	(28,875,680)	(28,875,680)
Balance at September 30, 2001	601,770	17,736,455	49,836,547	68,174,772
Shares issued through exercise of stock options	364	16,562	—	16,926
Shares issued through employee stock purchase plan	2,197	62,624	—	64,821
Net loss	—	—	(3,835,065)	(3,835,065)
Balance at September 30, 2002	604,331	17,815,641	46,001,482	64,421,454
Shares issued through exercise of stock options	10,788	1,964,496	—	1,975,284
Tax benefits derived from exercise of stock options	—	490,326	—	490,326
Shares issued through employee stock purchase plan	3,151	154,208	—	157,359
Shares issued through follow-on offering	138,000	39,323,750	—	39,461,750
Net loss	—		(2,959,416)	(2,959,416)
Balance at September 30, 2003	$756,270	$59,748,421	$43,042,066	$103,546,757

INNOVEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(2,959,416)	$(3,835,065)	$(28,875,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,709,258	13,359,337	13,155,347
Restructuring charges	750,000	950,000	20,372,939
Other non-cash items	(8,722)	(123,983)	288,462
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(7,676,605)	2,542,203	4,519,232
Inventories	650,624	4,496,595	6,152,929
Deferred income taxes	(4,328,812)	9,036,801	(1,609,744)
Income taxes	1,303,106	685,842	2,166,609
Other current assets	(148,257)	(1,281,147)	870,023
Accounts payable	2,730,071	(3,363,845)	(8,433,257)
Other current and long-term liabilities	(755,355)	(6,600,678)	(7,194,652)
Net cash provided by operating activities	1,265,892	15,866,060	1,412,208
Cash Flows From Investing Activities:
Capital expenditures	(4,946,222)	(3,535,356)	(11,743,419)
Business acquisition	—	—	(256,000)
Proceeds from sale of assets	32,968	2,451,499	192,460
Other	—	—	(3,548)
Net cash used in investing activities	(4,913,254)	(1,083,857)	(11,810,507)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(11,892,380)	(10,167,262)	(7,651,057)
Net (payments) proceeds on line of credit	(7,302,352)	(4,597,648)	2,200,000
Issuance of long-term debt	—	466,824	15,319,737
Proceeds from follow on offering	39,461,750	—	—
Proceeds from exercise of stock options	2,465,610	16,926	405,813
Proceeds from employee stock purchase plans	157,359	64,821	248,592
Net cash provided by (used in) financing activities	22,889,987	(14,216,339)	10,523,085
Increase (decrease) in cash and equivalents	19,242,625	565,864	124,786
Cash and equivalents at beginning of year	2,364,136	1,798,272	1,673,486
Cash and equivalents at end of year	$21,606,761	$2,364,136	$1,798,272

Supplemental Disclosures:

Cash paid for interest was approximately $2,343,000; $2,834,000; and $3,508,000 in 2003, 2002 and 2001.

Income tax payments were approximately $6,000; $29,000; and $86,000 in 2003, 2002 and 2001.

Tax benefits derived from exercise of stock options totaling approximately $490,000, $0 and $143,000 in 2003, 2002 and 2001 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003, 2002 and 2001

Note A.—Summary of Significant Accounting Policies

Innovex, Inc. and Subsidiaries (the “Company”) is a diversified manufacturer of electrical components for the computer, data storage, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company’s revenues, operating profits and assets relate to one operating segment involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Litchfield and Maple Plain, Minnesota and Lamphun and Korat, Thailand.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Fiscal Year—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal years ended September 30, 2003, 2002 and 2001 all include fifty-two weeks of operations.

Foreign Currency Translation—The Company uses the United States dollar as its functional currency for its subsidiary in Thailand. Re-measurement gains and losses, resulting from the process of re-measuring the foreign currency denominated assets and liabilities of these foreign subsidiaries into U.S. dollars, are included in operations. Net foreign currency re-measurement and foreign exchange instrument gains (losses) of ($321,000), $71,000 and ($457,000) were included in other income (expense) in the fiscal years ended September 30, 2003, 2002 and 2001.

Foreign Exchange Instruments—The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the Company to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at the inception of the contracts. The contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in other income (expense). The Company does not enter into forward exchange contracts for trading purposes.

Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $10.2 million at September 30, 2003, and no cash equivalents at September 30, 2002. Cash of approximately $11.1 million and $1.7 million were on deposit in foreign financial institutions at September 30, 2003 and 2002.

Accounts Receivable—The Company grants credit to customers in the normal course of business and generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses.

Inventories—Inventories which are composed of raw materials, work-in-progress and finished goods are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note A.—Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment—Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated service lives range from 5 to 30 years for buildings and leasehold improvements, from 2 to 7 years for machinery and equipment and from 3 to 7 years for office furniture and fixtures.

Goodwill—Prior to October 1, 2001, goodwill was amortized on the straight-line basis over 10 years. On October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. As a result, the Company discontinued the amortization of goodwill and any other intangible assets determined to have indefinite useful lives. For the twelve-month period ended September 30, 2001, the Company would have reported adjusted net loss and diluted net loss per share of $28,509,000 and $1.90, respectively, had it discontinued amortization of intangibles at October 1, 2000. Adjusted net loss and diluted net loss per share excludes, from previously reported financial information, goodwill amortization of $366,000, net of tax, for the twelve-month period ended September 30, 2001. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises.

Fair Values of Financial Instruments—Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Net Income (Loss) Per Share—The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 859,125, 1,312,812 and 1,226,222 shares of common stock with weighted average exercise purchase prices of $12.46, $11.19 and $12.34 were outstanding during 2003, 2002 and 2001, but were excluded from the computation of common share equivalents because they were antidilutive.

Revenue Recognition— The Company makes electronic components (flexible circuits) based on customer specifications. The Company’s revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. In recognizing revenue in any period, the company applies the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

For all sales, a binding purchase order is used as evidence of an arrangement. The Company also stores inventory in warehouses (JIT hubs—third party owned warehouses) that are located close to the customer’s manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods. The Company has an implied warranty that the products meet the customer’s specification. Credits are only issued for customer returns.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note A.—Summary of Significant Accounting Policies (Continued)

Use of Estimates—Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Income Taxes—The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

Stock Based Compensation—The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. The Company’s 2003, 2002 and 2001 pro forma net income (loss) and diluted net income (loss) per share would have been ($3,671,000), ($4,623,000) and ($29,868,000) or ($0.23), ($0.32) and ($2.06) had the fair value method been used for valuing options granted during those years. The weighted average fair value of options granted in 2003, 2002 and 2001 was $1.60, $1.46 and $5.11. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 66%, 90% and 72%; dividend yields of 0.0%; risk-free rate of return of 2.6%, 4.0% and 5.2%; and an average term of 4.5 years for 2003, 2002 and 2001. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely tradable.

New Pronouncements— In May 2003, the Financial Accounting Standards Board (FASB) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the statement of financial position classification of certain financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 beginning July 1, 2003 which had no impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company beginning with its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note B.—Inventories

Inventories are comprised of the following at September 30:

	2003	2002
Raw materials and purchased parts	$4,361,355	$3,938,671
Work-in-process and finished goods	4,273,621	5,346,929
	$8,634,976	$9,285,600

Note C.—Line of Credit and Long-Term Debt

On April 23, 2001, the Company entered into a 1.2 billion Thailand baht (approximately $28 million) credit facility agreement with Bank of Ayudhya Public Company Limited (BAY) and The Industrial Finance Corporation of Thailand (IFCT). The facility is comprised of a 590 million baht term loan, a 530 million baht packing credit facility, a 70 million baht short term working capital facility, and a 10 million baht overdraft facility. On March 1, 2002 the Company entered into a supplemental agreement with BAY and IFTC, increasing the packing credit facility to 830 million baht. On February 28, 2003, the Company completed a 220 million baht (approximately $5.1 million) expansion of its Thailand term loan, increased the working capital facility by 150 million baht and reduced the packing credit facility by 150 million baht. As of September 30, 2003, 81 million baht of the additional term loan facility had been utilized.

Under the terms of the Thailand based credit facility, any outstanding balance on the original term loan bears interest at the average MLR rate, 5.88% at September 30, 2003. The original term loan is serviced by quarterly payments continuing through December 30, 2005. Payments will be 35 million baht per quarter for fiscal 2004, 40 million baht per quarter for the following year, and 47 million baht for the remaining two quarterly payments. Under the terms of the February 28, 2003 agreement, any outstanding balance on the additional term loan bears interest at 6.00% annually until February 28, 2004, at which time the outstanding balance will bear interest at the average MLR rate, 5.88% at September 30, 2003. The additional term loan is serviced by quarterly payments commencing March 31, 2004 and continuing through December 31, 2007. Payments will be 10 million baht per quarter for the first year, 12.5 million baht per quarter for the second year, 15 million baht per quarter for the third year, and 17.5 million baht per quarter for the fourth year. The payment term may be shortened if the entire 220 million baht term loan facility is not utilized.

The packing credit facility bears interest at the Thailand market rate, 4.25% at September 30, 2003. The original working capital facility bears interest at IFCT MOR, 6.25% at September 30, 2003. The additional working capital facility bears interest at average MLR less 1%, 4.88% on September 30, 2003. The overdraft facility bears interest at BAY MOR, 6.00% at September 30, 2003. The Thailand based facility is secured by certain receivables, inventory and assets held by the Company in Thailand. The Company is required to maintain certain financial ratios and meet certain net worth levels.

At September 30, 2003, 394 million baht or $9.9 million was outstanding under the original term loan, 81 million baht or $2.0 million was outstanding under the additional term loan, and there were no outstanding balances under the packing credit, working capital and overdraft facilities. At September 30, 2002, 502 million baht or $11.6 million was outstanding under the term loan, 317 million baht or $7.3 million was outstanding under the packing credit facility and there were no outstanding balances

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note C.—Line of Credit and Long-Term Debt (Continued)

under the working capital and overdraft facilities. At September 30, 2002, the interest rate for the term loan was 7.00% and the interest rate for the packing credit facility was 5.00%.

On August 4, 2003, the entire remaining balance of a credit facility with Wells Fargo Commercial Bank was paid off. There are no remaining obligations with this facility.

Other long-term debt consists of capitalized equipment leases. Assets under capital lease as of September 30, 2003 had an acquisition cost of $6.8 million and a net book value of $3.8 million. Interest rates on these leases range from 7.5% to 9.1%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2004—$5,193; 2005—$6,200; 2006—$2,860; 2007—$25. The recorded value of long-term debt approximates fair market value.

Note D.—Stockholders’ Equity

Common Stock—

On August 4, 2003, the Company consummated the sale of 3,450,000 shares of common stock at a public offering price of $12.25 per share. The net offering proceeds to the Company were  $39,461,750 after deducting total estimated expenses of the offering.

Stock Option Plans—

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 2003, the Company had 82,576 shares of common stock available for issuance under the plans.

Restricted Stock Plan—

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At September 30, 2003, the Company had 112,950 shares of common stock available for issue under the plan.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note D.—Stockholders’ Equity (Continued)

Transactions under the plans during each of the three years in the period ending September 30, 2003 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at October 1, 2000	1,390,948	$11.30
Granted	535,100	8.42
Forfeited	(291,550)	11.11
Exercised	(58,139)	6.63
Balance at September 30, 2001	1,576,359	10.54
Granted	521,850	2.91
Forfeited	(303,598)	9.55
Exercised	(9,100)	1.86
Balance at September 30, 2002	1,785,511	8.35
Granted	542,550	2.89
Forfeited	(68,331)	5.33
Exercised	(269,328)	7.29
Balance at September 30, 2003	1,990,402	7.11

Options exercisable at September 30:

	Number Exercisable	Weighted Average Exercise Price
2001	587,849	$11.81
2002	754,745	11.32
2003	785,837	11.29

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $2.71	769,730	8.5 years	$1.82	46,095	$1.79
3.35 - 4.60	216,550	7.7 years	3.97	110,650	3.93
5.04 - 9.38	360,272	6.2 years	6.89	161,272	7.11
10.16 - 11.53	356,800	4.6 years	11.14	295,140	11.08
12.59 - 15.00	182,050	7.0 years	13.11	67,680	13.20
18.87 - 31.31	105,000	4.0 years	29.01	105,000	29.01
	1,990,402			785,837

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note D.—Stockholders’ Equity (Continued)

Employee Stock Purchase Plan—

The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250,000 shares of common stock have been reserved for issuance. As of September 30, 2003, 199,529 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Note E.—Income Taxes

The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

	2003	2002	2001
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(0.6)	(3.3)	(0.5)
Foreign operating income benefit	(16.8)	(11.7)	—
Allowances	6.4	(9.0)	20.1
Adjustments to income tax provision accruals	(8.0)	(1.8)	—
Permanent differences	(0.7)	0.4	3.0
Other	(1.2)	—	0.7
	(54.9)%	(59.4)%	(10.7)%

Components of the (benefit) provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

	2003	2002	2001
Current:
Federal	$671	$(14,165)	$(1,647)
State	59	(478)	(216)
	730	(14,643)	(1,863)
Deferred	(4,329)	9,037	(1,610)
	$(3,599)	$(5,606)	$(3,473)

During fiscal year 2002, the Company received an income tax refund for approximately $13.2 million as part of an economic relief act that was passed into law.

Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carryforward and other deferred tax temporary differences are contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note E.—Income Taxes (Continued)

utilization using a “more likely than not” approach as required by SFAS 109 by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, the Company recorded a valuation allowance of $18,833,000 and $18,415,000 on the deferred tax asset at September 30, 2003 and 2002. The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied. The net operating loss and tax credit carry-forwards of $75,100,000 expire at various dates from September 2018 through September 2023.

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

	2003	2002
Current deferred tax assets:
Inventories	$237	$405
Receivables	85	68
Compensation and benefits	333	266
Restructuring	24	113
NOL carryforwards	3,204	2,046
Other	—	250
	$3,883	$3,148
Long-term deferred tax assets (liabilities)—net:
Accelerated depreciation	$(6,081)	$(4,953)
Intangibles	5,289	6,171
Restructuring	—	126
Tax credit and NOL carryforwards	24,455	18,307
Valuation allowances	(18,833)	(18,415)
	$4,830	$1,236

Note F.—Retirement and Profit-Sharing Plans

The Company sponsors a 401(k) retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of the first 6% of employee contributions to the plan. Company contributions for this plan were approximately $330,000, $301,000 and $621,000 for the years ended September 30, 2003, 2002 and 2001.

Note G.—Research and Development Costs

The Company incurred research and development costs of approximately $5,012,000, $4,786,000 and $4,518,000 for the years ended September 30, 2003, 2002 and 2001.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note H.—Foreign Operations and Significant Customers

As part of the September 1999 ADFlex acquisition, the Company acquired an Asian operation, located in Lamphun, Thailand. The Company has continued to increase the functions performed in Thailand in order to take advantage of the proximity to customers and favorable labor and operating costs. The Company had aggregate export sales of $129,065,000, $110,751,000, and $116,405,000 for the years ending September 30, 2003, 2002 and 2001, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 30, 2003 and 2002, long-lived assets of $25,402,000 and $27,683,000 were located in Thailand.

International revenue concentrations in excess of 10% were:

	2003	2002	2001
Thailand	61%	59%	53%
Republic of China	19	20	12

Revenues from two customers made up a significant portion of the Company’s total net sales during the years ending September 30:

	2003	2002	2001
Seagate	65%	64%	54%
Maxtor	10	9	8

Accounts receivable from the above two customers are 54% and 75% of the Company’s accounts receivable at September 30, 2003 and 2002.

Note I.—Commitments and Contingencies

The Company paid rent of $2,063,000, $2,113,000 and $2,146,000 in fiscal 2003, 2002 and 2001 under facility and equipment operating leases that expire at various dates through September 2007. As of September 30, 2003, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2004—$1,261; 2005—$1,142; 2006—$1,142; 2007—$285.

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

In July 2000, the Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Innovex, Inc. and approximately 90 other defendants. The suit alleges that all of the defendants are violating certain patents owned by Lemelson related to machine vision technologies. Lemelson alleges that certain of the equipment used in Innovex Inc.’s business utilizes this type of technology. The equipment was purchased from vendors whom the Company believes may have an obligation to indemnify the Company in the event that the equipment infringes any third-party patent. The complaint seeks damages in an unspecified amount. The Company has answered the complaint denying that the Company infringed any of these

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note I.—Commitments and Contingencies (Continued)

patents. Since the filing of the Company’s answer, the entire case has been stayed in order to allow an earlier-filed case to proceed. The Company cannot be sure that it will prevail in this action and any adverse outcome could require, among other things, to pay royalties to Lemelson. The Company believes that there will be no material impact as a result of this litigation.

The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note J.—Derivative Instruments

The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in earnings within the caption other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At September 30, 2003, the Company had open forward exchange contracts to buy Thailand baht maturing October 3, 2003 with notional amounts totaling 100,000,000 Thailand baht (approximately $2.5 million U.S. dollars) and another forward exchange contract to buy Thailand baht expiring January 9, 2004 with a notional amount of 150,000,000 Thailand baht (approximately $3.8 million U.S. dollars). At September 30, 2002, the Company had open forward exchange contracts to buy Thailand baht maturing January 3, 2003 with notional amounts totaling 550,000,000 Thailand baht (approximately $12.7 million U.S. dollars).

Note K.—Restructuring Charges

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

The fiscal 2000 first quarter includes a $13,785,000 restructuring charge related to restructuring the Company’s manufacturing operations. The restructuring was primarily related to closing the Company’s Agua Prieta, Mexico facility and moving operations to its facility in Lamphun, Thailand. The restructuring was substantially complete as of September 2000 with the exception of completing the disposition of the Mexican facility. During the fiscal 2001 second quarter, the Company recorded a $495,000 increase in the estimate of the facility abandonment charges relating to the length of time required to complete the disposition of the facility located in Agua Prieta, Mexico. The facility was sold during the fiscal 2002 second quarter with an additional $74,000 restructuring charge recorded at that time due to the cost of disposition.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003, 2002 and 2001

Note K.—Restructuring Charges (Continued)

The remaining restructuring accrual as of September 30, 2003 totaled $84,000. Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring—Arizona		Manufacturing Operations Restructuring—Mexico
	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at October 1, 2001	$2,193	$824	$386	$136	$3,539
Payments	(2,737)	(853)	(475)	(121)	(4,186)
Change in estimate	769	107	89	(15)	950
Accrual at September 30, 2002	225	78	—	—	303
Payments	(916)	(53)	—	—	(969)
Change in estimate	750	—	—	—	750
Accrual at September 30, 2003	$59	$25	$—	$—	$84

QUARTERLY FINANCIAL DATA

(Unaudited)

Fiscal 2003	1st Quarter	2nd Quarter*	3rd Quarter	4th Quarter	Year
Net sales	$34,525,238	$37,055,736	$39,943,486	$41,483,009	$153,007,469
Gross profit	3,495,078	4,232,846	5,876,890	7,260,850	20,865,664
Net income loss	(2,296,445)	(1,366,873)	(55,061)	758,963	(2,959,416)
Net income loss per share:
Basic	$(0.15)	$(0.09)	$(0.00)	$0.04	$(0.19)
Diluted	$(0.15)	$(0.09)	$(0.00)	$0.04	$(0.19)

*                    The second quarter includes restructuring charges of $750,000 related to the restructuring of the Company’s manufacturing operations.

Fiscal 2002	1st Quarter	2nd Quarter**	3rd Quarter	4th Quarter	Year
Net sales	$37,842,859	$34,971,762	$31,823,731	$30,089,177	$134,727,529
Gross profit	5,773,364	5,025,189	3,556,788	1,700,763	16,056,104
Net income (loss)	(296,917)	341,993	(1,277,516)	(2,602,625)	(3,835,065)
Net income (loss) per share:
Basic	$(0.02)	$0.02	$(0.08)	$(0.17)	$(0.25)
Diluted	$(0.02)	$0.02	$(0.08)	$(0.17)	$(0.25)

**             The second quarter includes restructuring charges of $950,000 related to the restructuring of the Company’s manufacturing operations and a $1.7 million tax benefit related to the reduction of the deferred tax allowance due to receipt of a $13.2 million income tax refund received as part of the economic relief act that was passed into law during the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, William P. Murnane, and Chief Financial Officer, Thomas Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the sections entitled “Election of Directors,”  “Other Information Regarding the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be mailed to shareholders on or about December 15, 2003, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003 (the “2003 Proxy Statement”). Except as set forth at Item 4A of this Annual Report, the information required by Item 10 is incorporated herein by reference from the sections noted above of the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the section entitled “Executive Compensation and Other Information” and “Other Information Regarding the Board—Compensation of Directors” in the 2003 Proxy Statement. The information required by Item 11 is incorporated herein by reference from the sections noted above of the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in 2003 Proxy Statement. The information required by Item 12 is incorporated herein by reference from the sections noted above of the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the section entitled “Certain Relationships and Related Transactions” in the 2003 Proxy Statement. The information required by Item 13 is incorporated herein by reference from the sections noted above of the 2003 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not yet applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial Statements	Page(s)
The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:

• Consolidated Balance Sheets at September 30, 2003 and 2002	37
• Consolidated Statements of Operations for each of the three years in the period ended September 30, 2003	38
• Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2003	39
• Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2003	40
• Notes to Consolidated Financial Statements	41-51

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits
3(a)	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Registrant’s Form 10Q for the Quarter Ended December 31, 1996
3(b)	Bylaws, as amended, are incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-3 Registration Statement dated July 2, 2003 (File No. 333-106734).
10(a)	* 1983 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 4(a) of the Registrant’s Form S-8 dated June 3, 1987 (File No. 33-14776)
10(b)	* 1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Registrant’s Form S-8 dated March 17, 1989 (File No. 33-27530)
10(c)	* Innovex, Inc. and Subsidiaries Employees’ Retirement Plan is incorporated by reference to Exhibit 10(i) of the Registrant’s Form 10-K for the Year Ended September 30, 1992.
10(d)	* 1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated February 27, 2002 (File No. 333-83452)
10(e)	* Innovex, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated May 19, 2000 (File No. 333-37380)
10(f)	* Innovex, Inc. Restricted Stock Plan is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated August 23, 2001 (File No. 333-68228)
10(g)	* Form of Employment Agreement between certain executive officers and the Company is incorporated by reference to Exhibit 10(g) of the Registrant’s Form 10-K for the year ended September 30, 1996

10(h)

Credit Facilities Agreement between Innovex (Thailand) Limited as the Borrower and The Industrial Finance Corporation of Thailand and Bank of Ayudhya Public Company Limited as the Creditor is incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10(i)

Supplemental Agreement to Credit Facilities Agreement Dated 23 April 2001 is incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-106734).

10(j)

Second Supplemental Agreement to Credit Facilities Agreement Dated 23 April 2001 is incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-106734).

10(k)

** License and Development Agreement dated October 12, 1999 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (File No. 333-106734).

10(l)

** First Amendment to the License and Development Agreement dated July 1, 2001 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 (File No. 333-106734).

10(m)

** Second Amendment to the License and Development Agreement dated October 4, 2002 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 (File No. 333-106734).

10(n)

Option Agreement dated as of November 27, 2002 between Innovex, Inc. and Concorde PAPE II is incorporated by reference to Exhibit 10(u) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

21	Subsidiaries of Registrant
23	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act
32	Certificate pursuant to 18 U.S.C. § 1350
(b)	REPORTS ON FORM 8-K

The Company furnished a Current Report on Form 8-K dated July 8, 2003 to the Securities and Exchange Commission, reporting under Items 7 and 9 the Company’s July 9, 2003 earnings release for the results of operations for the quarter ended June 30, 2003.

(c)	EXHIBITS
Reference is made to Item 15(a)3.
(d)	SCHEDULES
Reference is made to Item 15(a)2.
* Indicates a management contract or compensatory plan or arrangement.
** Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVEX, INC.

	By	/s/ William P. Murnane
William P. Murnane
President and Chief Executive Officer

Date December 10, 2003	By	/s/ Thomas Paulson
Thomas Paulson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Each of the undersigned hereby constitutes and appoints William P. Murnane and Thomas Paulson as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

/s/ William P Murnane	President, Chief Executive Officer and Director
William P. Murnane	(principal executive officer)

/s/ Thomas Paulson	Chief Financial Officer
Thomas Paulson	(principal financial officer)

/s/ Thomas W. Haley	Chairman and Director
Thomas W. Haley

/s/ Allen Anderson	Director
Allen Anderson

/s/ Elick Eugene Hawk	Director
Elick Eugene Hawk

/s/ Raj K. Nooyi	Director
Raj K. Nooyi