Form 10-Q
period 2003-12-31
INNOVEX INC
filed 2004-02-04
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2003

or

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of January 21, 2004, 19,008,740 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

Page 2

PART 1: ITEM 1:	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and equivalents	$19,665,679	$21,606,761
Accounts receivable, net	27,950,835	24,449,708
Inventories	11,413,246	8,634,976
Deferred income taxes – current	3,883,473	3,883,473
Other current assets	2,181,973	1,956,442

Total current assets	65,095,206	60,531,360

Property, plant and equipment, net of accumulated depreciation
of $52,995,000 and $50,163,000	66,087,381	66,880,644
Goodwill	3,000,971	3,000,971
Deferred income taxes – long-term	4,544,152	4,829,068
Other assets	2,321,282	2,341,108

	$141,048,992	$137,583,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5,867,219	$5,190,580
Accounts payable	19,294,852	15,805,111
Accrued compensation	2,231,891	2,261,101
Other accrued liabilities	1,648,947	1,692,625

Total current liabilities	29,042,909	24,949,417

Long-term debt, less current maturities	6,432,501	9,086,977

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
18,970,420 and 18,906,739 shares issued and outstanding	758,817	756,270
Capital in excess of par value	60,178,947	59,748,421
Retained earnings	44,635,818	43,042,066

Total stockholders’ equity	105,573,582	103,546,757

	$141,048,992	$137,583,151

See accompanying notes to condensed consolidated financial statements. Page 3

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2003	2002
Net sales	$44,343,523	$34,525,238
Costs and expenses:
Cost of sales	35,618,774	31,030,160
Selling, general and administrative	4,957,045	4,622,749
Engineering	1,750,980	1,535,791
Restructuring charges	—	750,000
Net interest (income) expense	159,086	567,835
Net other (income) expense	(46,376)	91,702

Income (loss) before taxes	1,904,014	(4,072,999)
Income taxes	310,262	(1,776,554)

Net income (loss)	$1,593,752	$(2,296,445)

Net income (loss) per share:
Basic	$0.08	($ 0.15)

Diluted	$0.08	($ 0.15)

Weighted average shares outstanding:
Basic	18,937,336	15,158,740

Diluted	19,762,048	15,158,740

See accompanying notes to condensed consolidated financial statements. Page 4

INNOVEX, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,593,752	$(2,296,445)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,871,151	3,076,354
Restructuring charges	—	750,000
Other non-cash items	(9,624)	8,415
Changes in operating assets and liabilities:
Accounts receivable	(3,501,127)	(1,127,330)
Inventories	(2,778,270)	695,858
Deferred income taxes	284,916	(1,781,316)
Other current assets	(225,531)	(215,984)
Accounts payable	3,489,741	2,457,543
Other liabilities	(72,888)	556,465

Net cash provided by (used in) operating activities	1,652,120	2,123,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,086,438)	(1,551,559)
Other	38,000	4,000

Net cash provided by (used in) investing activities	(2,048,438)	(1,547,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,977,837)	(3,097,267)
Net activity on line of credit	—	3,201,618
Proceeds from exercise of stock options	433,073	89,069

Net cash provided by (used in) financing activities	(1,544,764)	193,420

Increase (decrease) in cash and equivalents	(1,941,082)	769,421

Cash and equivalents at beginning of period	21,606,761	2,364,136

Cash and equivalents at end of period	$19,665,679	$3,133,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest was $278,000 and $661,000 in the three months ended December 31, 2003 and 2002.

Income tax payments were $5,900 and $6,000 in the three months ended December 31, 2003 and 2002.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the “Company”) after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES

During fiscal 2001, the Company recorded asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations. The restructuring is primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota locations. During fiscal 2002 and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs. As of March 31, 2003, the restructuring was substantially complete.

The remaining restructuring accrual as of December 31, 2003 totaled $77,000. Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring – Arizona
	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at October 1, 2003	$59	$25	$84
Payments	(7)	—	(7)

Accrual at December 31, 2003	$52	$25	$77

NOTE 3 – INCOME (LOSS) PER SHARE

The Company’s basic net loss per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 576,700 shares of common stock with a weighted average exercise price of $14.21 were outstanding during the three month period ending December 31, 2003, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,357,850 shares of common stock with a weighted average exercise price of $10.42 were outstanding during the three month period ending December 31, 2002, but were excluded from the computation of common share equivalents because they were not dilutive.

The Company’s fiscal 2004 first quarter pro forma net income would have been $1,490,000 or $0.08 diluted net income per share had the fair value method been used for valuing options granted. The Company’s fiscal 2003 first quarter pro forma net loss would have been ($2,474,000) or ($0.16) diluted net loss per share had the fair value method been used for valuing options granted. The weighted average fair value of options granted in the fiscal 2004 and 2003 first quarters was $4.80 and $1.14, respectively. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 64% and 88%; dividends yields of 0.0%; risk-free rate of return of 3.2% and 2.6%; and an average term of 4.5 years for 2004 and 2003. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31, 2003	September 30, 2003
Raw materials and purchased parts	$6,017	$4,361
Work-in-process and finished goods	5,396	4,274

	$11,413	$8,635

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At December 31, 2003, the Company had open forward exchange contracts to buy Thailand baht maturing January 9, 2004 with notional amounts of 150,000,000. The total open contracts for 150,000,000 baht equates to approximately $3.8 million.

NOTE 6 – REVENUE RECOGNITION

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

For all sales, a binding purchase order is used as evidence of an arrangement. The Company also stores inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to the customer’s manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

NOTE 7 – RECLASSIFICATIONS

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

PART I: ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2003, as well as others not now anticipated.

          We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter. The first quarter of fiscal 2004 included 14 weeks while all remaining quarters of fiscal 2004 and all fiscal 2003 quarters include 13 weeks.

Overview

          We are a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives, liquid crystal displays (“LCDs”) for mobile communication devices, tape drives and arrays, flat panel displays and printers. Our customers include 3M, Dell, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

Net Sales and Revenue Recognition

          We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products directly throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers’ manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer’s acknowledgment of the receipt of the goods.

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

Page 8

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. In fiscal 2001, we recorded restructuring charges related to closing our Chandler, Arizona facility and transferring manufacturing operations to our Minnesota and Thailand locations. Because we initially underestimated the costs relating to this restructuring, we recorded additional restructuring charges in fiscal 2002 and 2003. We believe that the restructuring related to the closing of the Chandler facility has been substantially completed.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three months Ended December 31,
	2003	2002

Net Sales	100%	100%

Cost of goods sold	80.3	89.9

Gross profit	19.7	10.1
Operating expenses:
Selling, general and administrative	11.2	13.4
Engineering	3.9	4.4
Restructuring	—	2.2

Total operating expenses	15.1	20.0

Income (loss) from operations	4.6	(9.9)

Interest and other expense, net	(0.3)	(1.9)

Income (loss) before income taxes	4.3	(11.8)

Income taxes	0.7	(5.1)

Net income (loss)	3.6%	(6.7)%

Comparison of Three Months Ended December 31, 2003 and 2002

Net Sales

          Our net sales were $44.3 million for the three months ended December 31, 2003, compared to $34.5 million for the three months ended December 31, 2002, an increase of 28%. This increase was due to higher sales generated by flex suspension assembly (FSA), disk drive actuator flex circuit (AFC), liquid crystal display (LCD) and stacked memory product lines. The increased FSA sales were related to improved market share as our largest customer in the disk drive industry transitioned to the 80 gigabyte (“GB”) per platter technology platform. The increased AFC sales were related to market share increases with one of our larger customers. The LCD sales improvement was due to continued strong demand for the mobile phone product using our initial LCD flexible circuit. Revenue from our stacked memory applications also increased as our stacked memory customers experienced higher demand.

          Sales from the disk drive industry generated 75% of our net sales for the three months ended December 31, 2003, compared to 73% for the three months ended December 31, 2002. Sales from integrated circuit packaging applications were 10%, compared to 8%, display application net sales were 8% versus 3%, network system application sales were 4% compared to 7% and sales from other industry applications were 3% for the three months ended December 31, 2003 compared to 9% for the three months ended December 31, 2002.

Gross Profit

          Our gross profit was $8.7 million for the three months ended December 31, 2003, compared to $3.5 million for the three months ended December 31, 2002, an increase of 149%. Our gross margin for the three months ended December 31, 2003 increased to 20%, compared to 10% for the three months ended December 31, 2002. The increase in gross margin was primarily due to higher net sales increasing fixed cost leverage and efficiency improvements primarily related to our Six Sigma initiative.  We anticipate that gross margins for the remainder of fiscal 2004 will continue to improve as new programs begin to increase revenue levels and additional Six Sigma savings are realized.

Selling, General and Administrative

          Selling, general and administrative expenses for the three months ended December 31, 2003 were $5.0 million, compared to $4.6 million in the three months ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses were 11% for the three months ended December 31, 2003, down from 13% for the same period in the prior year. The dollar increase in selling, general and administrative expenses over the prior year is primarily due to the accrual of incentive based compensation and the inclusion of 14 weeks of expenses in the fiscal 2004 first quarter as compared to 13 weeks in the fiscal 2003 first quarter. The decrease in fiscal 2004 as a percent of net sales was primarily due to an increase in fiscal 2004 net sales.  Selling, general and administrative expenses for the remainder of fiscal 2004 are expected to decrease as a percentage of net sales due to anticipated increased sales.

Engineering

          Engineering expenses for the three months ended December 31, 2003 were $1.8 million, compared to $1.5 million for the three months ended December 31, 2002, an increase of 20%. The increase in fiscal 2004 engineering expenses was primarily due to increased spending on new product development, qualifying products and processes for new applications including LCD displays, printers, integrated circuit packaging substrates and other high-end flexible circuit technology development related to new products. In addition, the fiscal 2004 first quarter included 14 weeks of expenses as compared to 13 weeks in the fiscal 2003 first quarter. As a percentage of net sales, engineering expenses were 4% of sales for the three months ended December 31, 2003, unchanged as compared to the same period in the prior year. Engineering expenses for the remainder of fiscal 2004 are expected to decrease as a percentage of net sales due to an expected increase in sales.

Net Interest and Other Expense

          Net interest expenses were $0.2 million for the three months ended December 31, 2003, compared to the $0.6 million reported for the three months ended December 31, 2002. The decrease is due to a portion of the proceeds from a secondary public offering of the Company’s common stock in the fourth quarter of fiscal 2003 being used to reduce the level of outstanding debt. Net other (income) expense was ($46,000) in the three months ended December 31, 2003 as compared to $92,000 in the three months ended December 31, 2002. The change was the result of foreign currency exchange gains being incurred in fiscal 2004 while foreign currency losses were incurred in fiscal 2003.

Income Taxes

          Income tax expense for the three months ended December 31, 2003 was $310,000, compared to an income tax benefit of $1.8 million for the three months ended December 31, 2002. The fiscal 2004 effective tax rate was lower than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation. We have determined that it is more likely than not that we will be able to utilize the tax benefit carried on our balance sheet in the future.

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

          We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•Allowance for Excess and Obsolete Inventory. Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, our cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made.

•Goodwill. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

•Deferred Taxes. We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is set up where the realization of any deferred taxes becomes less likely than not to occur. We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.

•Revenue Recognition. We make electronic components (flexible circuits) based on customer specifications. Our revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. We have an implied warranty that the products meet our customer’s specification. Credits are only issued for customer returns. In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, a binding purchase order is used as evidence of an arrangement. We also store inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to our customer’s manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following our customer’s acknowledgement of the receipt of the goods.

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, bank credit facilities and employee stock option exercises. Cash and equivalents were $19.7 million at December 31, 2003 and $21.6 million at September 30, 2003.

          For the three months ended December 31, 2003, net cash provided by operating activities of $1.7 million benefited from net income and non-cash charges for depreciation and an increase in accounts payable more than offsetting increases in accounts receivable and inventories. Accounts payable and inventories increased as a result of the increased manufacturing activity levels and to prevent any material shortages during the calendar year-end holiday period. Accounts receivable increased as a result of the increased sales level during the quarter and as payment terms with one of our largest customers were extended.

          Net cash used in investing activities was $2.0 million in the fiscal 2004 first quarter, compared to $1.5 million in the fiscal 2003 first quarter. In the fiscal 2004 first quarter, net cash used in investing activities was attributed to the purchase of selected equipment to expand capacity in our bottleneck processes. Fiscal 2003 first quarter net cash used in investing activities was due to capital expenditures primarily for test equipment and capacity increases in selected areas.

          Net cash used in financing activities was $1.5 million in the fiscal 2004 first quarter, compared to net cash provided by financing activities of $0.2 million in the fiscal 2003 first quarter. During the fiscal 2004 first quarter, net cash used in financing activities was due to scheduled debt payments on our Thailand debt facilities and US based capital leases. Fiscal 2003 first quarter net cash provided by financing activities was due to scheduled debt payments being offset by draw downs under our Thailand packing credit facilities

          In April 2001, we entered into a 1.2 billion Thailand baht (approximately $28.0 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand. The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short-term working capital facility and a 10 million baht overdraft facility. The Thailand based facility is secured by certain receivables, inventory and assets held by us in Thailand. In June 2002, we completed a 300 million Thailand baht (approximately $6.8 million) expansion of our Thailand credit facilities also secured by certain receivables and inventory held by us in Thailand. In February 2003, we completed a 220 million baht (approximately $5.1 million) expansion of our Thailand credit facilities, increased our working capital facility by 150 million baht and reduced our packing credit facility by 150 million baht. The new long-term debt is secured by specified equipment held by Innovex Thailand, our wholly owned subsidiary. As of December 31, 2003 we had approximately $10.3 million outstanding under our Thailand credit facilities. We are currently in compliance with covenants under our Thailand based financing agreements.

          We believe that with the existing U.S. and Thailand credit facilities, cash generated from operations and the proceeds from a secondary offering of our common stock received on August 4, 2003, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our FSA, actuator flex, stacked memory flex and display flex products and cash flow from operations.

Recent Accounting Pronouncements

          There have been no relevant accounting pronouncements since the end of fiscal 2003.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, the timely availability and acceptance of new products including the FgSA, display flexible circuits and integrated circuit packaging substrates, the impact of competitive products and pricing, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risks described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2003. In addition, a significant portion of the Company’s revenue is generated from the disk drive, integrated circuit substrates, consumer electronics and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At December 31, 2003, we had open forward exchange contracts to buy Thailand baht maturing January 9, 2004 with a notional amount of 150 million Thailand baht, (approximately $3.8 million). No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

PART II — OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

3(b)	Bylaws, as amended through January 20, 2004

10	Form of Employment Agreement

31.1	Certification of Chief Executive Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certificate pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)	Reports on Form 8-K.

On November 3, 2003, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission reporting under Item 12 the disclosure of material non-public information relating to the Company’s results of operations for the year and quarter ended September 30, 2003 and attaching at Item 7 Company’s November 3, 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC. Registrant

Date: February 3, 2004

By \s\ William P. Murnane William P. Murnane President and Chief Executive Officer

By \s\ Thomas Paulson Thomas Paulson Chief Financial Officer

Page 15