Form 10-Q
period 2004-03-31
INNOVEX INC
filed 2004-05-13
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒  Yes  ☐  No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of April 28, 2004, 19,069,687 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

PART 1: ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2004	September 30, 2003

ASSETS
Current assets:
Cash and equivalents	$15,781,777	$21,606,761
Accounts receivable, net	26,834,229	24,449,708
Inventories	13,770,428	8,634,976
Deferred income taxes – current	3,883,473	3,883,473
Other current assets	2,697,487	1,956,442

Total current assets	62,967,394	60,531,360
Property, plant and equipment, net of accumulated depreciation of $55,821,056 and $50,163,000	65,682,448	66,880,644
Goodwill	3,000,971	3,000,971
Deferred income taxes – long-term	5,240,698	4,829,068
Other assets	2,360,051	2,341,108

	$139,251,562	$137,583,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,881,736	$5,190,580
Accounts payable	18,105,555	15,805,111
Accrued compensation	2,430,636	2,261,101
Other accrued liabilities	1,694,695	1,692,625

Total current liabilities	28,112,622	24,949,417
Long-term debt, less current maturities	4,957,826	9,086,977
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,065,488 and 18,906,739 shares issued and outstanding	762,620	756,270
Capital in excess of par value	60,645,636	59,748,421
Retained earnings	44,772,858	43,042,066

Total stockholders’ equity	106,181,114	103,546,757

	$139,251,562	$137,583,151

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Net sales	$39,264,718	$37,055,736
Costs and expenses:
Cost of sales	33,708,149	32,822,890
Selling, general and administrative	4,288,664	4,742,491
Engineering	1,681,223	1,641,980
Net interest (income) expense	176,065	554,063
Net other (income) expense	(204,136)	(89,411)

Income (loss) before taxes	(385,247)	(2,616,277)
Income taxes	(522,286)	(1,249,404)

Net income (loss)	$137,039	$(1,366,873)

Net income (loss) per share:
Basic	$0.01	$(0.09)

Diluted	$0.01	$(0.09)

Weighted average shares outstanding:
Basic	19,020,447	15,169,585

Diluted	19,677,615	15,169,585

	Six Months Ended March 31,

	2004	2003

Net sales	$83,608,241	$71,580,974
Costs and expenses:
Cost of sales	69,326,923	63,853,050
Selling, general and administrative	9,245,709	9,365,240
Engineering	3,432,203	3,177,771
Restructuring charges	—	750,000
Net interest (income) expense	335,151	1,121,898
Net other (income) expense	(250,512)	2,291

Income (loss) before taxes	1,518,767	(6,689,276)
Income taxes	(212,024)	(3,025,958)

Net income (loss)	$1,730,791	$(3,663,318)

Net income (loss) per share:
Basic	$0.09	$(0.24)

Diluted	$0.09	$(0.24)

Weighted average shares outstanding:
Basic	18,978,892	15,164,162

Diluted	19,719,832	15,164,162

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,730,791	$(3,663,318)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,779,318	6,066,967
Restructuring charges	—	750,000
Other non-cash items	(63,841)	(94,152)
Changes in operating assets and liabilities:
Accounts receivable	(2,384,521)	(4,210,138)
Inventories	(5,135,452)	83,759
Deferred income taxes	(411,630)	(3,309,268)
Other current assets	(715,493)	92,485
Accounts payable	2,300,444	3,303,047
Accrued compensation and other accrued liabilities	146,053	695,182

Net cash provided by (used in) operating activities	1,245,669	(285,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,596,738)	(2,286,156)
Other	60,515	4,000

Net cash provided by (used in) investing activities	(4,536,223)	(2,282,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,437,995)	(4,894,582)
Net activity on line of credit	—	8,516,169
Proceeds from exercise of stock options	903,565	110,904

Net cash provided by (used in) financing activities	(2,534,430)	3,732,491
Increase (decrease) in cash and equivalents	(5,824,984)	1,164,899
Cash and equivalents at beginning of period	21,606,761	2,364,136

Cash and equivalents at end of period	$15,781,777	$3,529,035

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $472,000 and $1,153,000 in the six months ended March 31, 2004 and 2003.

Cash paid for income taxes was $6,000 in the six months ended March 31, 2004 and 2003.

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

NOTE 2 – RESTRUCTURING CHARGES
During fiscal 2001, the Company recorded asset impairment and restructuring charges of $9,754,000 and $10,124,000 related to the restructuring of the Company’s manufacturing operations.  The restructuring is primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota and Thailand locations.  During fiscal 2002 and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs.  As of March 31, 2003, the restructuring was substantially complete.

The remaining restructuring accrual as of March 31, 2004 totaled $67,000.  Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring – Arizona

	Facility Abandonment Charges	Employee Termination Benefits	Total

Accrual at October 1, 2003	$59	$25	$84
Payments	(17)	—	(17)

Accrual at March 31, 2004	$42	$25	$67

NOTE 3 – NET INCOME (LOSS) PER SHARE
The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares.  The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive.  Options to purchase 1,037,879 and 807,289 shares of common stock with weighted average exercise prices of $12.07 and $12.83 were outstanding during the three and six month periods ending March 31, 2004, but were excluded from the computation of common share equivalents because they were not dilutive.

Options to purchase 1,070,800 and 1,214,325 shares of common stock with weighted average exercise prices of $12.10 and $11.17 were outstanding during the three and six month periods ending March 31, 2003, but were excluded from the computation of common share equivalents because they were not dilutive.

The Company’s fiscal 2004 second quarter and first six months pro forma net income (loss) would have been $(55,000) and  $1,435,000, respectively, or $0.00 and $0.07 diluted net income per share, respectively, had the fair value method been used for valuing options granted.  The Company’s fiscal 2003 second quarter and first six months pro forma net loss would have been ($1,545,000) and ($4,020,000), respectively, or ($0.10) and ($0.27) diluted net loss per share, respectively, had the fair value method been used for valuing options granted.  The weighted average fair value of options granted in 2004 and 2003 was $4.12 and $1.47, respectively.  The weighted average fair value was computed by applying the following weighted average assumptions to the Black-Scholes options pricing model:  average volatility of 55% and 75%; dividends yields of 0.0%; average risk-free rate of return of 3.1% and 2.6%; and an average term of 4.5 years for 2004 and 2003, respectively.  No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 4 – INVENTORIES
Inventories are comprised of the following (in thousands):

	March 31, 2004	September 30, 2003

Raw materials and purchased parts	$6,146	$4,361
Work-in-process and finished goods	7,624	4,274

	$13,770	$8,635

NOTE 5 – DERIVATIVE INSTRUMENTS
The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense.  Generally, these contracts have maturities of six months or less.  These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities.  The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges.  At March 31, 2004, the Company had open forward exchange contracts to buy Thailand baht maturing April 12, 2004 and June 11, 2004 with notional amounts of 150,000,000 baht and 250,000,000 baht.  The total open contracts for 400,000,000 baht equates to approximately $10.1 million.

NOTE 6 – REVENUE RECOGNITION
Innovex makes electronic components (flexible circuits) based on customer specifications.  The Company’s revenue recognition policy is consistently applied regardless of sales channels utilized and product destination.  The Company has an implied warranty that the products meet the customer’s specification.  Credits only are issued for customer returns.  Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

For all sales, a binding purchase order is used as evidence of an arrangement.  The Company also stores inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to the customer’s manufacturing facilities.  Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss which follows the customer’s acknowledgement of the receipt of the goods.

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

Net Sales and Revenue Recognition

          We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products directly throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts.  We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers’ manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss which follows the customer’s acknowledgment of the receipt of the goods.

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

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations.  In fiscal 2001, we recorded restructuring charges related to closing our Chandler, Arizona facility and transferring manufacturing operations to our Minnesota and Thailand locations. Because we initially underestimated the costs relating to this restructuring, we recorded additional restructuring charges in fiscal 2002 and 2003. We believe that the restructuring related to the closing of the Chandler facility has been substantially completed as of March 31, 2003.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three months Ended March 31,		For the Six Months Ended March 31,

	2004	2003	2004	2003

Net Sales	100%	100%	100%	100%
Cost of goods sold	85.8	88.6	82.9	89.2
Gross profit	14.2	11.4	17.1	10.8
Operating expenses:
Selling, general and administrative	10.9	12.8	11.1	13.1
Engineering	4.3	4.4	4.1	4.4
Restructuring	—	—	—	1.0

Total operating expenses	15.2	17.2	15.2	18.5

Income (loss) from operations	(1.0)	(5.8)	1.9	(7.7)

Interest and other expense, net	—	(1.3)	(0.1)	(1.6)

Income (loss) before provision (benefit) for income taxes	(1.0)	(7.1)	1.8	(9.3)
Provision (benefit) for income taxes	1.3	3.4	0.3	4.2

Net income (loss)	0.3%	(3.7)%	2.1%	(5.1)%

Comparison of Three Months Ended March 31, 2004 and 2003

Net Sales

          Our net sales were $39.3 million for the three months ended March 31, 2004, compared to $37.1 million for the three months ended March 31, 2003, an increase of 6%. This increase was due to higher volume of sales generated by disk drive actuator flex circuit (AFC), liquid crystal display (LCD) and stacked memory product lines.  The increased AFC sales were related to our market share improvement at one of our larger customers.  The higher level of LCD sales in the fiscal 2004 second quarter was due to fiscal 2003 revenue being at lower start-up levels.  Revenue from our stacked memory applications increased as our stacked memory customers experienced higher demand.

          Sales from the disk drive industry generated 75% of our net sales for the three months ended March 31, 2004, compared to 76% for the three months ended March 31, 2003.  Sales from integrated circuit packaging applications were 12%, compared to 7%, display application net sales were 5% versus 4%, network system application sales were 5% compared to 6% and sales from other industry applications were 3% for the three months ended March 31, 2004 compared to 7% for the three months ended March 31, 2003, respectively.

Gross Profit

          Our gross profit was $5.6 million for the three months ended March 31, 2004, compared to $4.2 million for the three months ended March 31, 2003, an increase of 31%. Our gross margin for the three months ended March 31, 2004 increased to 14%, compared to 11% for the three months ended March 31, 2003. The increase in gross margin was primarily due to higher net sales increasing fixed cost leverage and efficiency improvements primarily related to our Six Sigma initiative.   We anticipate that gross margins for the remainder of fiscal 2004 will improve as new programs begin to increase revenue levels and additional Six Sigma savings are realized.

Selling, General and Administrative

          Selling, general and administrative expenses for the three months ended March 31, 2004 were $4.3 million, compared to $4.7 million in the three months ended March 31, 2003.  As a percentage of net sales, selling, general and administrative expenses were 11% for the three months ended March 31, 2004, down from 13% for the same period in the prior year. The dollar decrease in selling, general and administrative expenses from the prior year is primarily due to increased expense in the fiscal 2003 second quarter for consulting and training costs related to implementation of the company wide Six Sigma program.  The decrease in fiscal 2004 as a percent of net sales was primarily due to an increase in fiscal 2004 net sales.

Engineering

          Engineering expenses for the three months ended March 31, 2004 were $1.7 million, compared to $1.6 million for the three months ended March 31, 2003, an increase of 2%. The increase in fiscal 2004 engineering expenses was primarily due to increased spending on new product development, qualifying products and processes for new applications including LCD displays, printers, integrated circuit packaging substrates and other high-end flexible circuit technology development related to new products.  As a percentage of net sales, engineering expenses were 4% of sales for the three months ended March 31, 2004, unchanged as compared to the same period in the prior year.

Net Interest and Other Expense

          Net interest expense was $0.2 million for the three months ended March 31, 2004, compared to the $0.6 million reported for the three months ended March 31, 2003.  The decrease is due to a portion of the proceeds from a secondary public offering of the Company’s common stock in the fourth quarter of fiscal 2003 being used to reduce the level of outstanding debt.  Net other income was $204,000 in the three months ended March 31, 2004 as compared to net other expense of $89,000 in the three months ended March 31, 2003.  The change was the result of foreign currency exchange gains being incurred in fiscal 2004 while foreign currency losses were incurred in fiscal 2003.

Income Taxes

          Income tax benefit for the three months ended March 31, 2004 was $522,000, compared to $1.2 million for the three months ended March 31, 2003.  The fiscal 2004 tax benefit was calculated at a rate higher than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation.  We have determined that it is more likely than not that we will be able to utilize the tax benefit carried on our balance sheet in the future.

Comparison of Six Months Ended March 31, 2004 and 2003

Net Sales

          Our net sales were $83.6 million for the six months ended March 31, 2004, compared to $71.6 million for the six months ended March 31, 2003, an increase of 17%. This increase was due to higher sales generated by Flex Suspension Assembly (FSA), actuator flex circuit (AFC), liquid crystal display (LCD) and stacked memory product lines.  The increased FSA sales in fiscal 2004 were related to improved market share as our largest customer in the disk drive industry transitioned to the 80 gigabyte (“GB”) per platter technology platform.  The increased AFC sales were related to our market share improvement at one of our larger customers.  The LCD sales improvement was due to continued strong demand for the mobile phone product using our initial LCD flexible circuit.  Revenue from our stacked memory applications also increased as our stacked memory customers experienced higher demand.

          Sales from the disk drive industry generated 75% of our net sales for the six months ended March 31, 2004, compared to 75% for the six months ended March 31, 2003.  Sales from integrated circuit packaging applications were 11%, compared to 7%, display application net sales were 7% versus 4%, network system application sales were 4% compared to 7% and sales from other industry applications were 3% for the six months ended March 31, 2004 compared to 7% for the six months ended March 31, 2003, respectively.

Gross Profit

          Our gross profit was $14.3 million for the six months ended March 31, 2004, compared to $7.7 million for the six months ended March 31, 2003, an increase of 85%. Our gross margin for the six months ended March 31, 2004 increased to 17%, compared to 11% for the six months ended March 31, 2003. The increase in gross margin was primarily due to higher net sales improving fixed cost leverage and efficiency improvements primarily related to our Six Sigma initiative.

Selling, General and Administrative

          Selling, general and administrative expenses for the six months ended March 31, 2004 were $9.2 million, compared to $9.4 million in the six months ended March 31, 2003.  As a percentage of net sales, selling, general and administrative expenses were 11% for the six months ended March 31, 2004, down from 13% for the same period in the prior year.  The decrease as a percent of sales in the six months ended March 31, 2004 was primarily due to increased net sales.  Selling, general and administrative expenses for the remainder of fiscal 2004 are expected to decrease as a percentage of net sales due to anticipated increased sales.

Engineering

          Engineering expenses for the six months ended March 31, 2004 were $3.4 million, compared to $3.2 million for the six months ended March 31, 2003, an increase of 8%. The increase in fiscal 2004 engineering expenses primarily reflects increased spending on new product development, qualifying products and processes for new applications including LCD displays, printers, integrated circuit packaging substrates and other high-end flexible circuit technology development related to new products.  In addition, the fiscal 2004 first quarter included 14 weeks of expenses as compared to 13 weeks in the fiscal 2003 first quarter.  As a percentage of net sales, engineering expenses were 4% of sales for the six months ended March 31, 2004, unchanged as compared to the same period in the prior year.   Engineering expenses for the remainder of fiscal 2004 are expected to decrease as a percentage of net sales due to an expected increase in sales.

Restructuring

          Restructuring charges for the six months ended March 30, 2003 were $750,000 while there were no restructuring charges recorded in fiscal 2004.  In fiscal 2003, the charges were recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs, primarily to buy out the remainder of the Chandler, Arizona facility lease through its June 2003 termination.  As of March 31, 2003, the restructuring was substantially complete.

Net Interest and Other Expense

          Net interest expenses were $0.3 million for the six months ended March 31, 2004, compared to the $1.1 million reported for the six months ended March 31, 2003.  The decrease is due to a portion of the proceeds from a secondary public offering of the Company’s common stock in the fourth quarter of fiscal 2003 being used to reduce the level of outstanding debt.  Net other income was $251,000 in the six months ended March 31, 2004 as compared to net other expense of $2,000 in the six months ended March 31, 2003.  The change was the result of foreign currency exchange gains being incurred in the six months ended March 31, 2004 while foreign currency losses were incurred in the six months ended March 31, 2003.

Income Taxes

          Income tax benefit for the six months ended March 31, 2004 was $212,000, compared to $3.0 million for the six months ended March 31, 2003.  The tax benefit for the six months ended March 31, 2004 was calculated at a rate higher than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation.  We have determined that it is more likely than not that we will be able to utilize the tax benefit carried on our balance sheet in the future.

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

• Revenue Recognition. We make electronic components (flexible circuits) based on customer specifications.  Our revenue recognition policy is consistently applied regardless of sales channels utilized and product destination.  We have an implied warranty that the products meet our customers’ specification.  Credits only are issued for customer returns.  In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.  For all sales, a binding purchase order is used as evidence of an arrangement.  We recognize revenue from the sale of our products upon shipment or delivery of our products to our customers, depending upon the customer agreement or shipping terms.  We also store inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to our customers’ manufacturing facilities.  Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss which follows our customers’ acknowledgement of the receipt of the goods.

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, bank credit facilities and employee stock option exercises. Cash and equivalents were $15.8 million at March 31, 2004 and $21.6 million at September 30, 2003.

          For the six months ended March 31, 2004, net cash provided by operating activities of $1.2 million benefited from net income and non-cash charges for depreciation and an increase in accounts payable more than offsetting increases in accounts receivable and inventories.  Accounts payable and inventories increased as a result of the increased manufacturing activity levels and to prevent any material shortages during the early April Thailand holiday period and as a result of build plan reductions caused by excess channel inventory in the hard disk drive sector.  Accounts receivable increased principally as a result of payment terms with one of our largest customers being extended.

          Net cash used in investing activities was $4.5 million in the first half of fiscal 2004, compared to $2.3 million in the first half of fiscal 2003.  In the first half of fiscal 2004, net cash used in investing activities was attributed to the purchase of selected equipment to expand capacity in our bottleneck processes.  Fiscal 2003 first six months net cash used in investing activities was due to capital expenditures primarily for test equipment and capacity increases in selected areas.

          Net cash used in financing activities was $2.5 million in the first six months of fiscal 2004, compared to net cash provided by financing activities of $3.7 million in the first six months of fiscal 2003.  During the first half of fiscal 2004, net cash used in financing activities was due to scheduled debt payments on our Thailand debt facilities and US based capital leases.  Fiscal 2003 first six months net cash provided by financing activities was due to scheduled debt payments being offset by draw downs under our Thailand packing credit facilities.

          In April 2001, we entered into a 1.2 billion Thailand baht (approximately $28.0 million) credit facility agreement with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand.  The facility is comprised of a 590 million baht long-term facility, a 530 million baht packing credit facility, a 70 million baht short-term working capital facility and a 10 million baht overdraft facility. The Thailand based facility is secured by certain receivables, inventory and assets held by us in Thailand. In June 2002, we completed a 300 million Thailand baht (approximately $6.8 million) expansion of our Thailand credit facilities also secured by certain receivables and inventory held by us in Thailand. In February 2003, we completed a 220 million baht (approximately $5.1 million) expansion of our Thailand long-term credit facilities, increased our working capital facility by 150 million baht and reduced our packing credit facility by 150 million baht. The new long-term debt is secured by specified equipment held by Innovex Thailand, our wholly-owned subsidiary. As of March 31, 2004 we had approximately $9.3 million outstanding under our Thailand credit facilities.  We are currently in compliance with covenants under our Thailand based financing agreements.

          We believe that with the existing Thailand credit facilities, cash generated from operations and the proceeds from a secondary offering of our common stock received on August 4, 2003, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months.  We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our FSA, actuator flex, stacked memory flex and display flex products and cash flow from operations.

Recent Accounting Pronouncements

          There have been no accounting pronouncements relevant to us since the end of fiscal 2003.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties.  These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, the timely availability and acceptance of new products, as well as timely significant levels of sales of new products, including display flexible circuits and integrated circuit packaging substrates, the impact of competitive products and pricing, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risks described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2003.  In addition, a significant portion of the Company’s revenue is generated from the disk drive, integrated circuit substrates, consumer electronics and data storage industries and the global economic downturn has had and a continued economic downturn will continue to have an adverse impact on the Company’s operations.  The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At March 31, 2004, we had open forward exchange contracts to buy Thailand baht maturing April 12, 2004 and June 11, 2004 with notional amounts of 150,000,000 baht and 250,000,000 baht.  The total open contracts for 400,000,000 baht equates to approximately $10.1 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)

The Annual Meeting of the shareholders of Innovex, Inc. was held on January 20, 2004.  There were 18,970,421 shares of common stock issued and outstanding and entitled to vote at the meeting and a total of 17,364,947 shares were represented at the meeting, in person or by proxy.

b)	Four directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

	For	Withheld

Thomas W. Haley	15,337,313	2,027,633
Elick Eugene Hawk	15,092,483	2,272,463
William P. Murnane	15,338,162	2,026,784
Raj K. Nooyi	15,095,608	2,269,338

c)	Other matters voted on at the meeting:

Proposal #1. A proposal was made to ratify and approve an amendment to the Company’s Bylaws. Shares were voted as follows:

For	Against	Abstain

16,735,957	559,597	69,391

Proposal #3.  A proposal was made to ratify and approve an amendment to the Company’s 1994 Stock Plan to increase the number of shares available for issuance by 1,000,000 shares.  Shares were voted as follows:

For	Against	Abstain

6,458,386	4,221,056	760,384

Proposal #4.  A proposal was made to ratify and approve an amendment to the Company’s Employee  Stock Purchase Plan to increase the number of shares available for issuance by 250,000 shares.  Shares were voted as follows:

For	Against	Abstain

9,804,602	880,606	754,618

Proposal #5. A proposal was made to approve Grant Thornton as the Company’s independent public accountants for the current fiscal year. Shares were voted as follows:

For	Against	Abstain

16,660,277	637,430	67,239

Accordingly, each nominee was elected as a director, each proposal was approved and the appointment of Grant Thorton LLP was approved.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
(a)	The following exhibits are included herein:
	31.1	Certification of Chief Executive Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

	31.2	Certification of Chief Financial Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

	32	Certificate pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)	Reports on Form 8-K.

During the quarter covered by this report, the Company furnished Current Reports on Form 8-K dated January 5, 2004 and January 19, 2004, reporting under Item 12 the disclosure of material non-public information relating to the Company’s results of operations for the three month periods ending December 31, 2003 and with respect to the January 19, 2004 Form 8-K, attaching at Item 7 a related press release.

The Company also furnished a Current Report on Form 8-K dated March 3, 2004 reporting under Item 12 the disclosure of material non-public information relating to the Company’s results of operations for the three month period ending March 31, 2004 and attaching at Item 7 a related press release.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC.
Registrant

Date: May 13, 2004

	By	/s/ WILLIAM P. MURNANE

William P. Murnane
President and Chief Executive Officer

	By	/s/ THOMAS PAULSON

Thomas Paulson
Chief Financial Officer