Form 10-Q
period 2004-06-30
INNOVEX INC
filed 2004-08-12
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

or

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of July 30, 2004, 19,079,487 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

PART 1:	ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2004	September 30, 2003

ASSETS
Current assets:
Cash and equivalents	$21,660,167	$21,606,761
Accounts receivable, net	23,557,553	24,449,708
Inventories	10,590,156	8,634,976
Deferred income taxes – current	3,851,022	3,883,473
Other current assets	2,643,615	1,956,442

Total current assets	62,302,513	60,531,360
Property, plant and equipment, net of accumulated depreciation of $58,751,000 and $50,163,000	53,402,265	66,880,644
Goodwill	3,000,971	3,000,971
Deferred income taxes – long-term	8,630,445	4,829,068
Other assets	2,429,800	2,341,108

	$129,765,994	$137,583,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,057,396	$5,190,580
Accounts payable	15,704,194	15,805,111
Accrued compensation	2,248,141	2,261,101
Other accrued liabilities	3,409,547	1,692,625

Total current liabilities	27,419,278	24,949,417
Long-term debt, less current maturities	13,013,088	9,086,977
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
19,079,287 and 18,906,739 shares issued and outstanding	763,171	756,270
Capital in excess of par value	60,674,135	59,748,421
Retained earnings	27,896,322	43,042,066

Total stockholders’ equity	89,333,628	103,546,757

	$129,765,994	$137,583,151

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2004	2003

Net sales	$35,245,600	$39,943,486
Costs and expenses:
Cost of sales	34,325,253	34,066,596
Selling, general and administrative	4,882,021	4,248,825
Engineering	1,548,529	1,623,148
Net asset impairment	13,108,676	—
Restructuring charges	714,134	—
Net interest (income) expense	150,364	546,242
Net other (income) expense	(193,543)	20,997

Income (loss) before taxes	(19,289,834)	(562,322)
Income taxes	(2,413,298)	(507,261)

Net income (loss)	$(16,876,536)	$(55,061)

Net income (loss) per share:
Basic	$(0.88)	$(0.00)

Diluted	$(0.88)	$(0.00)

Weighted average shares outstanding:
Basic	19,072,311	15,180,629

Diluted	19,072,311	15,180,629

	Nine Months Ended June 30,

	2004	2003

Net sales	$118,853,841	$111,524,460
Costs and expenses:
Cost of sales	103,652,176	97,919,646
Selling, general and administrative	14,127,730	13,614,065
Engineering	4,980,732	4,800,919
Net asset impairment	13,108,676	—
Restructuring charges	714,134	750,000
Net interest (income) expense	485,515	1,668,140
Net other (income) expense	(444,055)	23,288

Income (loss) before taxes	(17,771,067)	(7,251,598)
Income taxes	(2,625,322)	(3,533,219)

Net income (loss)	$(15,145,745)	$(3,718,379)

Net income (loss) per share:
Basic	$(0.80)	$(0.25)

Diluted	$(0.80)	$(0.25)

Weighted average shares outstanding:
Basic	19,010,032	15,169,651

Diluted	19,010,032	15,169,651

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,145,745)	$(3,718,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,721,058	8,855,388
Restructuring and asset impairment charges	13,822,810	750,000
Other non-cash items	(98,064)	(319,472)
Changes in operating assets and liabilities:
Accounts receivable	892,155	(3,415,595)
Inventories	(1,955,180)	808,450
Deferred income taxes	(2,857,377)	(3,816,528)
Other current assets	(1,091,236)	993,098
Accounts payable	(100,917)	1,777,527
Accrued compensation and other accrued liabilities	449,891	(1,195,416)

Net cash provided by (used in) operating activities	2,637,395	719,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,370,046)	(3,255,401)
Other	60,515	32,968

Net cash provided by (used in) investing activities	(8,309,531)	(3,222,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(5,074,212)	(7,228,516)
Issuance of long-term debt	9,867,139	—
Net activity on line of credit	—	10,815,392
Proceeds from exercise of stock options	932,615	360,390

Net cash provided by (used in) financing activities	5,725,542	3,947,266
Increase (decrease) in cash and equivalents	53,406	1,443,906
Cash and equivalents at beginning of period	21,606,761	2,364,136

Cash and equivalents at end of period	$21,660,167	$3,808,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $641,000 and $1,744,000 in the nine months ended June 30, 2004 and 2003.

Cash paid for income taxes was $44,000 and $6,000 in the nine months ended June 30, 2004 and 2003.

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

NOTE 2 – RESTRUCTURING CHARGES
During the third quarter of fiscal 2004, the Company recorded asset impairment and restructuring charges of $13,109,000 and $714,000 related to the planned closure of the Maple Plain facility and the plan to discontinue the support of the FSA attachment process.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The fair value of these assets was determined using quoted market prices where available, appraised values or estimated future cash flows where more definitive values were not available.

In order to reduce its cost structure, the Company plans to close its Maple Plain facility and consolidate its operations with its Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, the Company plans to discontinue supporting the FSA attachment process in order to utilize its resources in other areas with higher expected returns.  Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations.  Restructuring charges of $714,000 were recorded in the third quarter of fiscal 2004. These charges were comprised of $310,000 for one-time termination benefits and $404,000 related to contract termination costs.  The remaining charges are expected to be incurred in the fiscal 2004 fourth quarter and fiscal 2005.

	Manufacturing Operations Restructuring – Maple Plain

(in thousands)	Other Associated Costs	Employee Termination Benefits	Total

Accrual at October 1, 2003	$—	$—	$—
Restructuring charges	—	310	310
Payments	—	(49)	(49)

Accrual at June 30, 2004	$—	$261	$261

During fiscal 2001, the Company recorded asset impairment and restructuring charges related to the restructuring of the Company’s manufacturing operations.  The restructuring was primarily related to moving manufacturing operations from the Company’s Chandler, Arizona facility to the Company’s Minnesota and Thailand locations.

During fiscal 2002 and the fiscal 2003 first quarter, additional restructuring charges of $876,000 and $750,000, respectively, were recorded due to an increase in the estimate of the leased Chandler facility disposition costs.  As of March 31, 2003, the restructuring was substantially complete.

NOTE 3 – NET INCOME (LOSS) PER SHARE
The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares.  The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive.  Options to purchase 1,274,376 and 962,985 shares of common stock with weighted average exercise prices of $11.06 and $12.05 were outstanding during the three and nine month periods ending June 30, 2004, but were excluded from the computation of common share equivalents because they were not dilutive.  Options to purchase 721,100 and 1,049,917 shares of common stock with weighted average exercise prices of $14.24 and $11.87 were outstanding during the three and nine month periods ending June 30, 2003, but were excluded from the computation of common share equivalents because they were not dilutive.

The Company uses the intrinsic value method for valuing stock options granted.  Had the fair value method been applied, the Company’s compensation expense would have been different.  The following table illustrates the effect on the net loss and net loss per share if the Company had applied the fair value method to stock-based compensation for the following three and nine months ended:

	Three months ended June 30,		Nine months ended June 30,

	2004	2003	2004	2003

Net loss as reported	$(16,877,000)	$(55,000)	$(15,146,000)	$(3,718,000)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(202,000)	(176,000)	(498,000)	(532,000)

Net loss- pro forma	$(17,079,000)	$(231,000)	$(15,644,000)	$(4,250,000)

Basic and diluted net loss per common share - as reported	$(0.88)	$(0.00)	$(0.80)	$(0.25)

Basic and diluted net loss per common share – pro forma	$(0.90)	$(0.02)	$(0.82)	$(0.28)

The weighted average fair value of options granted in 2004 and 2003 was $4.04 and $1.52, respectively.  The weighted average fair value was computed by applying the following weighted average assumptions to the Black-Scholes options pricing model:  average volatility of 57% and 66%; dividends yields of 0.0%; average risk-free rate of return of 3.1% and 2.6%; and an average term of 4.5 years for 2004 and 2003, respectively.  No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 4 – INVENTORIES
Inventories are comprised of the following (in thousands):

	June 30, 2004	September 30, 2003

Raw materials and purchased parts	$4,187	$4,361
Work-in-process and finished goods	6,403	4,274

	$10,590	$8,635

NOTE 5 – DERIVATIVE INSTRUMENTS
The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense.  Generally, these contracts have maturities of six months or less.  These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities.  The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges.  At June 30, 2004, the Company had open forward exchange contracts to buy Thailand baht maturing July 16, 2004 and September 14, 2004 with notional amounts of 50,000,000 baht and 350,000,000 baht.  The total open contracts for 400,000,000 baht equates to approximately $9.9 million.

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

NOTE 7 – INCOME TAXES
The Company records income taxes in accordance with the liability method of accounting.  Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.  A valuation allowance is set up where the realization of a deferred tax becomes less likely than not to occur.  The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates.

NOTE 8 – RECLASSIFICATIONS
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

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations.  In the third quarter of fiscal 2004, we recorded asset impairments and restructuring charges related to the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life.  In fiscal 2001, we recorded restructuring charges related to closing our Chandler, Arizona facility and transferring manufacturing operations to our Minnesota and Thailand locations. Because we initially underestimated the costs relating to this restructuring, we recorded additional restructuring charges in fiscal 2002 and 2003. We believe that the restructuring related to the closing of the Chandler facility has been substantially completed as of March 31, 2003.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three months Ended June 30,		For the Nine Months Ended June 30,

	2004	2003	2004	2003

Net Sales	100%	100%	100%	100%
Cost of goods sold	97.4	85.3	87.2	87.8
Gross profit	2.6	14.7	12.8	12.2
Operating expenses:
Selling, general and administrative	13.8	10.6	11.9	12.2
Engineering	4.4	4.1	4.2	4.3
Restructuring	39.2	—	11.6	0.7

Total operating expenses	57.4	14.7	27.7	17.2

Income (loss) from operations	(54.8)	—	(14.9)	(5.0)

Interest and other expense, net	0.1	(1.4)	(0.0)	(1.5)

Income (loss) before provision (benefit) for income taxes	(54.7)	(1.4)	(14.9)	(6.5)
Provision (benefit) for income taxes	(6.8)	1.3	(2.2)	3.2

Net income (loss)	(47.9)%	(0.1)%	(12.7)%	(3.3)%

Comparison of Three Months Ended June 30, 2004 and 2003

Net Sales

          Our net sales were $35.2 million for the three months ended June 30, 2004, compared to $39.9 million for the three months ended June 30, 2003, a decrease of 12%. This decrease was due to lower volume of sales generated by flex suspension assembly (FSA), flat panel display (FPD) and stacked memory product lines.  The decreased FSA sales were related to disk drive industry softness as compared to fiscal 2003.  The lower level of FPD sales in the fiscal 2004 third quarter was due to our largest FPD program beginning to ramp down while the ramp up of new FPD program qualifications was delayed.  Revenue from our stacked memory applications decreased as our stacked memory customers held excess inventory at the beginning of the fiscal 2004 third quarter and experienced component shortages during the quarter which reduced their build plans.

          FSA sales to the disk drive industry generated 67% of our net sales for the three months ended June 30, 2004, compared to 63% for the three months ended June 30, 2003.  Sales of AFC’s to the disk drive industry were 17%, compared to 14%, sales from stacked memory applications were 5%, compared to 6%, display application net sales were 4% versus 6%, network system application sales were 4% compared to 5% and sales from other industry applications were 3% for the three months ended June 30, 2004 compared to 6% for the three months ended June 30, 2003, respectively.

Gross Profit

          Our gross profit was $920,000 for the three months ended June 30, 2004, compared to $5.9 million for the three months ended June 30, 2003, a decrease of 84%. Our gross margin for the three months ended June 30, 2004 decreased to 3%, compared to 15% for the three months ended June 30, 2003. The decrease in gross margin was primarily due to lower net sales decreasing fixed cost leverage and a higher level of fixed costs in place to meet the expected higher levels of AFC, stacked memory and FPD product revenue.  This was compounded by our decision to reduce inventory by limiting production in the third quarter of fiscal 2004.   We anticipate that gross margins for the remainder of fiscal 2004 will improve as new programs begin to increase revenue levels.

Selling, General and Administrative

          Selling, general and administrative expenses for the three months ended June 30, 2004 were $4.9 million, compared to $4.2 million in the three months ended June 30, 2003.  As a percentage of net sales, selling, general and administrative expenses were 14% for the three months ended June 30, 2004, up from 11% for the same period in the prior year. The dollar increase in selling, general and administrative expenses from the prior year is primarily due to higher payroll expenses, payments made to resolve Thailand customs issues and consulting expenses related to Sarbanes Oxley compliance.  The increase in fiscal 2004 as a percent of net sales was primarily due to the spending increases compounded by a decrease in fiscal 2004 net sales.   Selling, general and administrative expenses for the remainder of fiscal 2004 are expected to decrease as a percentage of net sales due to anticipated increased sales.

Engineering

          Engineering expenses for the three months ended June 30, 2004 were $1.5 million, compared to $1.6 million for the three months ended June 30, 2003, a decrease of 5%. The decrease in fiscal 2004 engineering expenses was primarily due to higher environmental compliance costs in the third quarter of fiscal 2003.  As a percentage of net sales, engineering expenses were 4% of sales for the three months ended June 30, 2004, unchanged as compared to the same period in the prior year.

Restructuring

          During the third quarter of fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $0.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue the support of the FSA attachment process.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  In order to reduce our cost structure, we plan to close our Maple Plain facility and consolidate its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, we plan to discontinue supporting the FSA attachment process in order to utilize our resources in other areas with higher expected returns.  Excluding asset impairment charges, restructuring charges are expected to be up to $7 million.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations.  Restructuring charges of $714,000 were recorded in the third quarter of fiscal 2004. These charges were comprised of $310,000 for one-time termination benefits and $404,000 related to contract termination costs.  The remaining charges are expected to be incurred in the fiscal 2004 fourth quarter and fiscal 2005.

Net Interest and Other Expense

          Net interest expense was $0.2 million for the three months ended June 30, 2004, compared to $0.5 million reported for the three months ended June 30, 2003.  The decrease is due to a portion of the proceeds from a secondary public offering of the Company’s common stock in the fourth quarter of fiscal 2003 being used to reduce the level of outstanding debt.  Net other income was $0.2 million in the three months ended June 30, 2004 as compared to net other expense of $21,000 in the three months ended June 30, 2003.  The change was the result of foreign currency exchange gains being incurred in fiscal 2004 while foreign currency losses were incurred in fiscal 2003.

Income Taxes

          Income tax benefit for the three months ended June 30, 2004 was $2.4 million, compared to $0.5 million for the three months ended June 30, 2003.  The tax benefit for the nine months ended June 30, 2004 was calculated at a rate lower than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation and the exclusion of restructuring charges.  We have determined that it is more likely than not that we will be able to utilize the tax benefit carried on our balance sheet in the future.

Comparison of Nine Months Ended June 30, 2004 and 2003

Net Sales

          Our net sales were $118.9 million for the nine months ended June 30, 2004, compared to $111.5 million for the nine months ended June 30, 2003, an increase of 7%. This increase was due to higher sales generated by Flex Suspension Assembly (FSA), actuator flex circuit (AFC), flat panel display (FPD) and stacked memory product lines.  The increased FSA sales in fiscal 2004 were related to improved market share as our largest customer in the disk drive industry transitioned to the 80 gigabyte (“GB”) per platter technology platform.  The increased AFC sales were related to our market share improvement at one of our larger customers.  The FPD sales improvement was due to strong demand earlier in fiscal 2004 for the mobile phone product using our initial FPD flexible circuit.  Revenue from our stacked memory applications also increased as our stacked memory customers experienced higher demand earlier in fiscal 2004.

          FSA sales from the disk drive industry generated 57% of our net sales for the nine months ended June 30, 2004, compared to 59% for the nine months ended June 30, 2003.  Sales of AFC’s to the disk drive industry were 21% compared to 17%, stacked memory application sales were 9%, compared to 7%, display application net sales were 6% versus 5%, network system application sales were 4% compared to 6% and sales from other industry applications were 3% for the nine months ended June 30, 2004 compared to 6% for the nine months ended June 30, 2003, respectively.  We expect FSA sales to decrease as a percentage of our net sales for the last quarter of fiscal 2004.

Gross Profit

          Our gross profit was $15.2 million for the nine months ended June 30, 2004, compared to $13.6 million for the nine months ended June 30, 2003, an increase of 12%. Our gross margin for the nine months ended June 30, 2004 increased to 13%, compared to 12% for the nine months ended June 30, 2003. The increase in gross margin was primarily due to higher net sales improving fixed cost leverage and efficiency improvements primarily related to our Six Sigma initiative.

Selling, General and Administrative

          Selling, general and administrative expenses for the nine months ended June 30, 2004 were $14.1 million, compared to $13.6 million in the nine months ended June 30, 2003.  As a percentage of net sales, selling, general and administrative expenses were 12% for the nine months ended June 30, 2004 and June 30, 2003.  The dollar increase in selling, general and administrative expenses from the prior year is primarily due to higher payroll expenses, payments made to resolve Thailand customs issues and consulting expenses related to Sarbanes Oxley compliance.

Engineering

          Engineering expenses for the nine months ended June 30, 2004 were $5.0 million, compared to $4.8 million for the nine months ended June 30, 2003, an increase of 4%. The increase in fiscal 2004 engineering expenses primarily reflects increased spending on new product development, qualifying products and processes for new applications including FPDs, printers, stacked memory substrates and other high-end flexible circuit technology development related to new products.  In addition, the fiscal 2004 first quarter included 14 weeks of expenses as compared to 13 weeks in the fiscal 2003 first quarter.  As a percentage of net sales, engineering expenses were 4% of sales for the nine months ended June 30, 2004, unchanged as compared to the same period in the prior year.

Restructuring

          During the third quarter of fiscal 2004, the we recorded asset impairment and restructuring charges of $13.1 million and $0.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue the support of the FSA attachment process.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  In order to reduce our cost structure, we plan to close our Maple Plain facility and consolidate its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, we plan to discontinue supporting the FSA attachment process in order to utilize our resources in other areas with higher expected returns.  Excluding asset impairment charges, restructuring charges are expected to be up to $7 million.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations.  Restructuring charges of $714,000 were recorded in the third quarter of fiscal 2004. These charges were comprised of $310,000 for one-time termination benefits and $404,000 related to contract termination costs.

          Restructuring charges for the nine months ended June 30, 2003 were $750,000.  In fiscal 2003, the charges were recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs, primarily to buy out the remainder of the Chandler, Arizona facility lease through its June 2003 termination.  As of March 31, 2003, the restructuring was substantially complete.

Net Interest and Other Expense

          Net interest expenses were $0.5 million for the nine months ended June 30, 2004, compared to $1.7 million reported for the nine months ended June 30, 2003.  The decrease is due to a portion of the proceeds from a secondary public offering of the Company’s common stock in the fourth quarter of fiscal 2003 being used to reduce the level of outstanding debt.  Net other income was $444,000 in the nine months ended June 30, 2004 as compared to net other expense of $23,000 in the nine months ended June 30, 2003.  The change was the result of foreign currency exchange gains being incurred in the nine months ended June 30, 2004 while foreign currency losses were incurred in the nine months ended June 30, 2003.

Income Taxes

          Income tax benefit for the nine months ended June 30, 2004 was $2.6 million, compared to $3.5 million for the nine months ended June 30, 2003.  The tax benefit for the nine months ended June 30, 2004 was calculated at a rate lower than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation and the exclusion of restructuring charges.  We have determined that it is more likely than not that we will be able to utilize the tax benefit carried on our balance sheet in the future.

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

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, bank credit facilities and employee stock option exercises. Cash and equivalents were $21.7 million at June 30, 2004 and $21.6 million at September 30, 2003.

          For the nine months ended June 30, 2004, net cash provided by operating activities of $2.6 million benefited from non-cash charges for depreciation, restructuring and asset impairment charges more than offsetting increases in inventories and deferred taxes.  Inventories increased as a result of planned increases in manufacturing activity levels.  Deferred taxes increased as a result of tax benefits recorded as a result of net operating losses.

          Net cash used in investing activities was $8.3 million in the first nine months of fiscal 2004, compared to $3.2 million in the first nine months of fiscal 2003.  In fiscal 2004, net cash used in investing activities was attributed to the purchase of selected equipment to expand capacity in our bottleneck processes.  Fiscal 2003 net cash used in investing activities was due to capital expenditures primarily for test equipment and capacity increases in selected areas.

          Net cash provided by financing activities was $5.7 million in the first nine months of fiscal 2004, compared to $3.9 million in the first nine months of fiscal 2003.  During the first nine months of fiscal 2004, net cash provided by financing activities was the result of the $9.9 million drawdown under our expanded Thailand credit facility partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.  Fiscal 2003 first nine months net cash provided by financing activities was due to scheduled debt payments being offset by draw downs under our Thailand packing credit facilities.

          In June 2004 we entered into an new credit facility with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand which expanded our existing credit facility with these banks.  The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht.  The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility.  The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand.  As of June 30, 2004, we had approximately $17.7 million outstanding under our Thailand credit facilities.  Total unused availability under our Thailand credit facilities as of June 30, 2004 was approximately $46 million, of which $30 million was related to the packing credit and working capital facilities and $16 million was available under the long term facilities to fund capital equipment expansions in Thailand.  We are currently in compliance with covenants under our Thailand based financing agreements.

          We believe that with the existing Thailand credit facilities, cash generated from operations and the proceeds from a secondary offering of our common stock received on August 4, 2003, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months.  We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our FSA, AFC, stacked memory flex and FPD flex products and cash flow from operations.

Recent Accounting Pronouncements

          There have been no accounting pronouncements relevant to us since the end of fiscal 2003.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties.  These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the risk related to the closing of our Maple Plain facility and its consolidation with our other facilities, the timely availability and acceptance of new products, as well as timely significant levels of sales of new products, including display flexible circuits and stacked memory substrates, the impact of competitive products and pricing, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risks described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2003.  In addition, a significant portion of the Company’s revenue is generated from the disk drive, stacked memory substrates, consumer electronics and data storage industries and the global economic softness has had and may continue to have an adverse impact on the Company’s operations.  The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

PART 1:	ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our business, financial condition and results of operations.

          Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. While we transact business predominately in U.S. dollars, a portion of our sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, we enter into short-term forward foreign currency exchange contracts in the regular course of business to manage our risk exposure, not as speculative instruments. Typically, these contracts have maturities of 6 months or less. The forward exchange contracts generally require us to exchange Thailand baht for U.S. dollars or U.S.

dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in income.

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At June 30, 2004, we had open forward exchange contracts to buy Thailand baht maturing July 16, 2004 and September 14, 2004 with notional amounts of 50,000,000 baht and 350,000,000 baht.  The total open contracts for 400,000,000 baht equates to approximately $9.9 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

PART II - OTHER INFORMATION
Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:
	10.1	Second Credit Facilities Agreement effective as of June 11, 2004 among Innovex (Thailand) Limited, Bank of Ayudhya Public Company Limited and the Industrial Finance Corporation of Thailand.

	31.1	Certification of Chief Executive Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

	31.2	Certification of Chief Financial Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

	32	Certificate pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)	Reports on Form 8-K.

During the quarter covered by this report, the Company furnished Current Reports on Form 8-K dated April 23, 2004  reporting under Item 12 the disclosure of material non-public information relating to the Company’s results of operations for the three month period ending March 31, 2004 and attaching at Item 7 a related press release.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC.
Registrant

Date: August 13, 2004

	By	\s\ WILLIAM P. MURNANE

William P. Murnane
President and Chief Executive Officer

	By	\s\ THOMAS PAULSON

Thomas Paulson
Chief Financial Officer