Form 10-K
period 2004-09-30
INNOVEX INC
filed 2004-12-07
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File No. 0-13143

INNOVEX, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1223933 (IRS Employer Identification No.)

5540 Pioneer Creek Drive Maple Plain, Minnesota (Address of principal executive offices)	55359-9003 (Zip Code)

Registrant’s telephone number, including area code: (763) 479-5300

Securities registered pursuant to Section 12 (b) of the Act:
None
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock ($.04 par value)
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes  [X]    No [   ]

The aggregate market value of shares held by non-affiliates is $123,510,704 computed by reference to the last sale price of the Company’s Common Stock, as reported in the Nasdaq National Market system, of $6.79 per share on March 31, 2004, the last business day of the Company’s most recently completed second fiscal quarter. As of November 15, 2004, the Company had outstanding 19,119,419 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 18, 2005, are incorporated by reference into Part III.

PART I

ITEM I.    BUSINESS

We maintain a website at www.innovexinc.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC.

Our Company

We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), flat panel displays (“FPD”) including liquid crystal displays (“LCDs”) for mobile communication devices and large format plasma screens, tape drives and printers. Our customers include 3M, Dell, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

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

Rapid Expansion of Active Color FPD Applications.    The market for handheld devices with FPDs is expanding rapidly with an increasing number of these devices migrating to active color FPDs requiring high density flexible circuits.

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

Comprehensive Product Portfolio.    Our products address a range of applications that include the following: (i) flex suspension assemblies (“FSA”), which provides the electrical interconnect from the disk drive head to the back-end electronics of the disk drive; (ii) actuator flex (“AFC”), which provides the back-end electrical interconnect for hard disk drives; (iii) flat panel display (“FPD”) which provides the electrical interconnect to LCDs for mobile communication devices or large screen plasma displays; and (iv) a variety of high-end, high density flexible circuits for markets such as printers, semiconductor packaging and medical applications.

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

Our Strategy

To enhance our position as a leading provider of flexible interconnect solutions we intend to pursue the following business strategies:

Continue to Expand Our Market Share in Our Core Markets.    We believe that we will be able to continue to capture additional market share from leading OEMs in the HDD market with our actuator flex solution. Certain HDD industry leaders have qualified our products for a number of next generation applications and are currently evaluating our product offerings for additional future applications.

Continue to Penetrate New Markets.    We have proven our ability to leverage our expertise in high volume, high density applications to address emerging growth opportunities. We believe the technology, research and development and manufacturing capabilities we have developed to serve our core markets have put us in a position to target additional high volume applications, such as FPD and inkjet printer cartridges.

Increase Manufacturing and Supply Chain Efficiencies and Flexibility.    We intend to continue our manufacturing improvement and cost reduction efforts. Through continued deployment of our Six Sigma quality management program, we intend to significantly improve our efficiency, reduce our manufacturing and operating expenses and enhance the quality of the products we manufacture by decreasing manufacturing defects and improving product reliability. We expect to realize cost efficiencies by applying more automation at all of our manufacturing facilities. We are also relocating our Maple Plain operations to Thailand to improve our cycle time performance, facilitate problem solving communications and reduce our fixed cost structure. In addition, by further integrating our operations with our suppliers and customers, we believe that we can continue to reduce our working capital needs and improve our responsiveness to customer requirements.

Current Product Applications

We offer our products to a broad range of markets including the hard disk drive, display, semiconductor packaging and consumer electronics markets. We believe our products are differentiated by their advanced process technology, innovative design, low cost and the functional benefits they provide to our customers.

Current markets addressed by our products include:

Data Storage.    The disk drive market uses our FSA and AFC products. Our FSA product provides the electrical interconnect from the disk drive head to the back-end electronics (actuator flex) of the disk drive. The FSA is a flexible circuit that is bonded to a suspension. Our AFC flex product provides the back-end electronic interconnect for hard disk drives. We are a leading provider of flip chip interconnect solutions for these applications. Flip chip technology, in which an unpackaged die is mounted directly onto the flexible circuit substrate, is becoming the predominant interconnect technology for these applications.

Our other products for the data storage market include interconnects used for tape drives, disk arrays and other interconnects used in hard disk drives. We will continue to provide flexible circuit interconnect solutions to the tape storage industry to address customers’ continuing data backup and archiving needs.

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

Research and Development

We continually engage in research, development and engineering activities. Our goal is to utilize these activities to improve and enhance existing products and processes and to develop new products and processes in order to expand our market share. Our research and development effort is concentrated on improving and increasing long run flexible circuit manufacturing capabilities for both adhesiveless and adhesive based flexible circuits, developing processes for manufacturing new products including flexible circuits for disk drive, display, integrated circuit substrate and printer applications.

We have a 35% investment in, and work very closely with, Applied Kinetics, Inc. (“AKI”), the company that developed the unique manufacturing process technology utilized by our FSA products. We have a license to use this technology in our products for disk drive applications on an exclusive basis through 2009 and on a nonexclusive basis thereafter until 2012, and we continue to work with AKI as part of our on-going development efforts.

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

Even though our customer mix will change from period to period in the future, we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Sales to our two largest customers, Seagate and Maxtor, constituted 61% and 14% of net sales, respectively, for fiscal 2004, 65% and 10% of net sales, respectively, for fiscal 2003 and 64% and 9% of net sales, respectively, for fiscal 2002. Sales to our five largest customers constituted 90% of net sales for fiscal 2004, 90% of net sales for fiscal 2003 and 86% of net sales for fiscal 2002. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication devices and consumer markets has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

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

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could adversely affect our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal 2005.

Intellectual Property

We believe that, due to our customers’ demands for rapid technological advances and the resulting limited product life cycles, the success of our business generally depends more on the technical and engineering expertise, creativity and marketing and service abilities of our employees than on patents, trademarks and copyrights. Nevertheless, we own patents and have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities. We control patents related to the FSA attachment process and Flexgimbal Suspension Assembly (FgSA) products for disk drive applications and believe that these patents give us a competitive advantage in the disk drive industry. There can be no assurance that any patents issued to us or licensed by us will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate our products or design around the patents issued to us or licensed by us. In addition, there can be no assurance that foreign intellectual property laws or our agreements will protect our intellectual property rights in any foreign country. Any failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

As of September 30, 2004, we had a total of 4,118 employees. Of these employees, 203 were based in Maple Plain, Minnesota, 202 were based in Litchfield, Minnesota, and 3,713 were based in Thailand. Our future operating results depend in part upon our ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for our operations. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect our business, results of operations and financial condition.

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

Backlog

The backlog for our continuing operations was $33.8 million, $20.8 million and $23.9 million at September 30, 2004, 2003 and 2002, respectively. Our backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by us as firm orders that are scheduled to be delivered within 12 months from the date of the order. While we believe substantially all of our current backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, we may not realize the revenue indicated by the backlog.

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

Sales to our largest customer constituted 61% of net sales for fiscal 2004, 65% for fiscal 2003 and 64% for fiscal 2002, respectively. Sales to our five largest customers constituted 90% of net sales for fiscal 2004, 90% of net sales for fiscal 2003 and 86% of net sales for fiscal 2002. The loss of one or more of our major customers or a substantial reduction in orders by any significant customer, for any reason, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication device and high-end consumer markets, the development by a customer of the capability to produce flexible circuits in high volume for its own products, a transfer of manufacturing operations by a customer to a lower-cost country, a change in the type of interconnect or suspension assembly used by our largest customers or the failure of a customer to pay its account balance with us, could have a material adverse effect on our business, financial condition and results of operations.

Sales of our FSA and actuator flex products to the hard disk drive industry accounted for 78%, 76% and 74% of our net sales in fiscal 2004, 2003 and 2002, respectively. The disk drive industry is intensely competitive and technology changes rapidly. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and reduce orders for these components during periods of contraction.

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

Our past operating results, and our gross margins, have fluctuated from fiscal period to fiscal period. Our future operating results and gross margins may continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate.

The primary factors that affect us include the following:

•	changes in overall demand for our products;

•	technological changes (such as data density improvements) that reduce the number of suspension assemblies per disk drive required by disk drive makers;

•	changes in expected customer timing of new product introductions;

•	changes in OEM customer manufacturing yields throughout their products’ life cycles;

•	changes in the specific products our customers buy;

•	changes in our selling prices;

•	changes in utilization of our production capacity;

•	changes in our infrastructure costs;

•	changes in our manufacturing process, or problems related to our manufacturing process;

•	changes in our manufacturing yields;

•	changes in our production efficiency;

•	long disruptions in operations at any of our plants for any reason; and

•	changes in the cost of, or limits on, available materials and labor.

Difficulties in forecasting demand for our products make it challenging to utilize our capacity efficiently.

If customer demand for our FSAs or our actuator flex, display flex, stacked memory flex or tape storage flex products weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our just-in-time inventory hubs. Our customers typically prefer a dual source supply, and therefore allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins.

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

Flexible circuit interconnects provide electrical connections between components in electrical systems and are used as a platform to support the attachment of electronic devices. While flexible circuits offer several advantages over competing printed circuit board and ceramic hybrid circuit technologies, our customers may consider changing their designs to use these alternative technologies for future applications. In particular, our largest customer is increasing utilization of an alternative interconnect technology that competes with the electrical interconnect features of our FSA products. If our customers switch significant portions of their business to alternative technologies, our business, financial condition and results of operations could be materially adversely affected.

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

We have experienced annual losses from operations in the fiscal year ended September 30, 2004 and in prior years, and we may not achieve net income on a consistent basis.

While we generated net profits for several quarters in fiscal 2004 and fiscal 2003, we had a net losses of $17.5 million for fiscal 2004, $3.0 million for fiscal 2003 and $3.8 million in fiscal 2002. Whether we achieve net income on a consistent basis will depend on a number of factors, including:

•	the level of revenue in any given period;

•	our expense levels, particularly for manufacturing costs;

•	our manufacturing efficiency, particularly with respect to new product introductions and high volume products;

•	cultivating new AFC customers; and

•	the qualification of new products, including new display flex programs and printer flex products.

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

We may experience difficulties in closing our Maple Plain facility and transitioning its operations to our Litchfield and Thailand locations.

As we transfer production of certain products from our Maple Plain manufacturing site to our other locations, we increase the risk of obsolete inventory and may encounter other difficulties. In the past, such transfers have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs. If we are unable to efficiently transition our operations from Maple Plain to Litchfield and Thailand, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to adequately protect our intellectual property.

We license the technology used to produce portions of our FSA products in the HDD industry on an exclusive basis from Applied Kinetics, Inc. (“AKI”). Our ability to defend our rights to this intellectual property depends on the validity and enforceability of AKI’s proprietary technology. Should we be unable to enforce our rights with respect to such intellectual property, our business, financial condition and results of operations could be materially adversely affected.

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

We and certain users of our products, have received, and may receive, communications from third parties asserting patent claims against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be materially adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims made against us could increase.

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

We have entered into financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, tangible net worth and interest and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to successfully address problems encountered in connection with any future acquisitions.

We expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. Acquisitions and strategic investments involve numerous risks, including:

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

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities our existing shareholders would be diluted.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

ITEM 2.    PROPERTIES

At September 30, 2004, we owned an aggregate of approximately 414,000 square feet of manufacturing and other space. Our significant facilities are as follows:

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

The suit alleges that all of the defendants are violating certain patents owned by Lemelson related to machine vision technologies. Lemelson alleges that certain of the equipment used in our business utilizes this type of technology. We purchased this equipment from vendors whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patent. The complaint seeks damages in an unspecified amount. We have answered the complaint denying that we infringed any of these patents. Since the filing of our answer, the entire case has been stayed in order to allow an earlier-filed case to proceed. During 2004, the earlier-filed case was decided against Lemelson. Lemelson has appealed that decision and the case to which we are a party remains stayed pending the outcome of that appeal. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to Lemelson. We do not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT

Below are the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of September 30, 2004.

Name	Age	Position(s)
Thomas W. Haley	68	Chairman and Director
William P. Murnane	42	President, Chief Executive Officer and Director
Thomas Paulson	48	Senior Vice President and Chief Financial Officer
Terry M. Dauenhauer	51	Senior Vice President and Chief Operating Officer
E. Thomas Atchinson	55	Vice President and Managing Director, Innovex Thailand
Brian R. Dahmes	44	Vice President, Research and Development
Keith Foerster	41	Vice President, U.S. Operations
Dennis R. Huber	40	Vice President, Quality Systems and Six Sigma
Douglas W. Keller	46	Vice President, Finance
Kelly S. Schuller	39	Vice President, General Manager, New Ventures
Nicholas J. Tomashot	41	Vice President, Finance, Innovex Thailand

Thomas Haley founded our company and served as President from 1972 to 1988 and Chief Executive Officer from 1988 through 1999. He has been a director and Chairman since our inception in 1972.

William Murnane was promoted to President and Chief Operating Officer in July 1998 and to Chief Executive Officer in January 2000. He has been a director since 1999. Mr. Murnane joined us in July 1995 as Vice President. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten-year career at United Parcel Service. Mr. Murnane is also a director of Applied Kinetics, Inc. and Transport Corporation of America.

Thomas Paulson joined us in February 2001 as Senior Vice President and Chief Financial Officer. Prior to working with us, Mr. Paulson spent 19 years at The Pillsbury Company where he held a variety of executive positions managing complex financial and business issues in multi-operational and multinational divisions, including Vice President of Finance. Mr. Paulson also serves on the Board of Directors of Applied Kinetics, Inc. and Seneca Foods Corporation.

Terry Dauenhauer joined Innovex in January 2004 as Senior Vice President and Chief Operating Officer. Prior to joining Innovex, he spent five years with Seagate Technology as Vice President of Thailand Operations and WW Product Performance. Prior to that, he was President and Director, AlphaSource Electronics, Alphatel, Alphatec Electronics and NS Electronics from 1993 to 1997. Mr. Dauenhauer held various positions with National Semiconductor from 1987 to 1993, Fairchild Semiconductor from 1983 to1987 and Texas Instruments from 1976 to 1983.

Thomas Atchison joined Innovex in September 2004 as Vice President/General Manager, Innovex (Thailand) Limited. Prior to joining us, Mr. Atchison was the Vice President and Chief Financial Officer of Evans & Sutherland from 2003-2004 and Vice President and General Manager, Manufacturing, Service & Support for Evans & Sutherland from 1998 to 2003. Prior to that Mr. Atchison was the Chief Operating Officer and Chief Financial Officer of Silicon Reality Inc. from 1997 to 1998. Prior to that Mr. Atchison held various positions with Alphatec from 1993 to 1997; National/Fairchild Semiconductor from 1984 to 1993; DSC Communications from 1982 to 1984; and Texas Instruments from 1978 to 1982.

Brian Dahmes joined us in July 1997 as Plant Manager. Mr. Dahmes was promoted to Director of Manufacturing in July 1998 and to Vice President, Quality in March of 1999. In November 1999, he was promoted to Vice President, Managing Director Innovex (Thailand). In August 2001, Mr. Dahmes was named Vice President, Research and Development. From 1992 to 1995, Mr. Dahmes served as Process Engineering Manager for Sheldahl, Inc., and from 1995 to 1997 he was an Engineering Manager with Sheldahl, Inc.

Keith Foerster joined us in May 1992 as a Sales and Marketing Engineer. He has held the following positions with us: National Sales Manager — May, 1995 to July 1997; Director, Hard Disk Drive Sales — July 1997 to August 1999; Senior Director, FSA Development — August 1999 to May 2000; Senior Director, Minnesota Operations — May 2000 to June 2002; Senior Director and General Manager of the Data Storage Division — September 2001 to June 2003; Vice President and General Manager of the Data Storage Division from June 2003 to June 2004; and Vice President, U.S. Operations from June 2004 to date. Previously, Mr. Foerster held positions as a Sales Engineer at Quannon CAD Systems from September 1990 to May 1992 and as a Mechanical Design Engineer at Control Data Corporation from May 1986 to September 1990.

Dennis Huber joined us in January 2001 as a Senior Director and became General Manager of the FSA Division in September 2001. In June 2004, he was promoted to Vice President, Quality Systems and Six Sigma. Prior to working with us, Mr. Huber held various engineering positions at Seagate Technology from 1993 to January 2001 and also held various engineering positions at Hutchinson Technology from 1987 to 1993.

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

Kelly Schuller joined us in April 2001 as Vice President, Strategic Marketing and New Business Development. In August 2001, Mr. Schuller was named General Manager of New Ventures. Prior to joining us, Mr. Schuller spent five years at McKinsey & Company where he led a number of major strategy and business development engagements for Fortune 500 companies. Before McKinsey, he worked for The Pillsbury Company in Strategic and Financial Planning as well as for Ernst & Young as a certified public accountant.

Nick Tomashot joined us in April 2001 as Director of Planning and Analysis. In June 2003, he was promoted to Vice President of Planning and Analysis and he was named Vice President, Finance Thailand in July 2004. Prior to joining us, Mr. Tomashot was Director of Finance of Rooster.com from 2000 to March, 2001, and was Senior Finance Manager of Diageo PLC, Pillsbury North America in the Non-Dough Foods Division from 1999 to 2000. Prior to that, Mr. Tomashot held various finance positions at Proctor & Gamble from 1993 to 1999 and at The NCR Corporation from 1986 to 1991.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol “INVX.” As of September 30, 2004, there were 19,108,469 shares of common stock outstanding, held by approximately 624 shareholders of record.

Price Range of Common Stock

The table below sets forth the high and low sale prices as reported on the Nasdaq National Market for the periods indicated.

	2004		2003
	High	Low	High	Low
First Quarter	$13.360	$7.100	$5.200	$1.560
Second Quarter	11.330	5.990	7.180	4.050
Third Quarter	7.160	3.900	11.500	6.310
Fourth Quarter	4.590	3.100	15.290	9.560

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 30, 2004. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders:	2,008,218	$7.55	1,029,540
Equity compensation plans not approved by stockholders:	—	—	—
Total	2,008,218	$7.55	1,029,540

(1)	Excludes shares of stock listed in first column.

The equity compensation plans approved by our shareholders are the 1987 Employee Stock Option Plan, 1994 Stock Option Plan, and the 2000 Restricted Stock Plan. No shares remain available for future awards under the 1983 Plan.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended September 30, 2004. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	For the Years Ended September 30,
(In thousands, except per share data)	2000	2001	2002	2003	2004
Consolidated Statement of Operations Data:
Net sales	$164,462	$145,635	$134,728	$153,007	$155,946
Cost of sales	139,843	128,978	118,671	132,142	137,976
Gross profit	24,619	16,657	16,057	20,865	17,970
Operating expenses:
Selling, general and administrative	16,089	18,513	16,618	17,941	17,781
Engineering	7,731	6,431	5,665	6,459	6,613
Restructuring	13,601	20,373	950	750	14,789
Total operating expenses	37,421	45,317	23,233	25,150	39,183
Income (loss) from operations	(12,802)	(28,660)	(7,176)	(4,285)	(21,213)
Interest and other income (expense)	(2,767)	(3,689)	(2,265)	(2,273)	(335)
Income (loss) before provision for income taxes	(15,569)	(32,349)	(9,441)	(6,558)	(21,548)
Benefit (provision) for income taxes	4,515	3,473	5,606	3,599	4,052
Net income (loss)	$(11,054)	$(28,876)	$(3,835)	$(2,959)	$(17,496)
Net income (loss) per share:
Basic	$(0.75)	$(1.93)	$(0.25)	$(0.19)	$(0.92)
Diluted	$(0.75)	$(1.93)	$(0.25)	$(0.19)	$(0.92)
Cash dividends per share	$0.04	$—	$—	$—	$—

	As of September 30,
(In thousands)	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Total assets	$167,680	$142,667	$114,928	$137,583	$129,747
Long-term debt, less current maturities	21,003	26,403	15,372	9,087	11,022
Stockholders’ equity	96,396	68,175	64,421	103,547	87,082

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Business — Risks Related to Our Businesss” and elsewhere in this report.

We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), flat panel displays (“FPD”) including liquid crystal displays (“LCDs”) for mobile communication devices and large format plasma screens, tape drives and printers. Our customers include 3M, Dell, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

Net Sales and Revenue Recognition

We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products direct throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts, with sales through distributors representing less than 7% of our total net sales for fiscal years 2004, 2003 and 2002. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers’ manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer’s acknowledgment of the receipt of the goods.

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

Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. During the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain facility and the plan to discontinue the support of the FSA attachment process. In fiscal 2001, we recorded restructuring charges related to closing our Chandler, Arizona facility and transferring manufacturing operations to our Minnesota and Thailand locations. Because we initially underestimated the costs relating to this restructuring, we recorded additional restructuring charges in fiscal 2002 and 2003. As of March, 2003, the restructuring related to the closing of the Chandler facility was substantially complete.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Years Ended September 30,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.1	86.4	88.5
Gross profit	11.9	13.6	11.5
Operating expenses:
Selling, general and administrative	12.3	11.7	11.4
Engineering	4.2	4.2	4.2
Restructuring	0.7	0.5	9.5
Total operating expenses	17.2	16.4	25.1
Income (loss) from operations	(5.3)	(2.8)	(13.6)
Net interest and other expense	(1.7)	(1.5)	(0.2)
Income (loss) before provision for income taxes	(7.0)	(4.3)	(13.8)
Benefit (provision) for income taxes	4.2	2.4	2.6
Net income (loss)	(2.8)%	(1.9)%	(11.2)%

Comparison of the Fiscal Years Ended September 30, 2004 and 2003

Net Sales

Our net sales were $156.0 million for the year ended September 30, 2004, compared to $153.0 million for the year ended September 30, 2003, an increase of 2%. This increase was the result of higher sales generated by disk drive, semiconductor packaging and flat panel display (“FPD”) applications being partially offset by decreases in revenue from non-strategic consumer product lines. The increased disk drive sales were related to our improved Actuator Flex (“AFC”) market share as additional AFC programs entered production. Semiconductor packaging net sales increased due to higher demand from our stacked memory customers in early fiscal 2004. The FPD sales improvement was related to new FPD programs beginning to ramp late in the fiscal year.

Sales from the disk drive industry generated 78% of our net sales for the year ended September 30, 2004, compared to 76% for the year ended September 30, 2003, sales from semiconductor packaging applications were 9% compared to 7%, FPD application net sales were 7% versus 5%, network system application sales were 4% compared to 6% and sales from other industry applications were 2% for the year ended September 30, 2004 versus 6% for the year ended September 30, 2003.

We expect net sales for fiscal 2005 to improve as we continue to benefit from a significant number of new FPD program qualifications entering production and additional program and customer qualifications for our disk drive AFC products. This anticipated increase should more than offset an expected decrease in net sales from FSA products as our FSA customer transitions to an alternative technology for a portion of their next generation programs.

Gross Profit

Our gross profit was $18.0 million for the fiscal year ended September 30, 2004 compared to $20.9 million for the fiscal year ended September 30, 2003, a decrease of 14%. Our gross margin for the fiscal year ended September 30, 2004 decreased to 12%, compared to 14% for the fiscal year ended September 30, 2003. The decrease in gross margin was primarily related to a higher fixed cost structure put in place to meet higher expected demand for AFC and FPD products. Revenue from AFC and FPD products was lower than expected due to inventory corrections in the disk drive industry and a customer delay of the production ramp up of new FPD programs resulting in higher than expected unabsorbed overhead expenses.

We anticipate that gross margins in fiscal 2005 will improve as net sales are expected to increase which will result in better utilization of our fixed cost structure. The improved utilization should more than offset the impact of an expected increase in the material content of cost of goods sold due to anticipated higher levels of assembly related net sales.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended September 30, 2004 were $17.8 million, virtually unchanged as compared to $17.9 million for the fiscal year ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 11% in fiscal 2004 and 12% for the fiscal year ended September 30, 2003. As compared to fiscal 2003, increased fiscal 2004 spending for Sarbanes Oxley related consulting and higher payroll costs were offset by lower depreciation costs and training costs related to implementation of the company-wide Six Sigma program during fiscal 2003.

Selling, general and administrative expenses for fiscal 2005 are expected to decrease as a percentage of net sales due to payroll cost reductions made as part of the June 2004 restructuring and anticipated increased net sales in fiscal 2005.

Engineering

Engineering expenses for the fiscal year ended September 30, 2004 were $6.6 million, compared to $6.5 million for the fiscal year ended September 30, 2003, an increase of 2%. The increase in fiscal 2004 engineering expenses was primarily due to increased spending on qualifying products and processes for new applications including flat panel displays and inkjet printers and other high-end flexible circuit technology development related to new products. As a percentage of net sales, engineering expenses were 4% of sales for both the fiscal year ended September 30, 2004 and 2003.

Engineering expenses for fiscal 2005 are expected to decrease as a percentage of net sales due to an expected increase in sales while engineering expenses are expected to remain flat.

Restructuring

During the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain facility and the plan to discontinue the support of the FSA attachment process. Related to this restructuring, we recorded asset impairment charges of $13.1 million and restructuring charges of $1.7 million during the last two quarters of fiscal 2004. The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process. The fair value of these assets was determined using quoted market prices where available, appraised values or estimated future cash flows where more definitive values were not available.

In order to reduce our cost structure, we plan to close our Maple Plain facility and consolidate its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities. In addition, we plan to discontinue supporting the FSA attachment process in order to utilize our resources in other areas with higher expected returns. Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million. The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with our other locations. Restructuring charges of $1.7 million were recorded in the last two quarters of fiscal 2004. These charges were comprised of $926,000 for one-time termination benefits, $404,000 related to contract termination costs and $350,000 related to moving and closing costs. The remaining charges are expected to be incurred in fiscal 2005.

Restructuring charges for the fiscal year ended September 30, 2003 were $750,000. In fiscal 2003, the charges were recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs, primarily to buy out the remainder of the Chandler, Arizona facility lease through its June 2003 termination. As of September 30, 2003, the restructuring was substantially complete.

Net Interest and Other Expense

Net interest expenses were $0.7 million in the fiscal year ended September 30, 2004, compared to $2.0 million for the fiscal year ended September 30, 2003, a decrease of 68%. Interest expense decreased in 2004 primarily due to average interest-bearing debt being $8.0 million lower for the twelve months ended September 30, 2004 compared to the twelve months ended September 30, 2003. Net other income was $329,000 in the fiscal year ended September 30, 2004 as compared to net other expense of $234,000 in the fiscal year ended September 30, 2003. The increase was the result of foreign currency exchange gains being incurred in fiscal 2004 while a foreign currency exchange loss was generated in fiscal 2003 and the write off of loan origination fees related to the U.S. based credit facility that was paid off in the fourth quarter of fiscal 2003.

Income Taxes

Income tax benefit for the fiscal year ended September 30, 2004 was $4.1 million, compared to $3.6 million for the fiscal year ended September 30, 2003. The tax benefit for fiscal 2004 was calculated at a rate lower than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation and the exclusion of restructuring charges. We have determined that it is more likely than not that we will be able to utilize the tax benefit in the future.

Comparison of the Fiscal Years Ended September 30, 2003 and 2002

Net Sales

Our net sales were $153.0 million for the year ended September 30, 2003, compared to $134.7 million for the year ended September 30, 2002, an increase of 14%. This increase was due to higher sales generated by disk drive, semiconductor packaging and FPD applications. The increased disk drive sales were related to our improved FSA market share as our largest customer in the disk drive industry transitioned to the 80 gigabyte (“GB”) per platter technology platform. Semiconductor packaging net sales increased due to higher demand from our stacked memory customers. The FPD sales improvement was related to the continued ramp-up of the new FPD program announced during the first quarter of fiscal 2003.

Sales from the disk drive industry generated 76% of our net sales for the year ended September 30, 2003, compared to 74% for the year ended September 31, 2002, sales from semiconductor packaging applications were 7%, compared to 3%, network system application sales were 6% for both years, FPD net sales were 5% versus 0%, consumer application sales were 5% versus 14% and sales from other industry applications were 1% for the year ended September 30, 2003 versus 3% for the year ended September 30, 2002.

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

Engineering

Engineering expenses for the fiscal year ended September 30, 2003 were $6.5 million, compared to $5.7 million for the fiscal year ended September 30, 2002, an increase of 14%. The increase in fiscal 2003 engineering expenses was primarily due to increased spending on new product development, further spending related to FSA and FgSA technology improvements, qualifying products and processes for new applications including FPD displays, printers, semiconductor packaging substrates and other high-end flexible circuit technology development related to new products. As a percentage of net sales, engineering expenses were 4% of sales for both the fiscal year ended September 30, 2003 and 2002.

Restructuring

Restructuring charges for the fiscal year ended September 30, 2003 were $750,000, compared to $950,000 for the fiscal year ended September 30, 2002. In fiscal 2003, the charges were recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs, primarily to buy out the remainder of the Chandler, Arizona facility lease through its June 2003 termination. In the fiscal year ended September 30, 2002, additional charges were also recorded due to an increase in the estimate of the leased Chandler, Arizona facility disposition costs and an additional accrual was recorded to complete the restructuring related to the closing of our Mexican facility. As of September 30, 2003, the restructuring was substantially complete.

Net Interest and Other Expense

Net interest expenses were $2.0 million in the fiscal year ended September 30, 2003, compared to $2.6 million for the fiscal year ended September 30, 2002, a decrease of 22%. Interest expense decreased in 2003 primarily due to average interest-bearing debt being $11.0 million lower for the twelve months ended September 30, 2003 compared to the twelve months ended September 30, 2002. Net other expense was $234,000 in the fiscal year ended September 30, 2003 as compared to net other income of $351,000 in the fiscal year ended September 30, 2002. The decrease was the result of foreign currency exchange losses being incurred in fiscal 2003 while a foreign currency exchange gain was generated in fiscal 2002 and the write off of the loan origination fees related to the U.S. based credit facility which was paid off in the fourth quarter of fiscal 2003.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Allowance for Excess and Obsolete Inventory. Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, our cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly different than the established reserves, a revision to the obsolescence allowance would be recorded in the period in which such a determination was made.

•	Goodwill. We have determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

•	Deferred Taxes. We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is set up where the realization of any deferred taxes becomes less likely than not to occur. We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.

•	Revenue Recognition. We make electronic components (flexible circuits) based on customer specifications. Our revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. We have an implied warranty that the products meet our customers’ specification. Credits only are issued for customer returns. In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, a binding purchase order is used as evidence of an arrangement. We recognize revenue from the sale of our products upon shipment or delivery of our products to our customers, depending upon the customer agreement or shipping terms. We also store inventory in warehouses (JIT hubs — third party owned warehouses) that are located close to our customers’ manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss which follows our customers’ acknowledgement of the receipt of the goods.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $14.4 million at September 30, 2004 and $21.6 million at September 30, 2003.

Net cash used by operating activities was $4,000 in the fiscal year ended September 30, 2004, compared to net cash provided by operating activities of $1.8 million in the fiscal year ended September 30, 2003. For fiscal 2004, net cash used by operating activities was the result of increases in accounts receivable, inventory and other assets more than offsetting increased accounts payable and the net of the pretax loss and non-cash charges for restructuring and depreciation. Accounts receivable, inventory and accounts payable all increased as a result of the FPD program ramp ups beginning near the end of fiscal 2004.

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

Net cash used in investing activities was $11.0 million in the fiscal year ended September 30, 2004, compared to $4.9 million in fiscal 2003 and $1.1 million in fiscal 2002. Fiscal 2004 net cash used in investing activity was the result of capital expenditures including capacity increases for selected processes related to the expected increase in FPD and AFC sales, new equipment to support the next FSA generation product, Thailand capability expansion and upgrades of current capabilities. In the fiscal year ended September 30, 2003, net cash used in investing activities was attributed to the purchase of test equipment and equipment to expand capacity in selected areas. Fiscal 2002 net cash used in investing activities was due to capital expenditures of $3.5 million being partially offset by proceeds from the sale of our Mexican facility. Fiscal 2002 capital expenditures primarily included technological upgrades, selected capacity increases and facility improvements.

Net cash provided by financing activities was $3.8 million in the fiscal year ended September 30, 2004, compared to net cash provided by financing activities of $22.4 million in fiscal 2003 and net cash used in financing activities was $14.2 million in fiscal 2002. Fiscal 2004 net cash provided by financing activities was primarily due to proceeds from our new Thailand long and short-term credit facilities more than offsetting scheduled payments made under our existing credit facilities. During the fiscal year ended September 30, 2003, net cash provided by financing activities was primarily the result of net proceeds from a follow-on stock offering of $39.5 million partially offset by the pay down of interest bearing debt. Fiscal 2002 net cash used by financing activities was due to reductions in the outstanding balances under our Thailand packing credit facilities, scheduled payments under our U.S. and Thailand long-term credit facilities and an additional $1.6 million payment made under our U.S. long-term credit facility.

In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and The Industrial Finance Corporation of Thailand (IFCT) which expanded the existing credit facility with these banks. The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht. The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of September 30, 2004, approximately $16.1 million was outstanding under the Thailand credit facilities. Total unused availability under the Thailand credit facilities as of September 30, 2004 was approximately $45 million, of which $29 million was related to the packing credit and working capital facilities and $16 million was available under the long term facilities to fund capital equipment expansions in Thailand.

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

Contractual Obligations

The table below discloses a summary of the Company’s specified contractual obligations at September 30, 2004 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Long-term Debt Obligations	$6,252	$5,461	$5,319	$242	$17,274
Operating Leases	1,167	1,478	—	—	2,645
Total	$7,419	$6,939	$5,319	$242	$19,919

Recent Accounting Pronouncements

There have been no accounting pronouncements relevant to us since the end of fiscal 2003.

Forward Looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties are set forth under “Business — Risks Related to Our Business” in this Annual Report and include the timely availability and acceptance of new products including the FPD flexible circuits, next generation products for disk drive and semiconductor packaging substrate applications, the impact of competitive products and pricing, interruptions in the operations of the Company’s single source suppliers, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, a significant portion of the Company’s revenue is generated from the disk drive, semiconductor packaging substrates, consumer electronics and data storage industries and the global economic downturn has had and continued economic softness will continue to have an adverse impact on the Company’s operations. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At September 30, 2004, we had open forward exchange contracts to buy Thailand baht maturing December 13 and 14, 2004 with notional amounts totaling 300,000,000 Thailand baht (approximately $7.3 million U.S. dollars.) No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Innovex, Inc.

We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
October 27, 2004

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$14,422,060	$21,606,761
Accounts receivable, less allowance for doubtful accounts of $375,000 (2003 — $343,000)	27,247,622	24,449,708
Inventories	12,222,703	8,634,976
Deferred income taxes	915,559	3,883,473
Other current assets	2,696,645	1,956,442
Total current assets	57,504,589	60,531,360
Property, plant and equipment — at cost:
Land and land improvements	3,392,253	3,620,545
Buildings and leasehold improvements	30,094,120	38,882,762
Machinery and equipment	68,315,799	73,035,365
Office furniture and fixtures	1,131,625	1,504,856
	102,933,797	117,043,528
Less accumulated depreciation and amortization	49,395,781	50,162,884
Net property, plant and equipment	53,538,016	66,880,644
Goodwill	3,000,971	3,000,971
Deferred income taxes — long-term	12,974,692	4,829,068
Other assets	2,728,563	2,341,108
Total assets	$129,746,831	$137,583,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,251,784	$5,190,580
Line of credit	—	—
Accounts payable	20,540,924	15,805,111
Accrued compensation	2,702,072	2,261,101
Other accrued liabilities	2,148,328	1,692,625
Total current liabilities	31,643,108	24,949,417
Long-term debt, less current maturities	11,021,678	9,086,977
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,108,469 shares issued and outstanding (2003 — 18,906,739)	764,339	756,270
Capital in excess of par value	60,771,551	59,748,421
Retained earnings	25,546,155	43,042,066
Total stockholders’ equity	87,082,045	103,546,757
Total liabilities and stockholders’ equity	$129,746,831	$137,583,151

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2004	2003	2002
Net sales	$155,945,623	$153,007,469	$134,727,529
Costs and expenses:
Cost of sales	137,975,563	132,141,805	118,671,425
Selling, general and administrative	17,780,747	17,941,200	16,617,803
Engineering	6,613,205	6,459,015	5,665,207
Restructuring charges	14,788,867	750,000	950,000
Interest expense	820,701	2,069,539	2,734,750
Interest income	(156,186)	(29,752)	(119,356)
Other (income) expense, net	(328,934)	233,877	(351,345)
	177,493,963	159,565,684	144,168,484
Income (loss) before provision for income taxes	(21,548,340)	(6,558,215)	(9,440,955)
Benefit (provision) for income taxes	4,052,429	3,598,799	5,605,890
Net income (loss)	$(17,495,911)	$(2,959,416)	$(3,835,065)
Net income (loss) per share:
Basic	$(0.92)	$(0.19)	$(0.25)
Diluted	$(0.92)	$(0.19)	$(0.25)
Weighted average shares outstanding:
Basic	19,027,508	15,735,510	15,080,441
Diluted	19,027,508	15,735,510	15,080,441

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2004, 2003 and 2002

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total Stockholders’ Equity
Balance at October 1, 2001	$601,770	$17,736,455	$49,836,547	$68,174,772
Shares issued through exercise of stock options	364	16,562	—	16,926
Shares issued through employee stock purchase plan	2,197	62,624	—	64,821
Net loss	—	—	(3,835,065)	(3,835,065)
Balance at September 30, 2002	604,331	17,815,641	46,001,482	64,421,454
Shares issued through exercise of stock options	10,788	1,964,496	—	1,975,284
Tax benefits derived from exercise of stock options	—	490,326	—	490,326
Shares issued through employee stock purchase plan	3,151	154,208	—	157,359
Shares issued through offering	138,000	39,323,750	—	39,461,750
Net loss	—	—	(2,959,416)	(2,959,416)
Balance at September 30, 2003	756,270	59,748,421	43,042,066	$103,546,757
Shares issued through exercise of stock options	5,933	581,556	—	587,489
Tax benefits derived from exercise of stock options	—	180,348	—	180,348
Shares issued through employee stock purchase plan	2,136	261,226	—	263,362
Net loss	—	—	(17,495,911)	(17,495,911)
Balance at September 30, 2004	$764,339	$60,771,551	$25,546,155	$87,082,045

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$(17,495,911)	$(2,959,416)	$(3,835,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,286,006	11,709,258	13,359,337
Restructuring charges	14,788,867	750,000	950,000
Other non-cash items	(231,487)	481,604	(123,983)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(2,797,914)	(7,676,605)	2,542,203
Inventories	(3,587,727)	650,624	4,496,595
Deferred income taxes	(5,177,710)	(4,328,812)	9,036,801
Income taxes	122,416	1,303,106	685,842
Other current assets	(1,203,426)	(148,257)	(1,281,147)
Accounts payable	4,735,813	2,730,071	(3,363,845)
Other current and long-term liabilities	(442,710)	(755,355)	(6,600,678)
Net cash provided (used in) operating activities	(3,783)	1,756,218	15,866,060
Cash Flows From Investing Activities:
Capital expenditures	(11,097,116)	(4,946,222)	(3,535,356)
Proceeds from sale of assets	69,442	32,968	2,451,499
Net cash used in investing activities	(11,027,674)	(4,913,254)	(1,083,857)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(6,870,456)	(11,892,380)	(10,167,262)
Net (payments) proceeds on line of credit	—	(7,302,352)	(4,597,648)
Issuance of long-term debt	9,866,361	—	466,824
Proceeds from offering	—	39,461,750	—
Proceeds from exercise of stock options	587,489	1,975,284	16,926
Proceeds from employee stock purchase plans	263,362	157,359	64,821
Net cash provided by (used in) financing activities	3,846,756	22,399,661	(14,216,339)
Increase (decrease) in cash and equivalents	(7,184,701)	19,242,625	565,864
Cash and equivalents at beginning of year	21,606,761	2,364,136	1,798,272
Cash and equivalents at end of year	$14,422,060	$21,606,761	$2,364,136

Supplemental Disclosures:

Cash paid for interest was approximately $879,000; $2,343,000; and $2,834,000 in 2004, 2003 and 2002.

Income tax payments were approximately $950,000; $6,000; and $29,000 in 2004, 2003 and 2002.

Tax benefits derived from exercise of stock options totaling approximately $180,000, $490,000 and $0 in 2004, 2003 and 2002 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INNOVEX, INC. AND SUBSIDIARIES

September 30, 2004, 2003 and 2002

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

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Fiscal Year — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal year ended September 30, 2004 included 53 weeks and the fiscal years ended September 30, 2003 and 2002 included fifty-two weeks of operations.

Foreign Currency Translation — The Company uses the United States dollar as its functional currency for its subsidiary in Thailand. Re-measurement gains and losses, resulting from the process of re-measuring the foreign currency denominated assets and liabilities of these foreign subsidiaries into U.S. dollars, are included in operations. Net foreign currency re-measurement and foreign exchange instrument gains (losses) of $53,000, ($321,000) and $71,000 were included in other income (expense) in the fiscal years ended September 30, 2004, 2003 and 2002.

Foreign Exchange Instruments — The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the Company to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at the inception of the contracts. The contracts are not designated as hedges, therefore, the gains and losses on foreign currency exchange contracts are included in other income (expense). The Company does not enter into forward exchange contracts for trading purposes.

Cash and Cash Equivalents — The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2004 and cash equivalents of $10.2 million at September 30, 2003. Cash of approximately $14.2 million and $11.1 million was on deposit in foreign financial institutions at September 30, 2004 and 2003. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Accounts Receivable — The Company grants credit to customers in the normal course of business and generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses.

Inventories — Inventories which are composed of raw materials, work-in-progress and finished goods are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

Property, Plant and Equipment — Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated service lives range from 5 to 30 years for buildings and leasehold improvements, from 2 to 7 years for machinery and equipment and from 3 to 7 years for office furniture and fixtures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and any other intangible assets determined to have indefinite useful lives are not amortized. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises.

Fair Values of Financial Instruments — Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Net Income (Loss) Per Share — The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 1,071,423, 859,125 and 1,312,812 shares of common stock with weighted average exercise purchase prices of $11.39, $12.46 and $11.19 were outstanding during 2004, 2003 and 2002, but were excluded from the computation of common share equivalents because they were antidilutive.

Revenue Recognition — The Company makes electronic components (flexible circuits) based on customer specifications. The Company’s revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. In recognizing revenue in any period, the company applies the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

For all sales, a binding purchase order is used as evidence of an arrangement. The Company also stores inventory in warehouses (JIT hubs — third party owned warehouses) that are located close to the customer’s manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods. The Company has an implied warranty that the products meet the customer’s specification. Credits are issued for customer returns.

Use of Estimates — Preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Income Taxes — The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. The Company establishes a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realizable. Changes in enacted tax rates are reflected in the tax provision as they occur.

Stock Based Compensation — The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. The Company’s 2004, 2003 and 2002 pro forma net income (loss) and diluted net income (loss) per share would have been ($18,078,000), ($3,671,000) and ($4,623,000) or ($0.95), ($0.23) and ($0.32) had the fair value method been used for valuing options granted during those years. The weighted average fair value of options granted in 2004, 2003 and 2002 was $3.38, $1.60 and $1.46. The value was computed by applying the following weighted average assumptions to the Black Scholes options pricing model: volatility of 53%, 66% and 90%; dividend yields of 0.0%; risk-free rate of return of 2.8%, 2.6% and 4.0%; and an average term of 3 years for 2004 and 4.5 years for 2003 and 2002. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely tradable.

New Pronouncements — There have been no accounting pronouncements relevant to us since the end of fiscal 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B. — Inventories

Inventories are comprised of the following at September 30 in thousands:

	2004	2003
Raw materials and purchased parts	$5,683	$4,361
Work-in-process and finished goods	6,540	4,274
	$12,223	$8,635

Note C. — Line of Credit and Long-Term Debt

In June 2004, the Company entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and The Industrial Finance Corporation of Thailand (IFCT) which expanded the existing credit facility with these banks. The long-term facilities were increased by 1,060 million baht, the packing credit facility was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht. The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand credit facilities are secured by certain receivables, inventory and assets held by the Company in Thailand. As of September 30, 2004, approximately $16.1 million was outstanding under the Thailand credit facilities. Total unused availability under the Thailand credit facilities as of September 30, 2004 was approximately $45 million, of which $29 million was related to the packing credit and working capital facilities and $16 million was available under the long term facilities to fund capital equipment expansions in Thailand.

Under the terms of the Thailand based credit facility, any outstanding balance on the 590 and 220 million baht term loans bears interest at the average minimum loan rate (“MLR”) rate, 5.875% at September 30, 2004. Under the terms of the June 2004 agreement, any outstanding balance on the 400 and 660 million baht term loan bears interest at 4.00% annually until June 11, 2005, at which time the outstanding balance will bear interest at the one year fixed deposit rate plus 3% for the next two years and interest for the remainder of the loan’s term will be the one year fixed deposit rate plus 3.5%. The one year fixed deposit rate was 0.75% at September 30, 2004. The packing credit bears interest at the BAY MLR less 1.75%, 4% at September 30, 2004. The working capital and overdraft facilities bear interest at the IFCT and BAY minimum overdraft rate (“MOR”), 6% at September 30, 2004. The Company is required to maintain certain financial ratios and meet certain net worth levels.

Long-term obligations consist of:

(in thousands of U.S. dollar equivalents)	2004	2003
Thailand BAY and IFCT facilities:
590 million baht term loan	$5,174	$9,869
220 million baht term loan	1,243	2,039
400 million baht term loan	9,672	—
660 million baht term loan	—	—
U.S. based facilities:
Various capital leases	1,185	2,370
	17,274	14,278
Less current portion	6,252	5,191
	$11,022	$9,087

At September 30, 2004 and 2003 there were no outstanding balances under the packing credit, working capital and overdraft facilities. As of September 30, 2003, the 590 million baht term loan interest rate was 5.88% and the 220 million baht term loan interest rate was 6.00%. As of September 30, 2003, the packing credit facility interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate was 4.25%, the original working capital facility interest rate was 6.25%, the additional working capital facility interest rate was 4.88% and the overdraft facility interest rate was 6.00%.

Assets under capital lease as of September 30, 2004 had an acquisition cost of $6.8 million and a net book value of $1.6 million. Interest rates on these leases range from 7.5% to 9.1%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2005 — $6,252; 2006 — $2,776; 2007 — $2,685; 2008 — $3,627; 2009 — $1,692; and thereafter $242. The recorded value of long-term debt approximates fair market value.

Note D. — Stockholders’ Equity

Common Stock — On August 4, 2003, the Company consummated the sale of 3,450,000 shares of common stock at a public offering price of $12.25 per share. The net offering proceeds to the Company were $39,461,750 after deducting total estimated expenses of the offering of $2,800,750.

Stock Option Plans — The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 2004, the Company had 913,390 shares of common stock available for issuance under the plans.

Restricted Stock Plan — The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At September 30, 2004, the Company had 116,150 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during each of the three years in the period ending September 30, 2004 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at October 1, 2001	1,576,359	$10.54
Granted	521,850	2.91
Forfeited	(303,598)	9.55
Exercised	(9,100)	1.86
Balance at September 30, 2002	1,785,511	8.35
Granted	542,550	2.89
Forfeited	(68,331)	5.33
Exercised	(269,328)	7.29
Balance at September 30, 2003	1,990,402	7.11
Granted	567,779	8.85
Forfeited	(401,793)	8.71
Exercised	(148,170)	3.38
Balance at September 30, 2004	2,008,218	7.55

Options exercisable at September 30:

	Number Exercisable	Weighted Average Exercise Price
2002	754,745	$11.32
2003	785,837	11.29
2004	848,512	9.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $ 2.71	594,430	7.5	years	$1.85	122,190	$1.88
3.46 – 4.60	176,750	7.7	years	4.01	74,200	4.01
5.04 – 9.80	734,438	7.5	years	8.43	210,862	7.21
10.20 – 11.54	280,100	3.4	years	11.11	277,600	11.11
12.59 – 15.00	149,000	6.0	years	13.12	90,160	13.18
26.21 – 28.82	73,500	2.9	years	28.67	73,500	28.67
	2,008,218				848,512

Employee Stock Purchase Plan — The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 500,000 shares of common stock have been reserved for issuance. As of September 30, 2004, 252,932 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Note E. — Income Taxes

The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

	2004	2003	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	1.3(0.6)	(3.3)
Foreign operating income benefit	(11.1)	(16.8)	(11.7)
Allowances	25.6	6.4	(9.0)
Adjustments to income tax provision accruals	0.4	(8.0)	(1.8)
Permanent differences	(1.0)	(0.7)	0.4
Other	—	(1.2)	—
	(18.8)%	(54.9)%	(59.4)%

Components of the (benefit) provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

	2004	2003	2002
Current:
Federal	$169	$671	$(14,165)
Foreign	945	—	—
State	12	59	(478)
	1,126	730	(14,643)
Deferred	(5,178)	(4,329)	9,037
	$(4,052)	$(3,599)	$(5,606)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2002, the Company received an income tax refund for approximately $13.2 million as part of an economic relief act that was passed into law.

Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carryforward and other deferred tax temporary differences are contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS 109 by assessing the available positive and negative evidence surrounding its recoverability. The Company considers projected future taxable income and tax planning strategies in making their assessment. Accordingly, the Company recorded a valuation allowance of $24,431,000 and $18,833,000 at September 30, 2004 and 2003. The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied. The net operating loss and tax credit carry-forwards of $93,500,000 expire at various dates from September 2018 through September 2024.

The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

	2004	2003
Current deferred tax assets:
Inventories	$361	$237
Receivables	77	85
Compensation and benefits	360	333
Restructuring	88	24
NOL carryforwards	—	3,204
	30	—
	$916	$3,883
Long-term deferred tax assets (liabilities) — net:
Accelerated depreciation	$(2,400)	$(6,081)
Intangibles	4,425	5,289
Tax credit and NOL carryforwards	35,381	24,455
Valuation allowances	(24,431)	(18,833)
	$12,975	$4,830

Note F. — Retirement and Profit-Sharing Plans

The Company sponsors a 401(k) retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of each dollar of employee elective deferral contributions, up to 3% of the employee’s compensation. Company contributions for this plan were approximately $387,000, $330,000 and $301,000 for the years ended September 30, 2004, 2003 and 2002.

Note G. — Research and Development Costs

The Company incurred research and development costs of approximately $5,966,000, $5,012,000 and $4,786,000 for the years ended September 30, 2004, 2003 and 2002.

Note H. — Foreign Operations and Significant Customers

The Company continues to increase the functions performed in its Asian operation located in Lamphun, Thailand in order to take advantage of the proximity to customers and favorable labor and operating costs. The Company had aggregate export sales of $132,496,000, $129,065,000, and $110,751,000 for the years ending

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004, 2003 and 2002, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 30, 2004 and 2003, long-lived assets of $27,469,000 and $25,402,000 were located in Thailand.

International revenue concentrations in excess of 10% were:

	2004	2003	2002
Thailand	57%	61%	59%
Republic of China	24	19	20

Revenues from two customers made up a significant portion of the Company’s total net sales during the years ending September 30:

	2004	2003	2002
Seagate	61%	65%	64%
Maxtor	14	10	9

Accounts receivable from the above two customers are 74% and 54% of the Company’s accounts receivable at September 30, 2004 and 2003.

Note I. — Commitments and Contingencies

The Company paid rent of $1,271,000, $2,063,000 and $2,113,000 in fiscal 2004, 2003 and 2002 under facility and equipment operating leases that expire at various dates through September 2007. As of September 30, 2004, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2005 — $1,167; 2006 — $1,167; 2007 — $311.

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

In July 2000, the Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Innovex, Inc. and approximately 90 other defendants. The suit alleges that all of the defendants are violating certain patents owned by Lemelson related to machine vision technologies. Lemelson alleges that certain of the equipment used in Innovex Inc.’s business utilizes this type of technology. The equipment was purchased from vendors whom the Company believes may have an obligation to indemnify the Company in the event that the equipment infringes any third-party patent. The complaint seeks damages in an unspecified amount. The Company has answered the complaint denying that the Company infringed any of these patents. Since the filing of the Company’s answer, the entire case has been stayed in order to allow an earlier-filed case to proceed. During 2004, the earlier-filed case was decided against Lemelson. Lemelson has appealed that decision and the case to which the Company is a party remains stayed pending the outcome of that appeal. The Company cannot be sure that it will prevail in this action and any adverse outcome could require, among other things, to pay royalties to Lemelson. The Company does not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim.

The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note J. — Derivative Instruments

The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in earnings within the caption other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At September 30, 2004, the Company had open forward exchange contracts to buy Thailand baht maturing December 13 and 14, 2004 with notional amounts totaling 300,000,000 Thailand baht (approximately $7.3 million U.S. dollars). At September 30, 2003, the Company had open forward exchange contracts to buy Thailand baht maturing October 3, 2003 with notional amounts totaling 100,000,000 Thailand baht (approximately $2.5 million U.S. dollars) and another forward exchange contract to buy Thailand baht expiring January 9, 2004 with a notional amount of 150,000,000 Thailand baht (approximately $3.8 million U.S. dollars).

Note K. — Restructuring Charges

During the third quarter of fiscal 2004, the Company announced the planned closure of the Maple Plain facility and the plan to discontinue the support of the FSA attachment process. Related to this restructuring, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million during the last two quarters of fiscal 2004. The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process. The fair value of these assets was determined using quoted market prices where available, appraised values or estimated future cash flows where more definitive values were not available.

In order to reduce its cost structure, the Company plans to close its Maple Plain facility and consolidate its operations with its Lamphun, Thailand and Litchfield, Minnesota facilities. In addition, the Company plans to discontinue supporting the FSA attachment process in order to utilize its resources in other areas with higher expected returns. Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million. The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations. Restructuring charges of $1.7 million were recorded in the last two quarters of fiscal 2004. These charges were comprised of $926,000 for one-time termination benefits, $404,000 related to contract termination costs and $350,000 related to moving and closing costs. The remaining charges are expected to be incurred in fiscal 2005.

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

The remaining restructuring accrual as of September 30, 2004 totaled $241,000. Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring — Maple Plain		Manufacturing Operations Restructuring — Arizona
	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at October 1, 2002	$—	$—	$225	$78	$303
Payments	—	—	(916)	(53)	(969)
Change in estimate	—	—	750	—	750
Accrual at September 30, 2003	—	—	59	25	84
Restructuring charges	350	926	—	—	1,276
Payments	(350)	(739)	(30)	—	(1,119)
Accrual at September 30, 2004	$—	$187	$29	$25	$241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY FINANCIAL DATA
(Unaudited)

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter*	4th Quarter*	Year
Net sales	$44,343,523	$39,264,718	$35,245,600	$37,091,781	$155,945,622
Gross profit	8,724,749	5,556,569	920,347	2,768,394	17,970,059
Net income (loss)	1,593,752	137,039	(16,876,536)	(2,350,167)	(17,495,912)
Net income (loss) per share:
Basic	$0.08	$0.01	$(0.88)	$(0.12)	$(0.92)
Diluted	$0.08	$0.01	$(0.88)	$(0.12)	$(0.92)

*	The third and fourth quarters include restructuring charges of $13,823,000 and $966,000, respectively, related to the restructuring of the Company’s manufacturing operations and closing its Maple Plain facility.

Fiscal 2003	1st Quarter	2nd Quarter**	3rd Quarter	4th Quarter	Year
Net sales	$34,525,238	$37,055,736	$39,943,486	$41,483,009	$153,007,469
Gross profit	3,495,078	4,232,846	5,876,890	7,260,850	20,865,664
Net income (loss)	(2,296,445)	(1,366,873)	(55,061)	758,963	(2,959,416)
Net income (loss) per share:
Basic	$(0.15)	$(0.09)	$(0.00)	$0.04	$(0.19)
Diluted	$(0.15)	$(0.09)	$(0.00)	$0.04	$(0.19)

**	The second quarter includes restructuring charges of $750,000 related to the restructuring of the Company’s manufacturing operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the sections entitled “Election of Directors,” “Governance Matters,” “Description of Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive proxy statement to be mailed to shareholders on or about December 15, 2004, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 (the “2004 Proxy Statement”). Except as set forth at Item 4A of this Annual Report, the information required by Item 10 is incorporated herein by reference from the sections noted above of the 2004 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is made to the section entitled “Executive Compensation and Other Information” and “Executive Compensation and Other Information — Director Compensation” in the 2004 Proxy Statement. The information required by Item 11 is incorporated herein by reference from the sections noted above of the 2004 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in 2004 Proxy Statement. The information required by Item 12 is incorporated herein by reference from the sections noted above of the 2004 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement. The information required by Item 13 is incorporated herein by reference from the sections noted above of the 2004 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the section entitled “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Procedures” in the 2004 Proxy Statement. The information required by Item 14 is incorporated herein by reference from the sections noted above of the 2004 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial Statements	Page(s)
	The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:
	• Consolidated Balance Sheets at September 30, 2004 and 2003	29
	• Consolidated Statements of Operations for each of the three years in the period ended September 30, 2004	30
	• Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2004	31
	• Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2004	32
	• Notes to Consolidated Financial Statements	33–41

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits
3(a)	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the Quarter Ended December 31, 1996.
3(b)	Amended and Restated Bylaws are incorporated by reference to Exhibit 3(b) of the Company’s Form 10-Q for the Quarter Ended December 31, 2003.
10(a)	1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Company’s Form S-8 dated March 17, 1989 (File No. 33-27530).
10(b)	Innovex, Inc. and Subsidiaries Employees’ Retirement Plan is incorporated by reference to Exhibit 10(i) of the Company’s Form 10-K for the Year Ended September 30, 1992.
10(c)	1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 dated February 27, 2002 (File No. 333-83452).
10(d)	Innovex, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 dated May 19, 2000 (File No. 333-37380).
10(e)	Innovex, Inc. Restricted Stock Plan is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated August 23, 2001 (File No. 333-68228).
10(f)	Form of Employment Agreement between certain executive officers and the Company is incorporated by reference to Exhibit 10 of the Company’s Form 10-Q for the Quarter Ended December 31, 2003.
10(g)
Second Credit Facilities Agreement effective June 11, 2004 between Innovex (Thailand) Limited as the Borrower and The Industrial Finance Corporation of Thailand and Bank of Ayudhya Public Company Limited as the Creditor is incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Quarter Ended June 30, 2004.

10(h)
** License and Development Agreement dated October 12, 1999 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734.)

10(i)
** First Amendment to the License and Development Agreement dated July 1, 2001 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(j)
** Second Amendment to the License and Development Agreement dated October 4, 2002 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

21	Subsidiaries of Innovex, Inc.	46
23	Consent of Grant Thornton LLP	47
31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	48
31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	49
32	Certificate pursuant to 18 U.S.C. § 1350	50

(c)    EXHIBITS

Reference is made to Item 15(a)3.

(d)    SCHEDULES

Reference is made to Item 15(a)2.

*	Indicates a management contract or compensatory plan or arrangement.

**	Certain portions of the Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVEX, INC.
By /s/ WILLIAM P. MURNANE William P. Murnane President and Chief Executive Officer

Date: December 6, 2004	By /s/ THOMAS PAULSON Thomas Paulson Chief Financial Officer

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

/s/ WILLIAM P MURNANE William P. Murnane	President, Chief Executive Officer and Director (principal executive officer)

/s/ THOMAS PAULSON Thomas Paulson	Chief Financial Officer (principal financial officer)

/s/ THOMAS W. HALEY Thomas W. Haley	Chairman and Director

/s/ PHILIP D. ANKENY Philip D. Ankeny	Director

/s/ RAJ K. NOOYI Raj K. Nooyi	Director