Form 10-Q
period 2004-12-31
INNOVEX INC
filed 2005-02-09
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2004

or

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of January 21, 2005, 19,148,824 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

PART 1:   ITEM  1          FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2004	September 30, 2004

ASSETS
Current assets:
Cash and equivalents	$17,082,145	$14,422,060
Accounts receivable, net	25,347,932	27,247,622
Inventories	17,223,923	12,222,703
Deferred income taxes – current	915,559	915,559
Other current assets	3,890,035	2,696,645

Total current assets	64,459,594	57,504,589
Property, plant and equipment, net of accumulated depreciation of $51,898,000 and $49,396,000	59,909,993	53,538,016
Goodwill	3,000,971	3,000,971
Deferred income taxes – long-term	12,974,692	12,974,692
Other assets	3,108,012	2,728,563

	$143,453,262	$129,746,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,420,517	$6,251,784
Line of credit	4,729,105	—
Accounts payable	24,608,943	20,540,924
Accrued compensation	2,566,245	2,702,072
Other accrued liabilities	5,307,043	2,148,328

Total current liabilities	43,631,853	31,643,108
Long-term debt, less current maturities	13,666,855	11,021,678
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,143,844 and 19,108,469 shares issued and outstanding	765,754	764,339
Capital in excess of par value	60,850,318	60,771,551
Retained earnings	24,538,482	25,546,155

Total stockholders’ equity	86,154,554	87,082,045

	$143,453,262	$129,746,831

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,

	2004	2003

Net sales	$40,041,490	$44,343,523
Costs and expenses:
Cost of sales	36,141,828	35,618,774
Selling, general and administrative	3,870,849	4,957,045
Engineering	1,709,125	1,750,980
Restructuring charges	343,116	—
Net interest (income) expense	209,889	159,086
Net other (income) expense	(582,836)	(46,376)

Income (loss) before taxes	(1,650,481)	1,904,014
Income taxes	(642,808)	310,262

Net income (loss)	$(1,007,673)	$1,593,752

Net income (loss) per share:
Basic	$(0.05)	$0.08

Diluted	$(0.05)	$0.08

Weighted average shares outstanding:
Basic	19,127,621	18,937,336

Diluted	19,127,621	19,762,048

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,007,673)	$1,593,752
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,720,732	2,871,151
Restructuring and asset impairment charges	343,116	—
Other non-cash items	(175,842)	(9,624)
Changes in operating assets and liabilities:
Accounts receivable	1,899,690	(3,501,127)
Inventories	(5,001,220)	(2,778,270)
Deferred income taxes	—	284,916
Other current assets	(1,435,368)	(225,531)
Accounts payable	4,068,019	3,489,741
Accrued compensation and other accrued liabilities	2,717,413	(72,888)

Net cash provided by (used in) operating activities	4,128,867	1,652,120
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,091,979)	(2,086,438)
Other	—	38,000

Net cash provided by (used in) investing activities	(9,091,979)	(2,048,438)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,472,339)	(1,977,837)
Issuance of long-term debt	4,286,249	—
Net activity on line of credit	4,729,105	—
Proceeds from exercise of stock options	80,182	433,073

Net cash provided by (used in) financing activities	7,623,197	(1,544,764)
Increase (decrease) in cash and equivalents	2,660,085	(1,941,082)
Cash and equivalents at beginning of period	14,422,060	21,606,761

Cash and equivalents at end of period	$17,082,145	$19,665,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $226,000 and $278,000 in the three months ended December 31, 2004 and 2003.

Cash paid for income taxes was $-0- and $6,000 in the three months ended December 31, 2004 and 2003.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the “Company”) after elimination of all significant intercompany transactions and accounts.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole.  The Company utilizes a fiscal year that ends on the Saturday nearest to September 30.  For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES
During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The fair value of these assets was determined using quoted market prices where available, appraised values or estimated future cash flows where more definitive values were not available.

In order to reduce its cost structure, the Company plans to close its Maple Plain facility and consolidate its operations with its Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, the Company plans to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where the Company believes it has an advantage.  Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations.  Restructuring charges of $343,000 were recorded in the first quarter of fiscal 2005. These charges were comprised of $152,000 for one-time termination benefits and $191,000 related to moving and closing costs.  Charges of $2.1 million related to this restructuring have been recorded through December 31, 2004.  The remaining expected charges of $4.9 million are expected to be incurred during the last three quarters of fiscal 2005.

	Manufacturing Operations Restructuring – Maple Plain

(in thousands)	Other Associated Costs	Employee Termination Benefits	Total

Accrual at October 1, 2004	$—	$187	$187
Restructuring charges	191	152	343
Payments	(191)	(45)	(236)

Accrual at December 31, 2004	$—	$294	$294

NOTE 3 – NET INCOME (LOSS) PER SHARE
The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares.  The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive.  Options to purchase 1,090,155 shares of common stock with a weighted average exercise price of $10.61 were outstanding during the three month period ending December 31, 2004, but were excluded from the computation of common share equivalents because they were not dilutive.  Options to purchase 576,700 shares of common stock with a weighted average exercise price of $14.21 were outstanding during the three month period ending December 31, 2003, but were excluded from the computation of common share equivalents because they were not dilutive.

The Company uses the intrinsic value method for valuing stock options granted.  Had the fair value method been applied, the Company’s compensation expense would have been different.  The following table illustrates the effect on the net loss and net loss per share if the Company had applied the fair value method to stock-based compensation for the following three months ended:

	Three months ended December 31,

(in thousands except for per share amounts)	2004	2003

Net income (loss) as reported	$(1,008)	$1,594
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(157)	(104)

Net income (loss)- pro forma	$(1,165)	$1,490

Basic and diluted net income (loss) per common share - as reported	$(0.05)	$0.08

Basic and diluted net income (loss) per common share – pro forma	$(0.06)	$0.08

The weighted average fair value of options granted in fiscal 2005 and 2004 was $1.56 and $4.80, respectively.  The weighted average fair value was computed by applying the following weighted average assumptions to the Black-Scholes options pricing model:  average volatility of 49% and 64%; dividends yields of 0.0%; average risk-free rate of return of 3.0% and 3.2%; and an average term of 2.9 years for 2005 and 4.5 years for 2004, respectively.  No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 4 – INVENTORIES
Inventories are comprised of the following (in thousands):

	December 31, 2004	September 30, 2004

Raw materials and purchased parts	$6,891	$5,683
Work-in-process and finished goods	10,333	6,540

	$17,224	$12,223

NOTE 5 – DERIVATIVE INSTRUMENTS
The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense.  Generally, these contracts have maturities of six months or less.  These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities.  The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges.  At December 31, 2004, the Company had open forward exchange contracts to buy Thailand baht maturing February 8, 2005, February 24, 2005 and March 14, 2005 with notional amounts of 400,000,000 baht, 200,000,000 baht and 300,000,000 baht.  The total open contracts for 900,000,000 baht equates to approximately $23.1 million.

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

NOTE 8 – ASSET ACQUISITION
On December 31, 2004, the Company acquired the assets to manufacture adhesiveless, copper clad polyimide from Gould Electronics, Inc.  The $3.5 million asset purchase price was accrued at December 31 and funded on January 4, 2005.  Concurrent with this transaction, the Company also agreed to purchase Gould’s Eastlake, Ohio manufacturing facility for $3.5 million on July 1, 2005.

NOTE 9 – NEW PRONOUNCEMENTS
The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   The Company will be required to adopt Statement 123(R) as of its first interim reporting period that begins after June 15, 2005 or the fourth quarter of fiscal year 2005.  The Company has not completed its evaluation of Statement 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

PART I	ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included in this report.  This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2004, as well as others not now anticipated.

We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.  The first quarter of fiscal 2004 included 14 weeks while all remaining quarters of fiscal 2004 and all fiscal 2005 quarters include 13 weeks.

Overview

          We are a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry.  We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis.  We target high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives, liquid crystal displays (LCDs) for mobile communication devices, tape drives and arrays, flat panel displays (FPDs) and printers.  Our customers include 3M, Dell, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

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

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations.  In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three months Ended December 31,

	2004	2003

Net Sales	100%	100%
Cost of goods sold	90.3	80.3

Gross profit	9.7	19.7
Operating expenses:
Selling, general and administrative	9.6	11.2
Engineering	4.3	3.9
Restructuring	0.8	—

Total operating expenses	14.7	15.1

Income (loss) from operations	(5.0)	4.6

Interest and other income (expense), net	0.9	(0.3)

Income (loss) before provision (benefit) for income taxes	(4.1)	4.3
Provision (benefit) for income taxes	(1.6)	0.7

Net income (loss)	(2.5% )	3.6%

Comparison of Three Months Ended December 31, 2004 and 2003

Net Sales

          Our net sales were $40.0 million for the three months ended December 31, 2004, compared to $44.3 million for the three months ended December 31, 2003, a decrease of 10%. This decrease was primarily the result of lower revenue generated by actuator flex circuit (AFC) sales related to changes in the disk drive industry sales mix to programs for which we were not a qualified supplier.  We expect revenue to increase for the balance of fiscal 2005 as flat panel display (FPD) program qualifications begin to enter high volume production. Also, while we expect flex suspension assembly (FSA) revenue to decrease when the disk drive industry transitions to its next generation of products later in fiscal 2005, our AFC revenue should benefit from the significantly higher level of next generation, AFC program qualifications.

          FSA sales to the disk drive industry generated 64% of our net sales for the three months ended December 31, 2004, compared to 51% for the three months ended December 31, 2003.  Sales of AFC’s to the disk drive industry were 13%, compared to 24%, sales from stacked memory applications were 9%, compared to 10%, display application net sales were 8% in both periods, network system application sales were 4% in both periods and sales from other industry applications were 2% for the three months ended December 31, 2004 compared to 3% for the three months ended December 31, 2003, respectively.

Gross Profit

          Our gross profit was $3.9 million for the three months ended December 31, 2004, compared to $8.7 million for the three months ended December 31, 2003, a decrease of 55%. Our gross margin for the three months ended December 31, 2004 decreased to 10%, from 20% for the three months ended December 31, 2003. The decrease in gross margin was primarily due to lower net sales decreasing fixed cost leverage and a higher level of fixed costs in place to meet the expected higher levels of AFC and FPD product revenue.  We anticipate that gross margins for the remainder of fiscal 2005 will improve as new FPD and AFC programs increase revenue levels.

Selling, General and Administrative

          Selling, general and administrative expenses for the three months ended December 31, 2004 were $3.9 million, compared to $5.0 million in the three months ended December 31, 2003, a decrease of 22%.  As a percentage of net sales, selling, general and administrative expenses were 10% for the three months ended December 31, 2004, down from 11% for the same period in the prior year. The dollar decrease in selling, general and administrative expenses and the decrease as a percent of net sales from the prior year primarily reflect lower payroll expenses as a result of the cost reduction measures taken in July 2004.  Selling, general and administrative expenses for the remainder of fiscal 2004 are expected to decrease as a percentage of net sales due to anticipated increased sales.

Engineering

          Engineering expenses for the three months ended December 31, 2004 were $1.7 million, compared to $1.8 million for the three months ended December 31, 2003, a decrease of 2%. The decrease in fiscal 2005 engineering expenses was primarily due to the cost reduction measures taken in July 2004.  As a percentage of net sales, engineering expenses were 4% of sales for the three months ended December 31, 2005, unchanged as compared to the same period in the prior year.

Restructuring

          During the second half of fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million, respectively, related to the planned closure of our Maple Plain facility and our plan to discontinue support of the FSA attachment process.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The fair value of these assets was determined using quoted market prices where available, appraised values or estimated future cash flows where more definitive values were not available.

          In order to reduce our cost structure, we plan to close our Maple Plain facility and consolidate its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, we plan to discontinue supporting our FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage.  Excluding asset impairment charges, total restructuring charges are expected to be approximately $7 million when the restructuring is complete.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with our other locations.  Restructuring charges of $343,000 were recorded in the first quarter of fiscal 2005. These charges were comprised of $153,000 for one-time termination benefits and $190,000 related to moving and closing costs.  Charges of $2.1 million related to this restructuring have been recorded through December 31, 2004.  The remaining expected charges of $4.9 million are expected to be incurred during the last three quarters of fiscal 2005.

Net Interest and Other Expense

          Net interest expense was $0.2 million for the three months ended December 31, 2004 and 2003.  Net other income was $0.6 million in the three months ended December 31, 2004 as compared to $46,000 in the three months ended December 31, 2003.  The change was the result of larger foreign currency exchange gains and increased income from our 35% equity holding in Applied Kinetics, Inc in fiscal 2005 as compared to fiscal 2004.

Income Taxes

          Income tax benefit for the three months ended December 31, 2004 was $642,000, compared to income tax expense of $310,000 for the three months ended December 31, 2003.  The tax benefit for the three months ended December 31, 2004 was calculated at a rate higher than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation.  We have determined that it is more likely than not that we will be able to utilize the tax benefit carried on our balance sheet in the future.

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

• Revenue Recognition. We make electronic components (flexible circuits) based on customer specifications.  Our revenue recognition policy is consistently applied regardless of sales channels utilized and product destination.  We have an implied warranty that the products meet our customers’ specification.  Credits are issued for customer returns.  In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.  For all sales, a binding purchase order is used as evidence of an arrangement.  We recognize revenue from the sale of our products upon shipment or delivery of our products to our customers, depending upon the customer agreement or shipping terms.  We also store inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to our customers’ manufacturing facilities.  Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss which follows our customers’ acknowledgement of the receipt of the goods.

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $17.1 million at December 31, 2004 and $14.4 million at September 30, 2004.

          For the three months ended December 31, 2004, net cash provided by operating activities of $4.1 million resulted from non-cash charges for depreciation, a decrease in accounts receivable and increases in accounts payable and accrued liabilities more than offsetting the net loss and increased inventories and other current assets.  Inventories and accounts payable increased as a result of planned increases in manufacturing activity levels.  Accrued liabilities increased as a result of the $3.5 million acquisition of assets used to manufacture copper clad polyimide material being accrued at the end of the period.

          Net cash used in investing activities was $9.1 million in the first three months of fiscal 2005, compared to $2.0 million in the first three months of fiscal 2004.  In fiscal 2005, net cash used in investing activities was attributed to the $3.5 million purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications.  Fiscal 2004 net cash used in investing activities was attributed to the purchase of selected equipment to expand capacity in our bottleneck processes.

          Net cash provided by financing activities was $7.6 million in the first quarter of fiscal 2005, compared to net cash used in financing activities of $1.5 million in the first quarter of fiscal 2004.  During the first quarter of fiscal 2005, net cash provided by financing activities was the result of the $4.7 million borrowed under our short-term Thailand credit facilities and the $4.3 million increase in amounts owed under our long term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.  Fiscal 2004 net cash used in financing activities was the result of scheduled debt payments on our Thailand debt facilities and U.S. based capital leases.

          In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand which expanded our existing credit facility with these banks.  The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht.  The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility.  The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand.  As of December 31, 2004, we had approximately $19.1 million outstanding under our long-term Thailand credit facilities and $4.7 million outstanding under our short-term Thailand credit facilities.  Total unused availability under our Thailand credit facilities as of December 31, 2004 was approximately $40 million, of which $26 million was related to the packing credit and working capital facilities and $14 million was available under the long term facilities to fund capital equipment expansions in Thailand.  At December 31, 2004, we were not in compliance with a Thailand credit facility covenant that requires a 600 million baht ($15.4 million USD) minimum intercompany loan balance between Innovex Inc. and Innovex Thailand Limited.  We have obtained a waiver of that covenant through March 31, 2005 and expect to be in compliance with the covenant at that time.

          In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4,000,000.  The note is due February 10, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum.  Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity.  The note is secured by our Litchfield and Maple Plain facilities.

          We believe that with the existing Thailand credit facilities, cash generated from operations and the proceeds from the new U.S. based credit facility, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months.  We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. We also filed an S-3 Registration Statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our shares of our common stock in one or more offerings from time to time.  Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our AFC, stacked memory flex and FPD flex products and cash flow from operations.

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2004 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations	$6,421	$7,230	$6,436	—	$20,087
Operating Leases	1,167	1,187	—	—	2,354
Purchase Obligation	3,500				3,500

Total	$11,088	$8,417	$6,436	—	$25,941

Recent Accounting Pronouncements

          The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in our financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   We will be required to adopt Statement 123(R) as of our first interim reporting period that begins after June 15, 2005 or the fourth quarter of fiscal year 2005.  We have not completed our evaluation of Statement 123(R).

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on our valuation of inventory or operating results.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties.  These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the risk related to the closing of our Maple Plain facility and its consolidation with our other facilities, the timely availability and acceptance of new products, as well as timely significant levels of sales of new products, including display flexible circuits and stacked memory substrates, the impact of competitive products and pricing, changes in manufacturing efficiencies and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risks described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2004.  In addition, a significant portion of the Company’s revenue is generated from the disk drive, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may continue to have an adverse impact on the Company’s operations.  The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At December 31, 2004, the Company had open forward exchange contracts to buy Thailand baht maturing February 8, 2005, February 24, 2005 and March 14, 2005 with notional amounts of 400,000,000 baht, 200,000,000 baht and 300,000,000 baht.  The total open contracts for 900,000,000 baht equates to approximately $23.1 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

Date: February 9, 2005

	By	\s\ WILLIAM P. MURNANE

William P. Murnane President and Chief Executive Officer

	By	\s\ THOMAS PAULSON

Thomas Paulson Chief Financial Officer