Form 10-Q
period 2005-03-31
INNOVEX INC
filed 2005-05-06
CIK 50601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of April 21, 2005, 19,178,976 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

PART 1:	ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and equivalents	$7,964,036	$14,422,060
Accounts receivable, net	34,495,320	27,247,622
Inventories	20,394,191	12,222,703
Deferred income taxes — current	—	915,559
Other current assets	2,735,573	2,696,645
Total current assets	65,589,120	57,504,589

Property, plant and equipment, net of accumulated depreciation of $55,014,000 and $49,396,000	65,231,218	53,538,016
Goodwill	3,000,971	3,000,971
Deferred income taxes — long-term	5,475,787	12,974,692
Other assets	3,259,545	2,728,563
	$142,556,641	$129,746,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$6,377,732	$6,251,784
Line of credit	7,745,355	—
Accounts payable	31,322,576	20,540,924
Accrued compensation	2,815,047	2,702,072
Other accrued liabilities	3,132,228	2,148,328
Total current liabilities	51,392,938	31,643,108

Long-term debt, less current maturities	18,969,671	11,021,678

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,176,976 and 19,108,469 shares issued and outstanding	767,079	764,339
Capital in excess of par value	60,938,396	60,771,551
Retained earnings	10,488,557	25,546,155
Total stockholders’ equity	72,194,032	87,082,045
	$142,556,641	$129,746,831

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$52,724,445	$39,264,718
Costs and expenses:
Cost of sales	51,217,055	33,708,149
Selling, general and administrative	3,657,866	3,991,315
Royalty expense to equity investee	514,080	297,349
Engineering	1,874,580	1,681,223
Restructuring charges	465,582	—
Net interest (income) expense	346,913	176,065
Net other (income) expense	(301,706)	(204,136)
Income (loss) before taxes	(5,049,925)	(385,247)
Income taxes	9,000,000	(522,286)
Net income (loss)	$(14,049,925)	$137,039

Net income (loss) per share:
Basic	$(0.73)	$0.01
Diluted	$(0.73)	$0.01

Weighted average shares outstanding:
Basic	19,149,594	19,020,447
Diluted	19,149,594	19,677,615

	Six Months Ended March 31,
	2005	2004

Net sales	$92,765,935	$83,608,241
Costs and expenses:
Cost of sales	87,358,883	69,326,923
Selling, general and administrative	7,150,671	8,613,348
Royalty expense to equity investee	892,124	632,361
Engineering	3,583,705	3,432,203
Restructuring charges	808,698	—
Net interest (income) expense	556,802	335,151
Net other (income) expense	(884,542)	(250,512)
Income (loss) before taxes	(6,700,406)	1,518,767
Income taxes	8,357,192	(212,024)
Net income (loss)	$(15,057,598)	$1,730,791

Net income (loss) per share:
Basic	$(0.79)	$0.09
Diluted	$(0.79)	$0.09

Weighted average shares outstanding:
Basic	19,138,608	18,978,892
Diluted	19,138,608	19,719,832

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,057,598)	$1,730,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,852,510	5,779,318
Restructuring and asset impairment charges	808,698	—
Deferred taxes	8,394,433	(411,630)
Other non-cash items	(327,547)	(63,841)
Changes in operating assets and liabilities:
Accounts receivable	(7,247,698)	(2,384,521)
Inventories	(8,171,488)	(5,135,452)
Other current assets	(265,572)	(715,493)
Accounts payable	10,781,652	2,300,444
Accrued compensation and other accrued liabilities	325,818	146,053
Net cash provided by (used in) operating activities	(4,906,792)	1,245,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,544,253)	(4,596,738)
Other	4,140	60,515
Net cash provided by (used in) investing activities	(17,540,113)	(4,536,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,130,030)	(3,437,995)
Issuance of long-term debt	11,203,971	—
Net activity on line of credit	7,745,355	—
Proceeds from exercise of stock options	169,585	903,565
Net cash provided by (used in) financing activities	15,988,881	(2,534,430)

Increase (decrease) in cash and equivalents	(6,458,024)	(5,824,984)

Cash and equivalents at beginning of period	14,422,060	21,606,761

Cash and equivalents at end of period	$7,964,036	$15,781,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest was $501,000 and $472,000 in the six months ended March 31, 2005 and 2004.

Cash paid for income taxes was $-0- and $6,000 in the six months ended March 31, 2005 and 2004.

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

NOTE 2 — RESTRUCTURING CHARGES

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

In order to reduce its cost structure, the Company plans to close its Maple Plain facility and consolidate its operations with its Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, the Company plans to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where the Company believes it has an advantage.  Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations.  Restructuring charges of $466,000 and $809,000 were recorded in the second quarter and first six months of fiscal 2005, respectively. The charges for the first six months of fiscal 2005 were comprised of $396,000 for one-time termination benefits and $413,000 related to moving and closing costs.  Charges of $2.5 million related to this restructuring have been recorded through March 31, 2005.  The remaining expected charges of $4.5 million are expected to be incurred during the last half of fiscal 2005.

	Manufacturing Operations Restructuring — Maple Plain
(in thousands)	Other Associated Costs	Employee Termination Benefits	Total
Accrual at October 1, 2004	$—	$187	$187
Restructuring charges	413	396	809
Payments	(413)	(60)	(473)
Accrual at March 31, 2005	$—	$523	$523

NOTE 3 — NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares.  The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive.  Options to purchase 1,234,023 and 1,162,089 shares of common stock were outstanding during the three and six month periods ending March 31, 2005, but were excluded from the computation of common share equivalents because they were not dilutive.  Options to purchase 1,037,879 and 807,289 shares of common stock were outstanding during the three and six month periods ending March 31, 2004, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 — STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing stock options granted.  Had the fair value method been applied, the Company’s compensation expense would have been different.  The following table illustrates the effect on the net income (loss) and net income (loss) per share if the Company had applied the fair value method to stock-based compensation for the following three and six month periods:

	Three months ended March 31,		Six months ended March 31,
(in thousands except for per share amounts)	2005	2004	2005	2004
Net income (loss) as reported	$(14,050)	$137	$(15,058)	$1,730
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(178)	(192)	(336)	(295)
Net income (loss)- pro forma	$(14,228)	$(55)	$(15,394)	$1,435

Basic and diluted net income (loss) per common share - as reported	$(0.73)	$0.01	$(0.79)	$0.09
Basic and diluted net income (loss) per common share — pro forma	$(0.74)	$(0.00)	$(0.80)	$0.07

The weighted average fair value of options granted in fiscal 2005 and 2004 was $1.62 and $4.12, respectively.  The weighted average fair value was computed by applying the following weighted average assumptions to the Black-Scholes options pricing model:  average volatility 50% and 55%; dividends yields of 0.0%; average risk-free rate of return of 3.0% and 3.1%; and an average term of 3.0 years and 4.5 years for 2005 and 2004, respectively.  No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 5 — INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	September 30,
	2005	2004
Raw materials and purchased parts	$8,705	$5,683
Work-in-process and finished goods	11,689	6,540
	$20,394	$12,223

NOTE 6 — DERIVATIVE INSTRUMENTS — FOREIGN CURRENCY TRANSLATION

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense.  Generally, these contracts have maturities of six months or less.  These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities.  The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges.  At March 31, 2005, the Company had open forward exchange contracts to buy Thailand baht maturing May 9, 2005; May 24, 2005; June 13, 2005 and June 14, 2005 with notional amounts of 300 million baht, 225 million baht, 125 million baht and 300 million baht.  The total open contracts for 950 million baht equates to approximately $24.2 million.

Foreign currency translation gains or (losses) included in Net Other Income Expense ( in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Gain or loss from forward exchange contracts	$(309)	$112	$742	$173
Other foreign currency gains or losses	328	(82)	(334)	(118)
Net gain or loss from foreign currency transactions	$18	$30	$408	$55

NOTE 7 — REVENUE RECOGNITION

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

NOTE 8 — INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting.  Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.  A valuation allowance is established when the realization of a deferred tax asset becomes less likely than not to occur.  The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates.  Based on the valuation allowance analysis performed at March 31, 2005, the valuation allowance was increased by $9 million bringing the total allowance to $33.4 million.

NOTE 9 — ASSET ACQUISITION

On December 31, 2004, the Company acquired the assets to manufacture adhesiveless, copper clad polyimide from Gould Electronics, Inc.  The $3.5 million asset purchase price was accrued at December 31 and funded on January 4, 2005.  Concurrent with this transaction, the Company also agreed to purchase Gould’s Eastlake, Ohio manufacturing facility for $3.5 million on July 1, 2005.

NOTE 10 — RELATED PARTY TRASACTIONS

The Company holds 35% of the outstanding shares of Applied Kinetics Inc. (AKI).  AKI is a technology development company which focuses on manufacturing process related to disk drive components.  AKI developed the unique manufacturing process technology utilized by the Company’s FSA products.  AKI has granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products.  The Company accounts for its investment in AKI on the equity method.  Included in other income are gains or (losses) recorded related to the Company’s equity holding in AKI of $110,000 and $286,000 for the three and six month periods ending March 31, 2005, respectively and $110,000 and $(1,000) for the three and six month periods ending March 31, 2004, respectively.  In addition, the Company received consulting fees from AKI of $170,000 and $130,000 during the three and six month periods ending March 31, 2005 and 2004, respectively.

NOTE 11 — NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   The Company will be required to adopt Statement 123(R) as of its first fiscal year that begins after June 15, 2005 or fiscal year 2006.  The Company has not completed its evaluation of Statement 123(R).

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

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement addresses the fair value concepts contained in Opinion 29, “Accounting for Nonmonetary Transactions” which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the Company’s operating results.

The FASB issued two final FASB Staff Positions (“FSPs”) addressing the financial accounting for certain provisions of the American Jobs Creation Act of 2004 (“Act”).  A provision of the Act allows taxpayers a deduction equal to the percentage of the lesser of the taxpayer’s qualified domestic production activities income or taxable income subject to a limitation of 50% of annual wages paid.  FSP 109-1,  “Application  of FASB Statement No. 109,  Accounting  for Income  Taxes,  to the Tax  Deduction  on  Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” addresses whether the qualified domestic  production  activities should be treated as a special deduction or a rate reduction under SFAS No. 109.  Additionally,  another provision of the Act provides  taxpayers a special, one-time 85% dividend received deduction for certain foreign earnings that are  repatriated in either a company’s  first taxable year beginning on or after the date of the Act’s  enactment or the last taxable year  beginning before such date.  The adoption of this Statement is not expected to have a material impact on the Company’s operating results.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net Sales	100%	100%	100%	100%

Cost of goods sold	97.1	85.8	94.2	82.9

Gross profit	2.9	14.2	5.8	17.1
Operating expenses:
Selling, general and administrative and royalty expense	7.9	10.9	8.7	11.1
Engineering	3.6	4.3	3.9	4.1
Restructuring	0.9	—	0.9	—

Total operating expenses	12.4	15.2	13.5	15.2

Income (loss) from operations	(9.5)	(1.0)	(7.6)	1.9

Interest and other expense, net	(0.1)	—	(0.4)	(0.1)

Income (loss) before provision (benefit) for income taxes	(9.6)	(1.0)	(7.2)	1.8

Provision (benefit) for income taxes	17.0	(1.3)	9.0	(0.3)

Net income (loss)	(26.6)%	0.3%	(16.2)%	2.1%

Comparison of Three Months Ended March 31, 2005 and 2004

Net Sales

Our net sales were $52.7 million for the three months ended March 31, 2005, compared to $39.3 million for the three months ended March 31, 2004, an increase of 34%. This increase primarily reflects higher flex suspension assembly (FSA) and flat panel display (FPD) revenue more than offsetting lower revenue generated by actuator flex circuit (AFC) and stacked memory sales.  We began ramping several new FPD programs during the quarter, helping drive FPD revenue to $8.7 million for the quarter.  FSA revenue was $35 million reflecting continued strong demand for current generation disk drives coupled with the ramp-up of new applications.  Revenue growth was also accelerated by high pass-through material content associated with the assembly of components required for many of the new FPD and FSA products.  Stacked memory revenue was lower in the current quarter as one of our stacked memory customers transitioned to an alternative product.  We expect FPD revenue to remain strong for the balance of fiscal 2005 as FPD programs complete ramping and continue high volume production. Also, while we expect FSA revenue to decrease when the disk drive industry transitions to its next generation of products in late fiscal 2005, our AFC revenue should increase reflecting the significantly higher level of next generation, AFC program qualifications.

FSA sales to the disk drive industry generated 67% of our net sales for the three months ended March 31, 2005, compared to 54% for the three months ended March 31, 2004.  Sales of AFC’s to the disk drive industry were 10%, compared to 22%, FPD application net sales were 16% compared to 5%, sales from stacked memory applications were 3% compared to 12%, network system application sales were 3% compared to 5% and sales from other industry applications were 1% for the three months ended March 31, 2005 compared to 2% for the three months ended March 31, 2004, respectively.

Gross Profit

        Our gross profit was $1.5 million for the three months ended March 31, 2005, compared to $5.6 million for the three months ended March 31, 2004, a decrease of 73%. Our gross margin for the three months ended March 31, 2005 decreased to 3%, from 14% for the three months ended March 31, 2004. The lower gross margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the quarter and higher pass-through material content for those new programs.  We anticipate that gross margins for the remainder of fiscal 2005 will improve as the new program start-up issues are resolved.

Selling, General and Administrative and Royalty Expense to Equity Investee

        Selling, general and administrative expenses including royalty expenses for the three months ended March 31, 2005 were $4.2 million, compared to $4.3 million in the three months ended March 31, 2004, a decrease of 3%.  As a percentage of net sales, selling, general and administrative expenses were 8% for the three months ended March 31, 2005, down from 11% for the same period in the prior year. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses as a result of the cost reduction measures taken in July 2004 partially offset by an increase in royalties related to higher FSA revenue.  The decrease as a percent of net sales from the prior year reflects increased net sales.  Selling, general and administrative expenses for the remainder of fiscal 2005 are expected to remain low as a percentage of net sales due to the anticipated high level of sales.

Engineering

        Engineering expenses for the three months ended March 31, 2005 were $1.9 million, compared to $1.7 million for the three months ended March 31, 2004, an increase of 12%.  The increase in fiscal 2005 engineering expenses was primarily the result of hiring engineering personnel for the Thailand expansion prior to closing of the Maple Plain facility and an increase in engineering support personnel. As a percentage of net sales, engineering expenses were 4% of sales for the three months ended March 31, 2005 and March 31, 2004.

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

        In order to reduce our cost structure, we plan to close our Maple Plain facility and consolidate its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, we plan to discontinue supporting our FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage.  Excluding asset impairment charges, total restructuring charges are expected to be approximately $7 million when the restructuring is complete.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with our other locations.  Restructuring charges of $466,000 were recorded in the second quarter of fiscal 2005. These charges were comprised of $244,000 for one-time termination benefits and $222,000 related to moving and closing costs.  Charges of $2.5 million related to this restructuring have been recorded through March 31, 2005.  The remaining expected charges of $4.5 million are expected to be incurred during the last half of fiscal 2005.

Net Interest and Other Expense

        Net interest expense was $0.3 million for the three months ended March 31, 2005 and $0.2 for the three months ended March 31, 2004.  The increase is the result of higher levels of debt outstanding during fiscal 2005.  Net other income was $0.3 million in the three months ended March 31, 2005 as compared to $0.2 million in the three months ended March 31, 2004.  The change was the result of increased income from our 35% equity holding in Applied Kinetics, Inc in fiscal 2005 as compared to fiscal 2004.

Income Taxes

        Income tax expense for the three months ended March 31, 2005 was $9 million, compared to income tax benefit of $0.5 million for the three months ended March 31, 2004.  The $9 million tax expense reflects an increase in our deferred tax valuation allowance as a result of our re-evaluation of the carrying value of our deferred tax asset in light of the lower than expected operating results for our second quarter.  We have determined that it is more likely than not that we will be able to utilize the remaining tax benefit carried on our balance sheet in the future.

Comparison of Six Months Ended March 31, 2005 and 2004

Net Sales

Our net sales were $92.8 million for the six months ended March 31, 2005, compared to $83.6 million for the six months ended March 31, 2004, an increase of 11%. This increase primarily reflects higher FSA and FPD revenue more than offsetting lower revenue generated by AFC and stacked memory sales.  Fiscal 2005 revenue growth was accelerated by higher pass-through material content associated with the assembly of components required for many of the new FPD and FSA products.  Stacked memory revenue was lower as one of our stacked memory customers transitioned to an alternative product.

FSA sales to the disk drive industry generated 66% of our net sales for the six months ended March 31, 2005, compared to 52% for the six months ended March 31, 2004.  Sales of AFC’s to the disk drive industry were 11%, compared to 23%, FPD application net sales were 13% compared to 7%, sales from stacked memory applications were 5% compared to 11%, network system application sales were 3% compared to 4% and sales from other industry applications were 2% for the six months ended March 31, 2005 compared to 3% for the six months ended March 31, 2004, respectively.

Gross Profit

        Our gross profit was $5.4 million for the six months ended March 31, 2005, compared to $14.3 million for the six months ended March 31, 2004, a decrease of 62%. Our gross margin for the six months ended March 31, 2005 decreased to 6%, from 17% for the six months ended March 31, 2004. The lower gross margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the fiscal 2005 second quarter and higher pass-through material content for those new programs.  Gross margins were also impacted by high levels of fixed costs in place during the fiscal 2005 first quarter in anticipation of higher levels of AFC and FPD revenue which did not materialize until the second quarter.

Selling, General and Administrative and Royalty Expense to Equity Investee

        Selling, general and administrative expenses including royalty expenses for the six months ended March 31, 2005 were $8.0 million, compared to $9.2 million in the six months ended March 31, 2004, a decrease of 13%.  As a percentage of net sales, selling, general and administrative expenses were 9% for the six months ended March 31, 2005, down from 11% for the same period in the prior year. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses as a result of the cost reduction measures taken in July 2004 partially offset by an increase in royalties related to higher FSA revenue.  The decrease as a percent of net sales from the prior year also reflects increased net sales.

Engineering

        Engineering expenses for the six months ended March 31, 2005 were $3.6 million, compared to $3.4 million for the six months ended March 31, 2004, an increase of 6%. The increase in fiscal 2005 engineering expenses was primarily the result of hiring engineering personnel for the Thailand expansion prior to closing of the Maple Plain facility and an increase in engineering support personnel.  As a percentage of net sales, engineering expenses were 4% of sales for the six months ended March 31, 2005 and March 31, 2004.

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

        In order to reduce our cost structure, we plan to close our Maple Plain facility and consolidate its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, we plan to discontinue supporting our FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage.  Excluding asset impairment charges, total restructuring charges are expected to be approximately $7 million when the restructuring is complete.  The $7 million is expected to be comprised of $1.6 million for one-time termination benefits, $0.4 million for contract termination costs and $5 million for other moving and closing costs associated with the consolidation of the Maple Plain location with our other locations.  Restructuring charges of $809,000 were recorded in the first half of fiscal 2005 related to this restructuring.

Net Interest and Other Expense

        Net interest expense was $0.6 million for the six months ended March 31, 2005 and $0.3 for the six months ended March 31, 2004.  The increase is the result of higher levels of debt outstanding during fiscal 2005.  Net other income was $0.9 million in the six months ended March 31, 2005 as compared to $0.3 million in the six months ended March 31, 2004.  The change was the result of larger foreign currency exchange gains and increased income from our 35% equity holding in Applied Kinetics, Inc in fiscal 2005 as compared to fiscal 2004.

Income Taxes

        Income tax expense for the six months ended March 31, 2005 was $8.4 million, compared to income tax benefit of $0.2 million for the six months ended March 31, 2004.  The fiscal 2005 tax expense reflects a $9 million increase in our deferred tax valuation allowance as a result our re-evaluation of the carrying value of our deferred tax asset in light of the lower than expected operating results for our second quarter.  We have determined that it is more likely than not that we will be able to utilize the remaining tax benefit carried on our balance sheet in the future.

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

• Deferred Taxes.  We account for income taxes using the liability method.  Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.  A valuation allowance is established when the realization of any deferred taxes becomes less likely than not to occur.  We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.

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

Liquidity and Capital Resources

                We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $8.0 million at March 31, 2005 and $14.4 million at September 30, 2004.

For the six months ended March 31, 2005, net cash used in operating activities of $4.9 million resulted from the net loss, and increases in accounts receivable and inventories more than offsetting the accounts payable increases and non-cash charges for depreciation and the deferred tax valuation allowance increase.  Accounts receivable, inventories and accounts payable increased as a result of increases in manufacturing activity levels.

        Net cash used in investing activities was $17.5 million in the first six months of fiscal 2005, compared to $4.5 million in the first six months of fiscal 2004.  In fiscal 2005, net cash used in investing activities was attributed to the purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications.  Fiscal 2004 net cash used in investing activities was attributed to the purchase of selected equipment to expand capacity in our bottleneck processes.

        Net cash provided by financing activities was $16.0 million in the first half of fiscal 2005, compared to net cash used in financing activities of $2.5 million in the first half of fiscal 2004.  During the first half of fiscal 2005, net cash provided by financing activities was the result of the $7.7 million borrowed under our short-term Thailand credit facilities, $4.0 borrowed under our new US Federal Credit Union credit facility and a $11.2 million draw down under our long term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.  Fiscal 2004 net cash used in financing activities was the result of scheduled debt payments on our Thailand debt facilities and U.S. based capital leases.

        In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand which expanded our existing credit facility with these banks.  The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht.  The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility.  The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand.  As of March 31, 2005, we had approximately $20.7 million outstanding under our long-term Thailand credit facilities, $7.7 million outstanding under our short-term Thailand credit facilities. Total unused availability under our Thailand credit facilities as of March 31, 2005 was approximately $33 million, of which $23 million was related to the packing credit and working capital facilities and $10 million was available under the long-term facilities to fund capital equipment expansions in Thailand.  As of March 31, 2005, we were in compliance with covenants under our Thailand credit facilities.

        In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million.  As of March 31, 2005, $4.0 million was outstanding under our US Federal credit facility.  An additional $3.1million was borrowed under that agreement on April 15, 2005.  The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum.  Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity.  The note is secured by our Litchfield and Maple Plain facilities.

We believe that with the existing Thailand credit facilities, cash generated from operations and the proceeds from the new U.S. based credit facility, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months.  We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. We also filed an S-3 Registration Statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time.  Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our AFC, stacked memory flex and FPD flex products and cash flow from operations.

Contractual Obligations

    The table below discloses a summary of the Company’s specified contractual obligations excluding interest at March 31, 2005 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Long-term Debt Obligations	$6,378	$11,102	$7,867	—	$25,347
Operating Leases	1,168	891	—	—	2,059
Purchase Obligation	3,500				3,500

Total	$11,046	$11,993	$7,867	—	$30,906

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in our financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   We will be required to adopt Statement 123(R) as of our first fiscal year that begins after June 15, 2005 or fiscal year 2006.  We have not completed our evaluation of Statement 123(R).

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

        In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement addresses the fair value concepts contained in Opinion 29, “Accounting for Nonmonetary Transactions” which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our operating results.

Forward Looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties.  These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the risk related to the closing of our Maple Plain facility and its consolidation with our other facilities, the timely availability and acceptance of new products, including FPD and AFC products, the impact of competitive products and pricing, changes in manufacturing efficiencies and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2004.  In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

PART 1:  ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our business, financial condition and results of operations.

        Our earnings and cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. While we transact business primarily in U.S. dollars, a portion of our sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, we enter into short-term forward foreign currency exchange contracts in the regular course of business to manage our risk exposure, not as speculative instruments. Typically, these contracts have maturities of 6 months or less. The forward exchange contracts generally require us to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in income.

        We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At March 31, 2005, the Company had open forward exchange contracts to buy Thailand baht maturing May 9, 2005; May 24, 2005; June 13, 2005 and June 14, 2005 with notional amounts of 300 million baht, 225 million baht, 125 million baht and 300 million baht.  The total open contracts for 950 million baht equates to approximately $24.2 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

PART 1:  ITEM 4:   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, William P. Murnane, and Chief Financial Officer, Thomas Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)            The Annual Meeting of the shareholders of Innovex, Inc. was held on January 18, 2005.  There were 19,140,309 shares of common stock entitled to vote at the meeting and a total of 17,913,281 shares were represented at the meeting.

b)           Five directors were elected at the meeting to serve until the next Annual Meeting of shareholders or until their respective successors are elected and qualified.  Shares were voted as follows:

	For	Withheld
Philip D. Ankeny	17,517,132	396,149
Robert C. Buhrmaster	17,505,600	407,681
Thomas W. Haley	17,411,260	502,021
William P. Murnane	17,403,251	510,030
Raj K. Nooyi	17,514,768	398,513

c)            Other matters voted on at the meeting:

Proposal #2.  A proposal was made to approve the selection of the Company’s independent auditors for the current fiscal year.  Shares were voted as follows:

For	Against	Abstain
17,339,972	338,575	234,733

Accordingly, each nominee was elected as a director and the appointment of Grant Thornton LLP was approved.

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

Date: May 6, 2005

	By	\s\ William P. Murnane
William P. Murnane
President and Chief Executive Officer

	By	\s\ Thomas Paulson
Thomas Paulson
Chief Financial Officer