Form 10-Q
period 2005-06-30
INNOVEX INC
filed 2005-08-04
CIK 50601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005

or

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
☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of July 21, 2005, 19,200,256 shares of the registrant’s common stock, $.04 par value per share, were outstanding.

PART 1: ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and equivalents	$9,534,843	$14,422,060
Accounts receivable, net	40,063,615	27,247,622
Inventories	20,630,197	12,222,703
Deferred income taxes – current	915,559	915,559
Other current assets	1,699,404	2,696,645
Total current assets	72,843,618	57,504,589

Property, plant and equipment, net of accumulated depreciation of $56,759,000 and $49,396,000	67,966,747	53,538,016
Goodwill	3,000,971	3,000,971
Deferred income taxes – long-term	4,560,228	12,974,692
Other assets	3,887,463	2,728,563
	$152,259,027	$129,746,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$6,189,393	$6,251,784
Line of credit	8,939,074	—
Accounts payable	33,150,593	20,540,924
Accrued compensation	2,429,171	2,702,072
Other accrued liabilities	5,177,993	2,148,328
Total current liabilities	55,886,224	31,643,108

Long-term debt, less current maturities	26,715,157	11,021,678

Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,197,856 and 19,108,469 shares issued and outstanding	767,914	764,339
Capital in excess of par value	60,977,125	60,771,551
Retained earnings	7,912,607	25,546,155
Total stockholders’ equity	69,657,646	87,082,045
	$152,259,027	$129,746,831

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2005	2004

Net sales	$60,019,524	$35,245,600
Costs and expenses:
Cost of sales	54,591,922	34,325,253
Selling, general and administrative	3,695,565	4,530,409
Royalty expense to equity investee	574,394	351,612
Engineering	1,858,073	1,548,529
Net asset impairment	—	13,108,676
Restructuring charges	1,161,402	714,134
Net interest (income) expense	459,052	150,364
Net other (income) expense	255,066	(193,543)
Income (loss) before taxes	(2,575,950)	(19,289,834)
Income taxes	—	(2,413,298)
Net income (loss)	$(2,575,950)	$(16,876,536)

Net income (loss) per share:
Basic	$(0.13)	$(0.88)
Diluted	$(0.13)	$(0.88)

Weighted average shares outstanding:
Basic	19,177,323	19,072,311
Diluted	19,177,323	19,072,311

	Nine Months Ended June 30,
	2005	2004

Net sales	$152,785,459	$118,853,841
Costs and expenses:
Cost of sales	141,950,805	103,652,176
Selling, general and administrative	10,846,237	13,143,758
Royalty expense to equity investee	1,466,517	983,972
Engineering	5,441,778	4,980,732
Net asset impairment	—	13,108,676
Restructuring charges	1,970,100	714,134
Net interest (income) expense	1,015,854	485,515
Net other (income) expense	(629,476)	(444,055)
Income (loss) before taxes	(9,276,356)	(17,771,067)
Income taxes	8,357,192	(2,625,322)
Net income (loss)	$(17,633,548)	$(15,145,745)

Net income (loss) per share:
Basic	$(0.92)	$(0.80)
Diluted	$(0.92)	$(0.80)

Weighted average shares outstanding:
Basic	19,151,513	19,010,032
Diluted	19,151,513	19,010,032

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,633,548)	$(15,145,745)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,127,911	8,721,058
Restructuring and asset impairment charges	1,970,100	13,822,810
Deferred taxes	8,394,433	(2,857,377)
Other non-cash items	(810,529)	(98,064)
Changes in operating assets and liabilities:
Accounts receivable	(12,815,993)	892,155
Inventories	(8,407,494)	(1,955,180)
Other current assets	662,079	(1,091,236)
Accounts payable	12,609,669	(100,917)
Accrued compensation and other accrued liabilities	786,664	449,891
Net cash provided by (used in) operating activities	(6,116,708)	2,637,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,570,234)	(8,370,046)
Other	20,414	60,515
Net cash provided by (used in) investing activities	(23,549,820)	(8,309,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,620,165)	(5,074,212)
Issuance of long-term debt	20,251,252	9,867,139
Net activity on line of credit	8,939,075	—
Proceeds from exercise of stock options	209,149	932,615
Net cash provided by (used in) financing activities	24,779,311	5,725,542

Increase (decrease) in cash and equivalents	(4,887,217)	53,406

Cash and equivalents at beginning of period	14,422,060	21,606,761

Cash and equivalents at end of period	$9,534,843	$21,660,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest was $1,097,000 and $641,000 in the nine months ended June 30, 2005 and 2004.

Cash paid for income taxes was $-0- and $44,000 in the nine months ended June 30, 2005 and 2004.

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

NOTE 2 – RESTRUCTURING CHARGES

During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. The impairment was triggered by the lower than expected financial performance of the Company during the quarter ending June 2004 resulting from the impact of the high fixed cost structure in place at that time on lower than expected revenue and the decision of our largest FSA customer to shift a significant level of next generation business to a competing technology. The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process. The fair value of these assets was determined using quoted market prices where available, appraised values or estimated future cash flows where more definitive values were not available. The Maple Plain building was written down at June 30, 2004 to its expected net realizable value, $5,500,000. The building has been listed for sale since September 2004. The assets used to support the FSA attachment process were written down to the estimated future cash flows to be generated by the FSA attachment equipment over its expected remaining operating life which ranged from 12 to 24 months as of June 30, 2004. The assets are expected to have no net realizable value at the end of their expected remaining operating life.

In order to reduce its cost structure, the Company is closing its Maple Plain facility and consolidating its operations with its Lamphun, Thailand and Litchfield, Minnesota facilities. In addition, the Company plans to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where the Company believes it has an advantage. Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million. The $7 million is expected to be comprised of $1.8 million for one-time termination benefits, $0.4 million for contract termination costs and $4.8 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations. Restructuring charges of $1.2 million and $2.0 million were recorded in the third quarter and first nine months of fiscal 2005, respectively. The charges for the first nine months of fiscal 2005 were comprised of $915,000 for termination benefits and $1,055,000 related to moving and closing costs. Charges of $3.7 million related to this restructuring have been recorded through June 30, 2005. The remaining expected charges of $3.3 million are expected to be incurred during the last quarter of fiscal 2005 and first quarter of fiscal 2006.

As part of the June 2004 restructuring, engineering support of future FSA attachment development was discontinued. The Company is continuing to maintain engineering support of FSA attachment programs which were in production or programs for which the Company is qualified for future production. As the FSA programs reach their end of life, the Company will lower the level of engineering and production personnel supporting them. The Company will continue to develop flexible circuits to be used by other companies for their FSA development needs but the

Company is not allocating any personnel or resources to develop or support future internal FSA attachment programs.

	Manufacturing Operations Restructuring – Maple Plain
(in thousands)	Other Associated Costs	Employee Termination Benefits	Total
Accrual at October 1, 2004	$—	$187	$187
Restructuring charges	1,055	915	1,970
Payments	(1,055)	(347)	(1,402)
Accrual at June 30, 2005	$—	$755	$755

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,673,348 and 1,332,509 shares of common stock were outstanding during the three and nine month periods ending June 30, 2005, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,274,376 and 962,985 shares of common stock were outstanding during the three and nine month periods ending June 30, 2004, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing stock options granted. Had the fair value method been applied, the Company’s compensation expense would have been different. The following table illustrates the effect on the net income (loss) and net income (loss) per share if the Company had applied the fair value method to stock-based compensation for the following three and nine month periods:

	Three months ended June 30		Nine months ended June 30,
(in thousands except for per share amounts)	2005	2004	2005	2004
Net income (loss) as reported	$(2,576)	$(16,877)	$(17,634)	$(15,146)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(173)	(202)	(509)	(498)
Net income (loss)- pro forma	$(2,749)	$(17,079)	$(18,143)	$(15,644)

Basic and diluted net income (loss) per common share - as reported	$(0.13)	$(0.88)	$(0.92)	$(0.80)
Basic and diluted net income (loss) per common share – pro forma	$(0.14)	$(0.90)	$(0.95)	$(0.82)

The weighted average fair value of options granted in fiscal 2005 and 2004 was $1.62 and $4.04, respectively. The weighted average fair value was computed by applying the following weighted average assumptions to the Black-Scholes options pricing model: average volatility 48% and 57%; dividends yields of 0.0%; average risk-free rate of return of 3.0% and 3.1%; and an average term of 3.1 years and 4.5 years for 2005 and 2004, respectively. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

NOTE 5 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	September 30,
	2005	2004
Raw materials and purchased parts	$9,187	$5,683
Work-in-process and finished goods	11,443	6,540
	$20,630	$12,223

NOTE 6 – DERIVATIVE INSTRUMENTS – FOREIGN CURRENCY TRANSLATION

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At June 30, 2005, the Company had open forward exchange contracts to buy Thailand baht maturing July 12, 2005; November 10, 2005; November 21, 2005 and November 28, 2005 with notional amounts of 150 million baht, 400 million baht, 350 million baht and 200 million baht, respectively. The total open contracts for 1,100 million baht equates to approximately $26.6 million.

Foreign currency translation gains or (losses) included in net other (income) expense ( in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Gain or (loss) from forward exchange contracts	$(1,446)	$(313)	$(704)	$(140)
Other foreign currency gain or (loss)	1,413	429	1,079	312
Net gain or (loss) from foreign currency transactions	$(33)	$116	$375	$172

NOTE 7 – REVENUE RECOGNITION

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

NOTE 8 – INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established when the realization of a deferred tax asset becomes less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. Based on the valuation allowance analysis performed at June 30, 2005, the valuation allowance was increased by $10.5 million bringing the total allowance to $34.9 million.

NOTE 9 – ASSET ACQUISITION

On December 31, 2004, the Company acquired the assets to manufacture adhesiveless, copper clad polyimide from Gould Electronics, Inc. The $3.5 million asset purchase price was accrued at December 31 and funded on January 4, 2005. Concurrent with this transaction, the Company also agreed to purchase Gould’s Eastlake, Ohio manufacturing facility for $3.5 million. On July 8, 2005, the Company completed the purchase of this facility and simultaneously sold the building to a third party and entered into a lease for a portion of the facility. As of June 30, 2005, the Company accrued a $750,000 loss including transaction costs on the Eastlake Ohio facility transactions.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company holds 35% of the outstanding shares of Applied Kinetics Inc. (AKI). AKI is a technology development company which focuses on manufacturing processes related to disk drive components. AKI developed the unique manufacturing process technology utilized by the Company’s FSA products. AKI has granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products. The Company accounts for its investment in AKI on the equity method. Included in other income are gains or (losses) recorded related to the Company’s equity holding in AKI of $520,000 and $806,000 for the three and nine month periods ending June 30, 2005, respectively and $71,000 for the three and nine month periods ending June 30, 2004, respectively. In addition, the Company received consulting fees from AKI of $-0- and $170,000 during the three and nine month periods ending June 30, 2005, respectively and $-0- and $130,000 during the three and nine month periods ending June 30, 2004, respectively.

NOTE 11 – NEW PRONOUNCEMENTS

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales	100%	100%	100%	100%

Cost of goods sold	91.0	97.4	92.9	87.2

Gross profit	9.0	2.6	7.1	12.8
Operating expenses:
Selling, general and administrative and royalty expense	7.1	13.8	8.0	11.9
Engineering	3.1	4.4	3.6	4.2
Restructuring	1.9	39.2	1.3	11.6

Total operating expenses	12.1	57.4	12.9	27.7

Income (loss) from operations	(3.1)	(54.8)	(5.8)	(14.9)

Interest and other expense, net	(1.2)	0.1	(0.3)	—

Income (loss) before provision (benefit) for income taxes	(4.3)	(54.7)	(6.1)	(14.9)

Provision (benefit) for income taxes	—	(6.8)	5.4	(2.2)

Net income (loss)	(4.3)%	(47.9)%	(11.5)%	(12.7)%

Comparison of Three Months Ended June 30, 2005 and 2004

Net Sales

Our net sales were $60.0 million for the three months ended June 30, 2005, compared to $35.2 million for the three months ended June 30, 2004, an increase of 70%. This increase primarily reflects higher flex suspension assembly (FSA) and flat panel display (FPD) revenue more than offsetting lower revenue generated by actuator flex circuit (AFC) and stacked memory sales. A full quarter of revenue for the new FPD programs which ramped during the prior quarter helped drive FPD revenue to $11.6 million for the quarter. FSA revenue was $39 million reflecting continued strong demand for current generation disk drives coupled with strong demand for the new enterprise applications which ramped last quarter. Revenue growth was also accelerated by high pass-through material content associated with the assembly of components required for many of the new FPD and FSA products. We expect FPD revenue to remain strong for the balance of fiscal 2005 as FPD programs remain in high volume production. Also, while we expect FSA revenue to decrease when the disk drive industry transitions to its next generation of products in late fiscal 2005, our AFC revenue should increase reflecting the significantly higher level of next generation, AFC program qualifications.

FSA sales to the disk drive industry generated 65% of our net sales for the three months ended June 30, 2005, compared to 67% for the three months ended June 30, 2004. FPD application net sales were 19% compared to 4%, sales of AFC’s to the disk drive industry were 10%, compared to 17%, sales from stacked memory applications were 2% compared to 5%, network system application sales were 2% compared to 4% and sales from other industry applications were 2% for the three months ended June 30, 2005 compared to 3% for the three months ended June 30, 2004, respectively.

Gross Profit

Our gross profit was $5.4 million for the three months ended June 30, 2005, compared to $920,000 for the three months ended June 30, 2004, an increase of 490%. Our gross margin for the three months ended June 30, 2005 increased to 9%, from 3% for the three months ended June 30, 2004. The higher gross margin reflects improved operating efficiency and higher net sales increasing fixed cost leverage. We anticipate that gross margins for the remainder of fiscal 2005 will improve as additional operational efficiency improvements are expected.

Selling, General and Administrative and Royalty Expense to Equity Investee

Selling, general and administrative expenses including royalty expenses for the three months ended June 30, 2005 were $4.3 million, compared to $4.9 million in the three months ended June 30, 2004, a decrease of 13%. As a percentage of net sales, selling, general and administrative expenses were 7% for the three months ended June 30, 2005, down from 14% for the same period in the prior year. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses as a result of the cost reduction measures taken in July 2004 partially offset by an increase in royalties related to higher FSA revenue. The decrease as a percent of net sales from the prior year reflects increased net sales. Selling, general and administrative expenses for the remainder of fiscal 2005 are expected to remain low as a percentage of net sales due to the anticipated high level of sales.

Engineering

Engineering expenses for the three months ended June 30, 2005 were $1.9 million, compared to $1.5 million for the three months ended June 30, 2004, an increase of 20%. The increase in fiscal 2005 engineering expenses was primarily the result of hiring engineering personnel for the Thailand expansion prior to closing of the Maple Plain facility and an increase in engineering support personnel. As a percentage of net sales, engineering expenses were 3% of sales for the three months ended March 31, 2005 compared to 4% for the same period in the prior year.

Restructuring

During fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. The impairment was triggered by the lower than expected financial performance of the Company during the quarter ending June 2004 resulting from the impact of the high fixed cost structure in place at that time on lower than expected revenue and the decision of our largest FSA customer to shift a significant level of next generation business to a competing technology. The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process. The fair value of these assets was determined using quoted market prices where available, appraised values or estimated future cash flows where more definitive values were not available. The Maple Plain building was written down at June 30, 2004 to its expected net realizable value, $5,500,000. The building has been listed for sale since September 2004. The assets used to support the FSA attachment process were written down to the estimated future cash flows to be generated by the FSA attachment equipment over its expected remaining operating life which ranged from 12 to 24 months as of June 30, 2004. The assets are expected to have no net realizable value at the end of their expected remaining operating life.

In order to reduce our cost structure, we are closing our Maple Plain facility and consolidating its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities. In addition, we plan to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where we believe we have an advantage. The total restructuring charges are expected to be approximately $20 million. The $13.1 asset impairment charge included in the total had no cash flow impact. Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million. The $7 million is expected to be comprised of $1.8 million for one-time termination benefits, $0.4 million for contract termination costs and $4.8 million for other moving and closing costs associated with the consolidation of the Maple Plain location with our other locations. The one-time termination benefits and moving and closing costs are expected to have a negative impact on cash flow as the costs are incurred. Restructuring charges of $1.2 million and $2.0 million were recorded in the third quarter and first nine months of fiscal 2005, respectively. The charges for the first nine months of fiscal 2005 were comprised of $915,000 for one-time termination benefits and $1,055,000 related to moving and closing costs. Charges of $3.7 million related to this restructuring have been recorded through June 30, 2005. The remaining expected charges of $3.3 million are expected to be incurred during the last quarter of fiscal 2005 and first quarter of fiscal 2006.

Capital expenditures of approximately $13 million were expected related to the restructuring primarily related to the expansion of the Lamphun Thailand facility. $12 million of the capital expenditures has been incurred through June 30, 2005 with the remaining $1 million expected to be spent in the fiscal 2005 fourth quarter.

As part of the June 2004 restructuring, engineering support of future FSA attachment development was discontinued. We are continuing to maintain engineering support of FSA attachment programs which were in production or programs for which we are qualified for future production. As the FSA programs reach their end of life, we will lower the level of engineering and production personnel supporting them. We will continue to develop flexible circuits to be used by other companies for their FSA development needs but we are not allocating any personnel or resources to develop or support future internal FSA attachment programs.

As of June 30, 2004, we estimated an annual operating expense reduction of approximately $8 million related to the restructuring charges. $4 million of this amount was expected to be realized by the end of the September 2004 quarter based on actions taken in June and July 2004. The remaining savings were expected to occur after the Maple Plain facility is closed and its operations transferred to our Lamphun Thailand and Litchfield Minnesota locations. Approximately $5.5 million of the operating cost reductions were projected to be compensation related and have a positive impact on cash flow upon realization. The remaining benefits were expected to be depreciation and contract termination related and have no impact on cash flow.

Through the quarter ending June 30, 2005, operating cost savings of approximately $1.0 million per quarter have been realized, primarily comprised of compensation savings of $650,000 per quarter or $2.6 million on an annual basis and depreciation and contract termination savings of $350,000 per quarter or $1.4 million on an annual basis.

The original restructuring plan called for the elimination of 168 positions comprised of 87 direct labor positions, 57 indirect labor production support positions and 24 administrative positions. As of June 30, 2005, 91 of these positions have been eliminated and the overall plan remains substantially unchanged.

Net Interest and Other Expense

Net interest expense was $0.5 million for the three months ended June 30, 2005 and $0.2 for the three months ended June 30, 2004. The increase is the result of higher levels of debt outstanding during fiscal 2005. Net other (income) expense was $0.3 million in the three months ended June 30, 2005 as compared to ($0.2) million in the three months ended June 30, 2004. The change was a result of the third quarter of fiscal 2005 including a $750,000 accrued loss on building sale related to the July 8, 2005 sale of a facility in Eastlake, Ohio which we purchased from Gould Electronics under a previously disclosed purchase agreement.

Income Taxes

No net income tax expense or benefit was recorded for the three months ended June 30, 2005 as an increase in the deferred tax valuation allowance of $1.5 million was recorded to offset the $1.5 million tax benefit generated during the quarter. This compares to the $2.4 million tax benefit recorded in the three months ended June 30, 2004. The $1.5 million increase in our deferred tax valuation allowance was a result of our evaluation of the carrying value of our deferred tax asset in light of the loss recorded for our third quarter. We have determined that it is more likely than not that we will be able to utilize the remaining tax benefit carried on our balance sheet in the future.

Comparison of Nine Months Ended June 30, 2005 and 2004

Net Sales

Our net sales were $152.8 million for the nine months ended June 30, 2005, compared to $118.9 million for the nine months ended June 30, 2004, an increase of 29%. This increase primarily reflects higher FSA and FPD revenue more than offsetting lower revenue generated by AFC and stacked memory sales. Fiscal 2005 revenue growth was accelerated by higher pass-through material content associated with the assembly of components required for many of the new FPD and FSA products. Stacked memory revenue was lower as one of our stacked memory customers transitioned to an alternative product.

FSA sales to the disk drive industry generated 65% of our net sales for the nine months ended June 30, 2005, compared to 57% for the nine months ended June 30, 2004. FPD application net sales were 15% compared to 6%, sales of AFC’s to the disk drive industry were 11%, compared to 21%, sales from stacked memory applications were 4% compared to 9%, network system application sales were 3% compared to 4% and sales from other industry applications were 2% for the nine months ended June 30, 2005 compared to 3% for the nine months ended June 30, 2004, respectively.

Gross Profit

Our gross profit was $10.8 million for the nine months ended June 30, 2005, compared to $15.2 million for the nine months ended June 30, 2004, a decrease of 29%. Our gross margin for the nine months ended June 30, 2005 decreased to 7%, from 13% for the nine months ended June 30, 2004. The lower gross margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the fiscal 2005 second quarter and higher pass-through material content for those new programs. Gross margins were also impacted by high levels of fixed costs in place during the fiscal 2005 first quarter in anticipation of higher levels of AFC and FPD revenue which did not materialize until the second quarter.

Selling, General and Administrative and Royalty Expense to Equity Investee

Selling, general and administrative expenses including royalty expenses for the nine months ended June 30, 2005 were $12.3 million, compared to $14.1 million in the nine months ended June 30, 2004, a decrease of 13%. As a percentage of net sales, selling, general and administrative expenses were 8% for the nine months ended June 30, 2005, down from 12% for the same period in the prior year. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses as a result of the cost reduction measures taken in July 2004 partially offset by an increase in royalties related to higher FSA revenue. The decrease as a percent of net sales from the prior year also reflects increased net sales.

Engineering

Engineering expenses for the nine months ended June 30, 2005 were $5.4 million, compared to $5.0 million for the nine months ended June 30, 2004, an increase of 9%. The increase in fiscal 2005 engineering expenses was primarily the result of hiring engineering personnel for the Thailand expansion prior to closing of the Maple Plain facility and an increase in engineering support personnel. As a percentage of net sales, engineering expenses were 3% of sales for the nine months ended June 30, 2005 compared to 4% for the same period in the prior year.

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

In order to reduce our cost structure, we are closing our Maple Plain facility and consolidating its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities. In addition, we plan to discontinue supporting our FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage. Excluding asset impairment charges, total restructuring charges are expected to be approximately $7 million when the restructuring is complete. The $7 million is expected to be comprised of $1.8 million for one-time termination benefits, $0.4 million for contract termination costs and $4.8 million for other moving and closing costs associated with the consolidation of the Maple Plain location with our other locations. Restructuring charges of $2.0 million were recorded in the first nine months of fiscal 2005 related to this restructuring.

Net Interest and Other Expense

Net interest expense was $1.0 million for the nine months ended June 30, 2005 and $0.5 for the nine months ended June 30, 2004. The increase is the result of higher levels of debt outstanding during fiscal 2005. Net other income was $0.6 million in the nine months ended June 30, 2005 as compared to $0.4 million in the nine months ended June 30, 2004. The change was the result of larger foreign currency exchange gains and increased income from our 35% equity holding in Applied Kinetics, Inc in fiscal 2005 as compared to fiscal 2004 partially offset by the fiscal 2005 third quarter $750,000 accrued loss on building sale related to the July 8, 2005 sale of a facility in Eastlake, Ohio which we purchased from Gould Electronics under a previously disclosed purchase agreement.

Income Taxes

Income tax expense for the nine months ended June 30, 2005 was $8.4 million, compared to income tax benefit of $2.6 million for the nine months ended June 30, 2004. The fiscal 2005 tax expense reflects a $10.5 million increase in our deferred tax valuation allowance as a result our evaluation of the carrying value of our deferred tax asset in light of the operating losses generated in fiscal 2005. We have determined that it is more likely than not that we will be able to utilize the remaining tax benefit carried on our balance sheet in the future.

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

Liquidity and Capital Resources

We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $9.5 million at June 30, 2005 and $14.4 million at September 30, 2004.

For the nine months ended June 30, 2005, net cash used in operating activities of $6.1 million resulted from the net loss, and increases in accounts receivable and inventories more than offsetting the accounts payable increases and non-cash charges for depreciation and the deferred tax valuation allowance increase. Accounts receivable, inventories and accounts payable increased as a result of increases in sales and manufacturing activity levels.

Net cash used in investing activities was $23.5 million in the first nine months of fiscal 2005, compared to $8.3 million in the first nine months of fiscal 2004. In fiscal 2005, net cash used in investing activities was attributed to the purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications. Fiscal 2004 net cash used in investing activities was attributed to the purchase of selected equipment to expand capacity in our bottleneck processes.

Net cash provided by financing activities was $24.8 million in the first nine months of fiscal 2005, compared to net cash provided by financing activities of $5.7 million in the first nine months of fiscal 2004. During fiscal 2005, net cash provided by financing activities was the result of the $8.9 million borrowed under our short-term Thailand credit facilities, $7.1 borrowed under our new US Federal Credit Union credit facility and a $13.2 million draw down under our long term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases. Fiscal 2004 net cash provided by financing activities was the result of the $9.9 million drawdown under our expanded Thailand credit facility partially offset by scheduled debt payments on our Thailand debt facilities and U.S. based capital leases.

In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand which expanded our existing credit facility with these banks. The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht. The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of June 30, 2005, we had approximately $25.3 million outstanding under our long-term Thailand credit facilities and $8.9 million outstanding under our short-term Thailand credit facilities. Total unused availability under our Thailand credit facilities as of June 30, 2005 was approximately $23 million, of which $20 million was related to the packing credit and working capital facilities and $3 million was available under the long-term facilities to fund capital equipment expansions in Thailand. As of June 30, 2005, we were in compliance with covenants under our Thailand credit facilities.

In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. As of June 30, 2005, $7.0 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield and Maple Plain facilities.

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

Contractual Obligations

The table below discloses a summary of the Company’s specified contractual obligations excluding interest at June 30, 2005 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Long-term Debt Obligations	$6,189	$16,729	$9,987	—	$32,905
Operating Leases	1,168	599	—	—	1,767

Total	$7,357	$17,328	$9,987	—	$34,672

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

We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At June 30, 2005, we had open forward exchange contracts to buy Thailand baht maturing July 12, 2005; November 10, 2005; November 21, 2005 and November 28, 2005 with notional amounts of 150 million baht, 400 million baht, 350 million baht and 200 million baht. The total open contracts for 1,100 million baht equates to approximately $26.6 million. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

ITEM 1:   LEGAL PROCEEDINGS

On June 26, 2005, the Company sued the five other shareholders of AKI (the “Inside Shareholders”) in the Minnesota State District Court, First Judicial District. The Company alleges that the Inside Shareholders breached their fiduciary duties to the Company and engaged in illegal conduct or action unfairly prejudicial toward the Company in connection with AKI’s distribution of its earnings to the Insider Shareholders as bonuses. The Company is seeking damages, an accounting and injunctive relief, which would require the Inside Shareholders to pay the Company its equitable share of funds paid to the Inside Shareholders, return to AKI sums paid as bonuses, and seeks to prevent further payments of this nature and liquidate AKI and/or require purchase of the Company’s equity interest in AKI.

On July 19, 2005, Applied Kinetics, Inc. (“AKI”) sued Innovex, Inc., Innovex Precision Components, Inc., William Murnane and Thomas Paulson in the Minnesota State District Court, Fourth Judicial District. Innovex Precision Components, Inc. (“IPC”) is a wholly-owned subsidiary of Innovex, Inc. Messrs. Murnane and Paulson are officers of the Company and Mr. Murnane is also a director of the Company. The Company owns 35% of the outstanding common stock of AKI. Messrs. Murnane and Paulson are members of the Board of Directors of AKI. AKI is a supplier of flexible circuit suspension assembly processes and equipment to the Company.

The suit by AKI seeks damages for alleged breach by IPC of a License and Development Agreement between IPC and AKI relating to an alleged failure to pay royalties and relating to an alleged failure to enforce IPC’s supply agreement with Magnecomp International Limited for which AKI claims lost revenues; alleged breach of a purchase agreement between AKI and the Company relating to a machine that performs soldering and alleged breach by the Company and Messrs Murnane and Paulson of their fiduciary duties as a shareholder and members of the AKI Board of Directors, respectively. Each of the Company, IPC and Messrs Murnane and Paulson intends to vigorously defend against the suit by AKI and believes that AKI’s claims lack merit.

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

Date: August 5, 2005

	By	\s\ William P. Murnane
William P. Murnane
President and Chief Executive Officer

	By	\s\ Thomas Paulson
Thomas Paulson
Chief Financial Officer