Form 10-K
period 2005-09-30
INNOVEX INC
filed 2005-12-09
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.

Commission File Number 0-13143

Innovex, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes   ☐  No   ☒

The aggregate market value of shares held by non-affiliates is $64,491,748 computed by reference to the last sale price of the Company’s Common Stock, as reported in the Nasdaq National Market system, of $3.53 per share on March 31, 2005, the last business day of the Company’s most recently completed second fiscal quarter. As of November 15, 2005, the Company had outstanding 19,227,203 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 17, 2006, are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

          We maintain a website at www.innovexinc.com .  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC.

Our Company

          We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), flat panel displays (“FPD”) including liquid crystal displays (“LCDs”) for mobile communication devices and large format plasma screens, tape drives and printers. Our customers include 3M, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, Rosemount, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

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

          We believe that the overall market for high density flexible circuits will continue to grow over the next several years as a result of favorable technological and market trends that are expected to drive increased adoption. These trends include the following:

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

Our Strategy

          To enhance our position as a leading, low cost provider of flexible interconnect solutions we intend to pursue the following business strategies:

          Become the Lowest Cost Provider.   Our overriding strategic goal is to be the lowest cost provider of flexible circuits in the world.  Every decision we make is reviewed for its impact on our cost structure.  We believe that to be successful in the hyper-competitive flexible circuit industry and insure long-term profitability  we must have the lowest cost structure.

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

          Flat Panel Display.   We supply flexible circuits to the telecommunications market that provide interfaces between liquid crystal displays and mobile communication devices.  We are also pursuing other flat panel display applications which provide efficient, cost-effective means of connecting flat panel displays to the electronic devises they support.

          Other Markets.    We continue to apply our technology and products to new markets. We produce advanced flexible circuits for high-end consumer electronics markets and other markets that could benefit from the technological advantages of our flexible interconnect solutions. Based on our assessment of industry trends and market indicators, we believe these markets will grow rapidly in the future. We are currently offering or developing new product offerings for the following applications: non-display mobile communication devise interconnects, high-end memory module interconnects, inkjet printer cartridges, and medical applications.

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

Flex Suspension Assembly. We have license rights to a proprietary automated process to attach flexible circuits to suspensions for disk drive applications.

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

          We have a 35% investment in Applied Kinetics, Inc. (“AKI”), the company that developed the unique manufacturing process technology utilized by our FSA products. We have a license to use this technology in our products for disk drive applications until 2012.

Manufacturing

          We have developed a manufacturing system that combines the use of technology with the deployment of human resources in a geographic and organizational manner that we believe allows us to provide low-cost, high technology flexible circuits. Quality systems in place are certified to standards set by demanding customers in the electronics industry. All operations have received ISO 9002 certification.

          We believe our manufacturing processes, in particular our 12-inch and 24-inch wide web roll processing lines, are designed to optimize the utilization of automation, labor and capital, and deliver better yield, material utilization and throughput relative to our competitors.

          We expanded our Thailand manufacturing operations in fiscal 2005 to include flexible circuit fabrication capabilities in addition to the inspection, assembly and other secondary operations already located there.  We are now able to manufacture flexible circuits from start to finish in our Thailand facilities.

Suppliers

          We purchase raw circuit materials, process chemicals and various components from multiple outside sources. For components, we typically make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to twelve month periods. These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved, and are often dictated by our customers. For process chemicals, we rely on a limited number of key suppliers. We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, certain polyimide materials and certain specialty chemicals used in our manufacturing process from only one supplier of each such material. Alternate chemical products are available from other sources, but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. We mitigate these risks by identifying stable companies with leading technology and delivery positions and by attempting to qualify two suppliers for all critical raw materials and components.

Sales, Marketing and Customer Support

          We sell and market our products directly to a number of industries requiring electronic interconnects through the use of an internal sales staff. In addition, we utilize sales representatives on a limited basis in several Asian countries where it is advantageous to be represented locally. Historically, we have sold a substantial portion of our flexible circuit interconnects to a limited number of customers. We have benefited from early entry as a supplier to the disk drive industry and have been able to leverage our relationships to supply other integrated flexible circuit interconnects. Our relationships combined with our reputation for high standards of quality and innovative manufacturing processes have established us as a predominant supplier of interconnects for the HDD industry.

          We provide our customers’ product design support from our manufacturing locations in Minnesota and Thailand and from our sales and customer support offices in California, China, Singapore and the United Kingdom. In addition, we provide on-site customer design support for our customers as required.

          Even though our customer mix will change from period to period, we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Sales to our three largest customers, Seagate, Philips and Maxtor, constituted 66%, 15% and 7% of net sales, respectively, for fiscal 2005, 61%, 7% and 14% of net sales, respectively, for fiscal 2004 and 65%, 7% and 10% of net sales, respectively, for fiscal 2003.  Sales to our five largest customers constituted 93% of net sales for fiscal 2005 and 90% of net sales for both fiscal 2004 and 2003.  The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication devices and consumer markets has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Environmental Controls

          Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products.  We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could adversely affect our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal 2006.

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

          We have a 35% investment in AKI, the company that developed the unique manufacturing process technology utilized by our FSA products. We have a license to use this technology in our products for disk drive applications until 2012. The rights granted to us by AKI are royalty-bearing and may not be sublicensed without the consent of AKI.

Employees

          As of September 30, 2005, we had a total of 4,365 employees. Of these employees, 306 were based in Maple Plain and Litchfield, Minnesota and 4,059 were based in Thailand. Our future operating results depend in part upon our ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for our operations. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect our business, results of operations and financial condition.

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

          The flexible circuit interconnect market is highly competitive. We experience competition world-wide from a number of leading foreign and domestic providers including 3M Company for high-end technology applications, and NOK (“Nippon Mektron”), Fujikura Ltd., Multi-Fineline Electronix, Inc. (“M-Flex”) and Sumitomo for standard flex and assembly applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than us and possess greater financial and other resources. There are a number of other flexible circuit manufacturers that target other flexible circuit markets and rarely compete directly with us. In addition, competitors for disk drive market integrated suspension assembly applications include Hutchinson Technology Incorporated, KRP, Magnacomp International Limited, Nihon Hatsujo Kabusikigaisha (“NHK”) and Optimal Technology Limited. Expansion of our existing products or services could expose us to new competition. Moreover, new developments in the consumer electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those offered by us or that new competitors will not enter our markets. Finally, as many of our competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products priced in other currencies.

Backlog

          The backlog for our continuing operations was $39.0 million, $33.8 million and $20.8 million at September 30, 2005, 2004 and 2003, respectively. Our backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by us as firm orders that are scheduled to be delivered within 12 months from the date of the order. While we believe substantially all of our current backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, we may not realize the revenue indicated by the backlog.

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

          Sales to our largest customer constituted 66% of net sales for fiscal 2005, 61% for fiscal 2004 and 65% for fiscal 2003, respectively. Sales to our five largest customers constituted 93% of net sales for fiscal 2005 and 90% of net sales for both fiscal 2004 and fiscal 2003. The loss of one or more of our major customers or a substantial reduction in orders by any significant customer, for any reason, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication device and high-end consumer markets, the development by a customer of the capability to produce flexible circuits in high volume for its own products, a transfer of manufacturing operations by a customer to a lower-cost country, a change in the type of interconnect or suspension assembly used by our largest customers or the failure of a customer to pay its account balance with us, could have a material adverse effect on our business, financial condition and results of operations. In particular, our largest customer is increasing utilization of an alternative interconnect technology that competes with our FSA products and our FSA revenue will be significantly lower in future disk drive generations.

          Sales of our FSA and actuator flex products to the hard disk drive industry accounted for 76%, 78% and 76% of our net sales in fiscal 2005, 2004 and 2003, respectively. The disk drive industry is intensely competitive and technology changes rapidly. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and reduce orders for these components during periods of contraction.

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

          If customer demand for our FSAs or actuator flex, display flex, stacked memory flex or tape storage flex products weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

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

          Flexible circuit interconnects provide electrical connections between components in electrical systems and are used as a platform to support the attachment of electronic devices. While flexible circuits offer several advantages over competing printed circuit board and ceramic hybrid circuit technologies, our customers may consider changing their designs to use these alternative technologies for future applications. In particular, our largest customer is increasing utilization of an alternative interconnect technology that competes with our FSA products and our FSA revenue will be significantly lower in future disk drive generations. If our customers switch significant portions of their business to alternative technologies, our business, financial condition and results of operations could be materially adversely affected.

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

          We have experienced annual losses from operations in the fiscal year ended September 30, 2005 and in prior years, and we may not achieve net income on a consistent basis.

          While we generated net profits for several quarters in fiscal 2004 and fiscal 2003, we had net losses of $25.0 million for fiscal 2005, $17.5 million for fiscal 2004 and $3.0 million in fiscal 2003. Whether we achieve net income on a consistent basis will depend on a number of factors, including:

•	the level of revenue in any given period;
•	our expense levels, particularly for manufacturing costs;
•	our manufacturing efficiency, particularly with respect to new product introductions and high volume products;
•	cultivating new AFC and FPD customers; and
•	the qualification of new products, including new semiconductor packaging and printer flex products.

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

          We must qualify our products with our customers. The qualification process for these products can be time-consuming, complex and difficult. We cannot be sure that our products will continue to be selected for design into our customers’ products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high volume production quantities, our business, financial condition and results of operations could be materially adversely affected.

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

          We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, certain polyimide materials and certain specialty chemicals used in our manufacturing process from only one supplier of each such material. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

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

          We have manufacturing facilities in Thailand and design, sales and customer support operations in the United Kingdom, Singapore, China and South Korea. Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	changes in local regulatory requirements, including restrictions on product content;
•	changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);
•	differing degrees of protection for intellectual property;
•	foreign labor issues;
•	difficulties in coordinating and managing foreign operations;
•	potential cross border shipment delays;
•	instability of foreign economies and governments;
•	cultural barriers; and
•	wars and acts of terrorism.

          Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

          We face risks from fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange.

          While we transact business predominantly in U.S. dollars, a large portion of our debt, sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, we enter into short-term forward foreign currency exchange contracts in the regular course of business. The forward exchange contracts generally require us to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designed as hedges, therefore, the gains and losses on foreign currency transactions are included in income as incurred. No assurance can be given that our strategies will prevent future currency fluctuations from having a material adverse effect on our business, financial condition and results of operations.

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

          Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accountants addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Item 2.  PROPERTIES

          At September 30, 2005, we owned an aggregate of approximately 491,500 square feet of manufacturing and other space. Our significant facilities are as follows:

Functions	Location (number of facilities)	Square Feet

Executive offices, research and development and circuit fabrication	Maple Plain, Minnesota (one)	96,000
Circuit inspection and finishing	Korat, Thailand (two)	12,000
		8,000
Circuit finishing and assembly, sales and support	Lamphun, Thailand (three)	140,000
		77,500
		15,000
Circuit fabrication	Litchfield, Minnesota (five)	63,000
		15,000
		10,000
		51,000
		4,000

Item 3.  LEGAL PROCEEDINGS

          We are party to certain lawsuits in the ordinary course of business. Other than with respect to the matter set forth below, we do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

          We own 35% of the outstanding common stock of Applied Kinetics, Inc. (“AKI”).  On June 26, 2005, we sued the five other shareholders of AKI (the “Inside Shareholders”) in the Minnesota State District Court, First Judicial District.  We allege that the Inside Shareholders breached their fiduciary duties to us and engaged in illegal conduct or action unfairly prejudicial toward us in connection with AKI’s distribution of its earnings to the Insider Shareholders as bonuses.  We are seeking damages, an accounting and injunctive relief which would require the Inside Shareholders to pay us our equitable share of funds paid to the Inside Shareholders, return to AKI sums paid as bonuses, and seek to prevent further payments of this nature and liquidate AKI and/or require purchase of our equity interest in AKI. We cannot be sure that we will prevail in this action and any adverse outcome could require, among other things, us to write down the value of our investment in AKI. We do not believe it is currently possible to calculate the potential for, or the extent of, any financial impact resulting from this claim.

          On July 19, 2005, AKI sued Innovex, Inc., Innovex Precision Components, Inc., William Murnane and Thomas Paulson in the Minnesota State District Court, Fourth Judicial District.  Innovex Precision Components, Inc. (“IPC”) is a wholly-owned subsidiary of Innovex, Inc.  Messrs. Murnane and Paulson are officers of Innovex, Inc. and Mr. Murnane is also a director of Innovex, Inc.  Messrs. Murnane and Paulson are members of the Board of Directors of AKI.  AKI is a supplier of flexible circuit suspension assembly processes and equipment to us.  The suit by AKI seeks damages for alleged breach by IPC of a License and Development Agreement between IPC and AKI relating to an alleged failure to pay royalties and relating to an alleged failure to enforce IPC’s supply agreement with Magnecomp International Limited for which AKI claims lost revenues; alleged breach of a purchase agreement between AKI and Innovex relating to a machine that performs soldering and alleged breach by Innovex and Messrs Murnane and Paulson of their fiduciary duties as a shareholder and members of the AKI Board of Directors, respectively.  We and Messrs Murnane and Paulson intend to vigorously defend against the suit by AKI and believe that AKI’s claims lack merit. We cannot be sure that we will prevail in this action and any adverse outcome could require, among other things, us to pay undetermined damages to AKI. We do not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim.

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

Item 4A.  EXECUTIVE OFFICERS OF REGISTRANT

          Below are the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of September 30, 2005.

Name	Age	Position(s)

Thomas W. Haley	69	Chairman and Director
William P. Murnane	43	President, Chief Executive Officer and Director
Thomas Paulson	49	Senior Vice President and Chief Financial Officer
Terry M. Dauenhauer	52	Senior Vice President and Chief Operating Officer
Keith Foerster	42	Senior Vice President, Development and Sales
E. Thomas Atchinson	56	Vice President and Managing Director, Innovex Thailand
Brian R. Dahmes	45	Vice President, Technology
Dennis R. Huber	41	Vice President, Quality Systems and Six Sigma
Douglas W. Keller	47	Vice President, Finance
Nicholas J. Tomashot	42	Vice President, Finance, Innovex Thailand

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

          Terry Dauenhauer joined Innovex in January 2004 as Senior Vice President and Chief Operating Officer.  Prior to joining Innovex, he spent five years with Seagate Technology as Vice President of Thailand Operations and WW Product Performance.  Prior to that, he was President and Director, AlphaSource Electronics, Alphatel, Alphatec Electronics and NS Electronics from 1993 to 1997.  Mr. Dauenhauer held various positions with National Semiconductor from 1987 to 1993, Fairchild Semiconductor from 1983 to 1987 and Texas Instruments from 1976 to 1983.

          Keith Foerster joined us in May 1992 as a Sales and Marketing Engineer. He has held the following positions with us: National Sales Manager—May, 1995 to July 1997; Director, Hard Disk Drive Sales—July 1997 to August 1999; Senior Director, FSA Development—August 1999 to May 2000; Senior Director, Minnesota Operations—May 2000 to June 2002; Senior Director and General Manager of the Data Storage Division—September 2001 to June 2003; Vice President and General Manager of the Data Storage Division from June 2003 to June 2004; and Vice President, U.S. Operations from June 2004 to July 2005, Vice President, Development and Sales from July 2005 to November 2005 and Senior Vice President, Development and Sales from November 2005 to date.  Previously, Mr. Foerster held positions as a Sales Engineer at Quannon CAD Systems from September 1990 to May 1992 and as a Mechanical Design Engineer at Control Data Corporation from May 1986 to September 1990.

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

          Brian Dahmes joined us in July 1997 as Plant Manager. Mr. Dahmes was promoted to Director of Manufacturing in July 1998 and to Vice President, Quality in March of 1999. In November 1999, he was promoted to Vice President, Managing Director Innovex (Thailand). In August 2001, Mr. Dahmes was named Vice President, Research and Development and in August 2005 he was named Vice President, Technology. From 1992 to 1995, Mr. Dahmes served as Process Engineering Manager for Sheldahl, Inc., and from 1995 to 1997 he was an Engineering Manager with Sheldahl, Inc.

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

          Nick Tomashot joined us in April 2001 as Director of Planning and Analysis. In June 2003, he was promoted to Vice President of Planning and Analysis and he was named Vice President, Finance Thailand in July 2004. Prior to joining us, Mr. Tomashot was Director of Finance of Rooster.com from 2000 to March, 2001, and was Senior Finance Manager of Diageo PLC, Pillsbury North America in the Non-Dough Foods Division from 1999 to 2000. Prior to that, Mr. Tomashot held various finance positions at Procter & Gamble from 1993 to 1999 and at The NCR Corporation from 1986 to 1991.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

          Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol “INVX.” As of September 30, 2005, there were 19,221,353 shares of common stock outstanding, held by approximately 585 shareholders of record.

Price Range of Common Stock

          The table below sets forth the high and low sale prices as reported on the Nasdaq National Market for the periods indicated.

	2005		2004

	High	Low	High	Low

First Quarter	$5.84	$4.07	$13.36	$7.10
Second Quarter	5.52	3.47	11.33	5.99
Third Quarter	4.00	3.19	7.16	3.90
Fourth Quarter	5.00	3.49	4.59	3.10

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 30, 2005.  Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by stockholders:	2,097,158	$6.99	895,815
Equity compensation plans not approved by stockholders:	—	—	—

Total	2,097,158	$6.99	895,815

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended September 30, 2005. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	For the Years Ended September 30,

(In thousands, except per share data)	2001	2002	2003	2004	2005

Consolidated Statement of Operations Data:
Net sales	$145,635	$134,728	$153,007	$155,946	$200,247
Cost of sales	128,978	118,671	132,142	137,976	185,285

Gross profit	16,657	16,057	20,865	17,970	14,962
Operating expenses:
Selling, general, administrative and royalty	18,513	16,618	17,941	17,781	16,165
Engineering	6,431	5,665	6,459	6,613	6,970
Restructuring	20,373	950	750	14,789	2,771

Total operating expenses	45,317	23,233	25,150	39,183	25,906

Income (loss) from operations	(28,660)	(7,176)	(4,285)	(21,213)	(10,944)
Interest and other income (expense)	(3,689)	(2,265)	(2,273)	(335)	(1,183)

Income (loss) before provision for income taxes	(32,349)	(9,441)	(6,558)	(21,548)	(12,127)
Benefit (provision) for income taxes	3,473	5,606	3,599	4,052	(12,860)

Net income (loss)	$(28,876)	$(3,835)	$(2,959)	$(17,496)	$(24,987)

Net income (loss) per share
Basic	$(1.93)	$(0.25)	$(0.19)	$(0.92)	$(1.30)
Diluted	$(1.93)	$(0.25)	$(0.19)	$(0.92)	$(1.30)

	As of September 30,

(In thousands)	2001	2002	2003	2004	2005

Consolidated Balance Sheet Data:
Total assets	$142,667	$114,928	$137,583	$129,747	$137,826
Long-term debt, less current maturities	26,403	15,372	9,087	11,022	27,818
Stockholders’ equity	68,175	64,421	103,547	87,082	61,377

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this report.  This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “ Business – Risks Related to Our Business” and elsewhere in this report.

          We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

          We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), flat panel displays (“FPD”) including liquid crystal displays (“LCDs”) for mobile communication devices and larger format screens, tape drives and printers. Our customers include 3M, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, Rosemount, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

Net Sales and Revenue Recognition

          We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products direct throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts, with sales through distributors representing less than 7% of our total net sales for fiscal years 2005, 2004 and 2003. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers’ manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer’s acknowledgment of the receipt of the goods.

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

          Selling, general, administrative and royalty expenses primarily consist of:

•

salaries and related selling (commissions, travel, business development and program management), administrative, finance, human resources, regulatory, information services and executive personnel expenses;

•	other significant expenses related to external accounting, software maintenance and legal and regulatory fees;
•	overhead attributed to our selling, general and administrative personnel; and
•	royalties related to FSA net sales

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

Results of Operations

          The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Years Ended September 30,

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	86.4	88.5	92.5

Gross profit	13.6	11.5	7.5
Operating expenses:
Selling, general, administrative and royalty	11.7	11.4	8.1
Engineering	4.2	4.2	3.5
Restructuring	0.5	9.5	1.4

Total operating expenses	16.4	25.1	13.0

Income (loss) from operations	(2.8)	(13.6)	(5.5)
Net interest and other expense	(1.5)	(0.2)	(0.6)

Income (loss) before provision for income taxes	(4.3)	(13.8)	(6.1)
Benefit (provision) for income taxes	2.4	2.6	(6.4)

Net income (loss)	(1.9)%	(11.2)%	(12.5)%

Comparison of the Fiscal Years Ended September 30, 2005 and 2004

Net Sales

          Our net sales were $200.2 million for the year ended September 30, 2005, compared to $156.0 million for the year ended September 30, 2004, an increase of 28%.  This increase primarily reflects higher flex suspension assembly (FSA) and flat panel display (FPD) revenue more than offsetting lower revenue generated by actuator flex circuit (AFC) and stacked memory sales.  The FSA revenue increase was driven by the production ramp up of a new high end enterprise disk drive application in the fiscal 2005 second quarter.  The FPD revenue increase was related to a number of new program qualifications entering production over the last nine months of fiscal 2005.  Revenue growth was also accelerated by the high pass-through material content associated with the assembly of components required for many of the new FPD and FSA products.

          Sales from the disk drive industry generated 76% of our net sales for the year ended September 30, 2005, compared to 78% for the year ended September 30, 2004, FPD application net sales were 15% versus 7%, semiconductor packaging application net sales were 4% compared to 9%, network system application net sales were 3% compared to 4% and net sales from other industry applications were 2% for the years ended September 30, 2005 and 2004.

          We expect FPD revenue to remain strong into fiscal 2006 as FPD programs remain in high volume production. Also, while we expect FSA revenue to decrease significantly when the disk drive industry transitions to its next generation of products in early calendar 2006, our AFC revenue should increase reflecting the significantly higher level of next generation, AFC program qualifications.

Gross Profit

          Our gross profit was $15.0 million for the fiscal year ended September 30, 2005 compared to $18.0 million for the fiscal year ended September 30, 2004, a decrease of 17%. Our gross margin for the fiscal year ended September 30, 2005 decreased to 8%, compared to 12% for the fiscal year ended September 30, 2004. The decrease in gross profit and margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the fiscal 2005 second quarter and the higher pass-through material content of the new FSA and FPD programs which entered production during the year.  Fiscal 2005 gross profit and margins were also impacted by the duplicate cost structures in place as the Maple Plain facility continued to operate while the new Thailand facility was being brought on line. The new Thailand facility should be fully qualified on all product lines formerly manufactured in our Maple Plain facility and all remaining production operations at the Maple Plain facility should be discontinued by the end of the fiscal 2006 first quarter.

          We anticipate that gross margins in fiscal 2006 will improve related to cost structure reductions from discontinuing production operations at Maple Plain, improved operating efficiencies and reductions in pass-through material costs as a result of the product mix including lower levels of FSA revenue.

Selling, General, Administrative and Royaltye

          Selling, general, administrative and royalty expenses for the fiscal year ended September 30, 2005 were $16.2 million, down significantly as compared to $17.8 million for the fiscal year ended September 30, 2004. As a percentage of net sales, selling, general, administrative and royalty expenses were 8% in fiscal 2005 and 11% for fiscal 2004.  As compared to fiscal 2004, increased fiscal 2005 royalty expense related to higher FSA revenue was more than offset by lower payroll and contract services costs and lower depreciation related to the full years impact of organization structure changes made in the fourth quarter of fiscal 2004.

          Selling, general, administrative and royalty expenses for fiscal 2006 are expected to decrease as a result of organizational cost reductions made in the fiscal 2005 fourth quarter and to be made in the fiscal 2006 first quarter related to the Maple Plain facility closure and lower royalty expense on FSA revenue.

Engineering

          Engineering expenses for the fiscal year ended September 30, 2005 were $7.0 million, compared to $6.6 million for the fiscal year ended September 30, 2004, an increase of 5%. The increase in fiscal 2005 engineering expenses was primarily due to higher payroll expenses related to an increased focus on qualifying products and processes for new applications including flat panel displays and inkjet printers and other high-end flexible circuit technology development related to new products. As a percentage of net sales, engineering expenses were 3% of sales in fiscal 2005 and 4% of sales in fiscal 2004.  Engineering expenses for fiscal 2006 are expected to remain flat as compared to fiscal 2005.

Restructuring

During fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process.  The impairment was triggered by the lower than expected financial performance of the Company during the quarter ending June 2004 resulting from the impact of the high fixed cost structure in place at that time on lower than expected revenue and the decision of our largest FSA customer to shift a significant level of next generation business to a competing technology.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The fair value of these assets was determined using quoted market prices where available and appraised values or estimated future cash flows where more definitive values were not available. The Maple Plain building was written down at June 30, 2004 to its expected net realizable value, $5,500,000.  The building has been listed for sale since September 2004.  The assets used to support the FSA attachment process were written down to the estimated future cash flows to be generated by the FSA attachment equipment over its expected remaining operating life which ranged from 12 to 24 months as of June 30, 2004.  The assets are expected to have no net realizable value at the end of their expected remaining operating life.

In order to reduce our cost structure, we are closing our Maple Plain facility and consolidating its operations with our Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, we plan to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where we believe we have an advantage.  The total restructuring charges are expected to be approximately $20 million, consisting of the $13.1 million asset impairment charge recorded in fiscal 2004 and approximately $7 million of other restructuring charges.  The $13.1 asset impairment charge had no cash flow impact.  The $7 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $4.7 million for other moving and closing costs associated with the consolidation of the Maple Plain location with our other locations.  The one-time termination benefits and moving and closing costs are expected to have a negative impact on cash flow as the costs are incurred.  Charges of $4.5 million related to this restructuring have been recorded through September 30, 2005, of which restructuring charges of $2.8 million and $1.7 million were recorded in fiscal 2005 and fiscal 2004, respectively. The charges for fiscal 2005 were comprised of $925,000 for one-time termination benefits and $1,846,000 related to moving and closing costs.  We expect to incur the remaining expected restructuring charges of $2.5 million during the first six months of fiscal 2006.

As expected, capital expenditures of approximately $13 million were incurred in connection with the restructuring primarily related to the expansion of the Lamphun Thailand facility through fiscal 2005.

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

Through September 30, 2005, operating cost savings of approximately $1.1 million per quarter have been realized primarily comprised of compensation savings of $850,000 per quarter or $3.4 million on an annual basis and depreciation and contract termination savings of $250,000 per quarter or $1.0 million on an annual basis.  The full benefit of actions taken during the quarter ending September 30, 2005 and to be taken during the quarter ending December 31, 2005 should result in an additional cost savings realization of approximately $1 million per quarter by the March 2006 quarter.

The original restructuring plan called for the elimination of 168 positions comprised of 87 direct labor positions, 57 indirect labor production support positions and 24 administrative positions.  As of September 30, 2005, 170 positions have been eliminated and the overall plan remains substantially unchanged.

Net Interest and Other Expense

          Net interest expense was $1.5 million in the fiscal year ended September 30, 2005, compared to $0.7 million for the fiscal year ended September 30, 2004, an increase of 133%.  Interest expense increased in 2005 primarily due to an increase in interest-bearing debt during fiscal 2005 primarily caused by capital expenditures related to the Thailand facility expansion.  Net other income was $367,000 in the fiscal year ended September 30, 2005 as compared to $329,000 in the fiscal year ended September 30, 2004.

Income Taxes

          Income tax expense for the fiscal year ended September 30, 2005 was $12.9 million, compared to a benefit of $4.1 million for the fiscal year ended September 30, 2004.  The tax expense for fiscal 2005 related to a charge to increase the deferred tax asset valuation allowance to reduce the carrying value of the deferred tax asset to zero as a result of our net operating loss position.  The tax benefit for fiscal 2004 was calculated at a rate lower than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation and the exclusion of restructuring charges.

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

          Sales from the disk drive industry generated 78% of our net sales for the year ended September 30, 2004, compared to 76% for the year ended September 30, 2003, net sales from semiconductor packaging applications were 9% compared to 7%, FPD application net sales were 7% versus 5%, network system application net sales were 4%  compared to 6% and net sales from other industry applications were 2% compared to 6% for the years ended September 30, 2004 and 2003, respectively.

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

Selling, General, Administrative and Royalty

          Selling, general, administrative and royalty expenses for the fiscal year ended September 30, 2004 were $17.8 million, virtually unchanged as compared to $17.9 million for the fiscal year ended September 30, 2003. As a percentage of net sales, selling, general, administrative and royalty expenses were 11% in fiscal 2004 and 12% for the fiscal year ended September 30, 2003.  As compared to fiscal 2003, increased fiscal 2004 spending for Sarbanes-Oxley related consulting and higher payroll costs were offset by lower depreciation costs and training costs related to implementation of the company-wide Six Sigma program during fiscal 2003.

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

Restructuring

          During the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain facility and the plan to discontinue the support of the FSA attachment process. Related to this restructuring, we recorded asset impairment charges of $13.1 million and restructuring charges of $1.7 million during the last two quarters of fiscal 2004. These charges were comprised of $926,000 for one-time termination benefits, $404,000 related to contract termination costs and $350,000 related to moving and closing costs.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The fair value of these assets was determined using quoted market prices where available and appraised values or estimated future cash flows where more definitive values were not available.

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

Net Interest and Other Expense

          Net interest expense was $0.7 million in the fiscal year ended September 30, 2004, compared to $2.0 million for the fiscal year ended September 30, 2003, a decrease of 68%.  Interest expense decreased in 2004 primarily due to average interest-bearing debt being $8.0 million lower for the twelve months ended September 30, 2004 compared to the twelve months ended September 30, 2003.  Net other income was $329,000 in the fiscal year ended September 30, 2004 as compared to net other expense of $234,000 in the fiscal year ended September 30, 2003.  The increase was the result of foreign currency exchange gains being incurred in fiscal 2004 while a foreign currency exchange loss was generated in fiscal 2003 and the write off of loan origination fees related to the U.S. based credit facility that was paid off in the fourth quarter of fiscal 2003.

Income Taxes

          Income tax benefit for the fiscal year ended September 30, 2004 was $4.1 million, compared to $3.6 million for the fiscal year ended September 30, 2003. The tax benefit for fiscal 2004 was calculated at a rate lower than the statutory federal rate primarily due to the exclusion of income generated from our foreign operating corporation and the exclusion of restructuring charges.  As of September 30, 2004, we had determined that it was more likely than not that we would be able to utilize the tax benefit in the future.

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

•    Deferred Taxes.  We account for income taxes using the liability method.  Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.  A valuation allowance is established where the realization of any deferred taxes becomes less likely than not to occur.  We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.

•    Revenue Recognition. We make electronic components (flexible circuits) based on customer specifications.  Our revenue recognition policy is consistently applied regardless of sales channels utilized and product destination.  We have an implied warranty that the products meet our customers’ specification.  Credits only are issued for customer returns.  In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 104, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.  For all sales, a binding purchase order is used as evidence of an arrangement.  We recognize revenue from the sale of our products upon shipment or delivery of our products to our customers, depending upon the customer agreement or shipping terms.  We also store inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to our customers’ manufacturing facilities.  Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss which follows our customers’ acknowledgement of the receipt of the goods.

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $12.9 million at September 30, 2005 and $14.4 million at September 30, 2004.

          Net cash used by operating activities was $6.3 million in the fiscal year ended September 30, 2005, compared to $4,000 in the fiscal year ended September 30, 2004.  For fiscal 2005, net cash used by operating activities was the result of increases in accounts receivable and inventory more than offsetting increased accounts payable and the net of the pretax loss and non-cash charges for deferred tax allowance charges and depreciation.  Accounts receivable, inventory and accounts payable all increased as a result of the increased level of pass-through material content in the new FSA and FPD programs which entered production during the year.

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

          Net cash used in investing activities was $25.9 million in the fiscal year ended September 30, 2005, compared to $11.0 million in fiscal 2004 and $4.9 million in fiscal 2003.  In fiscal 2005, net cash used in investing activities was attributed to the purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications net of proceeds from the sale of the acquired Eastlake, Ohio facility.  Fiscal 2004 net cash used in investing activity was the result of capital expenditures including capacity increases for selected processes related to the expected increase in FPD and AFC sales, new equipment to support the next FSA generation product, Thailand capacity expansion and upgrades of current capabilities.  In the fiscal year ended September 30, 2003, net cash used in investing activities was attributed to the purchase of test equipment and equipment to expand capacity in selected areas.

          Net cash provided by financing activities was $30.7 million in the fiscal year ended September 30, 2005, compared to $3.8 million in fiscal 2004 and $22.4 million in fiscal 2003.  During fiscal 2005, net cash provided by financing activities was the result of the $13.9 million borrowed under our short-term Thailand credit facilities, $7.1 borrowed under our new US Federal Credit Union credit facility and a $15.7 million draw down under our long-term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.  Fiscal 2004 net cash provided by financing activities was primarily due to proceeds from our new Thailand long and short-term credit facilities more than offsetting scheduled payments made under our existing credit facilities. During the fiscal year ended September 30, 2003, net cash provided by financing activities was primarily the result of net proceeds from a follow-on stock offering of $39.5 million partially offset by the pay down of interest bearing debt.

          In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and The Industrial Finance Corporation of Thailand (IFCT) which expanded the existing credit facility with these banks.  IFCT merged with Thai Military Bank during 2005 with the surviving bank being named Thai Military Bank (TMB). The long-term facilities were increased by 1,060 million baht, the packing credit facility was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht.  The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility.  The Thailand credit facilities are secured by certain receivables, inventory and assets held by us in Thailand.  As of September 30, 2005, approximately $26.5 million was outstanding under the long-term Thailand credit facilities and $13.9 million under the packing credit facilities.  Total unused availability under the Thailand credit facilities as of September 30, 2005 was approximately $15 million related to the packing credit and working capital facilities.

          In April 2005, the Company entered into a new financing arrangement with US Federal Credit Union (“US Federal”) pursuant to which the Company borrowed $3.1 million in addition to the $4.0 million the Company had previously borrowed from US Federal in January 2005. The total borrowing of $7.1 million is under a note and secured by the Company’s Maple Plain and Litchfield facilities.  Monthly principal and interest payments are due under the Note which bears interest at a rate of 7% per annum.  Monthly principal payments are determined using a 25 year amortization schedule with any remaining unpaid balance due on February 1, 2010.

          We believe that with our existing U.S. and Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months.  We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our FSA, AFC, stacked memory flex and FPD flex products and cash flow from operations.

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at September 30, 2005 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations (1)	$6,509	$18,529	$10,851	$—	$35,889
Operating Leases	1,168	309	—	—	1,477

Total	$7,677	$18,838	$10,851	$—	$37,366

(1) Includes interest at fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R will be effective for the Company beginning October 1, 2005. As such, effective with the Company’s first fiscal quarter of fiscal 2006, SFAS No. 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company intends to apply the modified prospective method and estimates that the adoption of SFAS No. 123R will result in approximately $700,000 of compensation expense in fiscal 2006.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

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

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties.  These risks and uncertainties are set forth under “Business – Risks Related to Our Business”  in this Annual Report and include the timely availability and acceptance of products including the FPD flexible circuits, next generation products for disk drive and semiconductor packaging substrate applications, the impact of competitive products and pricing specifically including our largest customer increasing utilization of an alternative technology that competes with our FSA product resulting in FSA revenue expected to be significantly lower in future disk drive generations, interruptions in the operations of our single source suppliers, impact of restructuring charges, changes in manufacturing efficiencies and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.  In addition, a significant portion of our revenue is generated from the disk drive, semiconductor packaging substrates, consumer electronics and data storage industries and the effect of world-wide economic conditions on flexible circuit demand may have an adverse impact on our operations.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At September 30, 2005, we had open forward exchange contracts to buy Thailand baht maturing October 14, 2005; October 27, 2005; November 10, 2005; November 21, 2005; November 28, 2005 and March 13, 2006  with notional amounts of 250 million baht, 150 million baht, 400 million baht, 350 million baht, 200 million baht and 200 million baht, respectively.  The total open contracts for 1,550 million baht equates to approximately $37.8 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Innovex, Inc.

          We have audited the accompanying consolidated balance sheets of Innovex, Inc. and Subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
December 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Innovex, Inc.

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Innovex, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that Innovex, Inc. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also in our opinion, Innovex, Inc. and Subsidiaries maintained in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innovex, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2005, and our report dated December 2, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
December 2, 2005

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,

	2005	2004

ASSETS
Current assets:
Cash and equivalents	$12,914,110	$14,422,060
Accounts receivable, less allowance for doubtful accounts of $350,000 (2004—$375,000)	32,585,507	27,247,622
Inventories	17,743,839	12,222,703
Deferred income taxes	—	915,559
Other current assets	1,313,627	2,696,645

Total current assets	64,557,083	57,504,589
Property, plant and equipment—at cost:
Land and land improvements	3,392,253	3,392,253
Buildings and leasehold improvements	38,256,930	30,094,120
Machinery and equipment	84,891,043	68,315,799
Office furniture and fixtures	1,237,303	1,131,625

	127,777,529	102,933,797
Less accumulated depreciation and amortization	61,270,699	49,395,781

Net property, plant and equipment	66,506,830	53,538,016
Goodwill	3,000,971	3,000,971
Deferred income taxes—long-term	—	12,974,692
Other assets	3,761,145	2,728,563

Total assets	$137,826,029	$129,746,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,021,603	$6,251,784
Line of credit	13,881,178	—
Accounts payable	22,979,155	20,540,924
Accrued compensation	2,782,528	2,702,072
Other accrued liabilities	2,967,491	2,148,328

Total current liabilities	48,631,955	31,643,108
Long-term debt, less current maturities	27,817,542	11,021,678
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,221,353 shares issued and outstanding (2004—19,108,469)	768,854	764,339
Capital in excess of par value	60,048,522	60,771,551
Retained earnings	559,156	25,546,155

Total stockholders’ equity	61,376,532	87,082,045

Total liabilities and stockholders’ equity	$137,826,029	$129,746,831

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,

	2005	2004	2003

Net sales	$200,247,359	$155,945,623	$153,007,469
Costs and expenses:
Cost of sales	185,285,695	137,975,563	132,141,805
Selling, general and administrative	14,268,061	16,461,653	16,596,434
Royalty expense to equity investee	1,896,936	1,319,094	1,344,766
Engineering	6,969,556	6,613,205	6,459,015
Restructuring charges	2,771,103	14,788,867	750,000
Interest expense	1,656,129	820,701	2,069,539
Interest income	(106,306)	(156,186)	(29,752)
Other (income) expense, net	(367,112)	(328,934)	233,877

	212,374,062	177,493,963	159,565,684

Income (loss) before provision for income taxes	(12,126,703)	(21,548,340)	(6,558,215)
Benefit (provision) for income taxes	(12,860,296)	4,052,429	3,598,799

Net income (loss)	$(24,986,999)	$(17,495,911)	$(2,959,416)

Net income (loss) per share:
Basic	$(1.30)	$(0.92)	$(0.19)

Diluted	$(1.30)	$(0.92)	$(0.19)

Weighted average shares outstanding:
Basic	19,164,451	19,027,508	15,735,510

Diluted	19,164,451	19,027,508	15,735,510

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Years Ended September 30, 2005, 2004 and 2003

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total Stockholders’ Equity

Balance at October 1, 2002	$604,331	$17,815,641	$46,001,482	$64,421,454
Shares issued through exercise of stock options	10,788	1,964,496	—	1,975,284
Tax benefits derived from exercise of stock options	—	490,326	—	490,326
Shares issued through employee stock purchase plan	3,151	154,208	—	157,359
Shares issued through offering	138,000	39,323,750	—	39,461,750
Net loss	—		(2,959,416)	(2,959,416)

Balance at September 30, 2003	756,270	59,748,421	43,042,066	103,546,757
Shares issued through exercise of stock options	5,933	581,556	—	587,489
Tax benefits derived from exercise of stock options	—	180,348	—	180,348
Shares issued through employee stock purchase plan	2,136	261,226	—	263,362
Net loss	—		(17,495,911)	(17,495,911)

Balance at September 30, 2004	764,339	60,771,551	25,546,155	87,082,045
Shares issued through exercise of stock options	2,991	156,913	—	159,904
Valuation allowance provided for tax benefits from exercise of stock options	—	(992,715)	—	(992,715)
Shares issued through employee stock purchase plan	1,524	112,773	—	114,297
Net loss	—		(24,986,999)	(24,986,999)

Balance at September 30, 2005	$768,854	$60,048,522	$559,156	$61,376,532

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,

	2005	2004	2003

Cash Flows From Operating Activities:
Net income (loss)	$(24,986,999)	$(17,495,911)	$(2,959,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,176,000	11,286,006	11,709,258
Asset impairment changes	—	13,108,676	—
Deferred income taxes	12,855,158	(5,177,710)	(4,328,812)
Other non-cash items	(15,634)	(231,487)	481,604
Changes in operating assets and liabilities:
Accounts receivable, net	(5,337,885)	(2,797,914)	(7,676,605)
Inventories	(5,521,136)	(3,587,727)	650,624
Income taxes	(37,641)	122,416	1,303,106
Other current assets	1,153,413	(1,203,426)	(148,257)
Accounts payable	2,438,231	4,735,813	2,730,071
Other current and long-term liabilities	937,260	1,237,481	(5,355)

Net cash provided (used in) operating activities	(6,339,233)	(3,783)	1,756,218
Cash Flows From Investing Activities:
Capital expenditures	(28,830,197)	(11,097,116)	(4,946,222)
Proceeds from sale of assets	2,940,418	69,442	32,968

Net cash used in investing activities	(25,889,779)	(11,027,674)	(4,913,254)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(6,231,137)	(6,870,456)	(11,892,380)
Net (payments) proceeds on line of credit	13,881,178	—	(7,302,352)
Issuance of long-term debt	22,796,820	9,866,361	—
Proceeds from offering	—	—	39,461,750
Proceeds from exercise of stock options	159,904	587,489	1,975,284
Proceeds from employee stock purchase plans	114,297	263,362	157,359

Net cash provided by financing activities	30,721,062	3,846,756	22,399,661

Increase (decrease) in cash and equivalents	(1,507,950)	(7,184,701)	19,242,625
Cash and equivalents at beginning of year	14,422,060	21,606,761	2,364,136

Cash and equivalents at end of year	$12,914,110	$14,422,060	$21,606,761

Supplemental Disclosures:

Cash paid for interest was approximately $1,594,000; $879,000; and $2,343,000 in 2005, 2004 and 2003.

Income tax payments were approximately zero; $5,000; and $6,000 in 2005, 2004 and 2003.

Thailand statutory tax withholding payments of $945,000 were made in 2004.

Tax benefits derived from exercise of stock options totaling approximately zero, $180,000 and $490,000 in 2005, 2004 and 2003 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005, 2004 and 2003

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

          The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal year ended September 30, 2004 included 53 weeks and the fiscal years ended September 30, 2005 and 2003 included fifty-two weeks of operations.

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

          Cash and Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2005 and 2004.  Cash of approximately $12.8 million and $14.2 million was on deposit in foreign financial institutions at September 30, 2005 and 2004. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

          Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and any other intangible assets determined to have indefinite useful lives are not amortized. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises.

          Fair Values of Financial Instruments—Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

          Net Income (Loss) Per Share—The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 1,268,456, 1,071,423 and 859,125 shares of common stock were outstanding during 2005, 2004 and 2003, but were excluded from the computation of common share equivalents because they were antidilutive.

          Revenue Recognition— The Company makes electronic components (flexible circuits) based on customer specifications.  The Company’s revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. In recognizing revenue in any period, the company applies the provisions of SEC Staff Accounting Bulletin 104, “Revenue Recognition.” Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

          Use of Estimates—Preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

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

          Stock Based Compensation—The Company uses the intrinsic value method for valuing stock options granted.  Had the fair value method been applied, the Company’s compensation expense would have been different.  The following table illustrates the effect on the net income (loss) and net income (loss) per share if the Company had applied the fair value method to stock-based compensation for the years ending September 30:

(in thousands except for per share amounts)	2005	2004	2003

Net income (loss) as reported	$(24,987)	$(17,496)	$(2,959)
Less total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	(645)	(582)	(712)

Net income (loss)- pro forma	$(25,632)	$(18,078)	$(3,671)

Basic and diluted net income (loss) per common share - as reported	$(1.30)	$(0.92)	$(0.19)

Basic and diluted net income (loss) per common share – pro forma	$(1.34)	$(0.95)	$(0.23)

          The weighted average fair value of options granted in 2005, 2004 and 2003 was $1.62, $3.38 and $1.60, respectively.  The weighted average fair value was computed by applying the following weighted average assumptions to the Black-Scholes options pricing model:  average volatility of 48%, 53% and 66%; dividends yields of 0.0%; average risk-free rate of return of 3.0%, 2.8% and 2.6%; and an average term of 3.0, 3.0 and 4.5 years for 2005, 2004 and 2003, respectively.  No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

          New Pronouncements—
          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R will be effective for the Company beginning October 1, 2005. As such, effective with the Company’s first fiscal quarter of fiscal 2006, SFAS No. 123R will eliminate the Company’s ability to account for stock options using the method permitted under APB 25 and instead require the Company to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company intends to apply the modified prospective method and estimates that the adoption of SFAS No. 123R will result in approximately $700,000 of compensation expense in fiscal 2006.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

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

Note B.—Inventories  -

          Inventories are comprised of the following at September 30 in thousands:

	2005	2004

Raw materials and purchased parts	$8,374	$5,683
Work-in-process and finished goods	9,370	6,540

	$17,744	$12,223

Note C.—Line of Credit and Long-Term Debt  -

          In June 2004, the Company entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and The Industrial Finance Corporation of Thailand (IFCT) which expanded the existing credit facility with these banks.  IFCT merged with Thai Military Bank during 2005 with the merged bank being named Thai Military Bank (TMB). The long-term facilities were increased by 1,060 million baht, the packing credit facility was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht.  The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,070 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility.  The Thailand credit facilities are secured by certain receivables, inventory and assets held by the Company in Thailand.  As of September 30, 2005, approximately $26.5 million was outstanding under the long-term Thailand credit facilities and $13.9 million under the packing credit facilities.  Total unused availability under the Thailand credit facilities as of September 30, 2005 was approximately $15 million related to the packing credit and working capital facilities.

          Under the terms of the Thailand based credit facility, any outstanding balance on the 590 and 220 million baht term loans bears interest at the average minimum loan rate (“MLR”) rate, 6.5% at September 30, 2005. Outstanding balances on the 400 and 660 million baht term loans had interest rates of 5% and 5.25%, respectively, at September 30, 2005.  The interest rate on these facilities will remain unchanged until June 11, 2007, at which time the outstanding balance will bear interest at the one year fixed deposit rate plus 3.5%.  The one year fixed deposit rate was 2.25% at September 30, 2005.  The packing credit bears interest at the BAY MLR less 1.75%, 4.375% at September 30, 2005.  The working capital and overdraft facilities bear interest at the TMB and BAY minimum overdraft rate (“MOR”), 6.75% at September 30, 2005.  The Company is required to maintain certain financial ratios and meet certain net worth levels.  The Company was in compliance with or had received waivers for all covenants as of September 30, 2005.

          In April 2005, the Company entered into a new financing arrangement with US Federal Credit Union (“US Federal”) pursuant to which the Company borrowed $3.1 million in addition to the $4.0 million the Company had previously borrowed from US Federal in January 2005. The total borrowing of $7.1 million is under a note and secured by the Company’s Maple Plain and Litchfield facilities.  Monthly principal and interest payments are due under the Note which bears interest at a rate of 7% per annum.  Monthly principal payments are determined using a 25 year amortization schedule with any remaining unpaid balance due on February 1, 2010.

          As of September 30, long-term obligations consist of:

(in thousands of U.S dollar equivalents)	2005	2004

Thailand BAY and TMB facilities:
590 million baht term loan	$1,145	$5,174
220 million baht term loan	95	1,243
400 million baht term loan	9,746	9,672
660 million baht term loan	15,529	—
U.S. based facilities:
US Federal Credit Union	7,019	—
Various capital leases	306	1,185

	33,840	17,274
Less current portion	6,022	6,252

	$27,818	$11,022

          At September 30, 2005, the outstanding balance under the Thailand packing credit facility was $13.9 million and there were no outstanding balances under the working capital and overdraft facilities.  At September 30, 2004 there were no outstanding balances under the packing credit, working capital and overdraft facilities.  As of September 30, 2004, the interest rate was 5.88% on the 590 and 220 million baht term loans and 4.00% on the 400 and 660 million baht term loans. As of September 30, 2004, the packing credit facility interest rate was 4.00% and the working capital and overdraft facility interest rates were 6.00%.

        Assets under capital lease as of September 30, 2005 had an acquisition cost of $2.8 million and a net book value of $0.5 million. Interest rates on these leases range from 7.7% to8.7%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2006—$6,022; 2007—$8,675; 2008—$8,903; 2009—$3,488; 2010—$6,752; and none thereafter.  The recorded value of long-term debt approximates fair market value.

Note D.—Stockholders’ Equity

Common Stock -

          On August 4, 2003, the Company consummated the sale of 3,450,000 shares of common stock at a public offering price of $12.25 per share.  The net offering proceeds to the Company were $39,461,750 after deducting total estimated expenses of the offering of $2,800,750.

Stock Option Plans—

        The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At September 30, 2005, the Company had 778,715 shares of common stock available for issuance under the plans.

Restricted Stock Plan—

        The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At September 30, 2005, the Company had 117,100 shares of common stock available for issue under the plan.

        Transactions under the stock option and restricted stock plans during each of the three years in the period ending September 30, 2005 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price

Balance at October 1, 2002	1,785,511	8.35
Granted	542,550	2.89
Forfeited	(68,331)	5.33
Exercised	(269,328)	7.29

Balance at September 30, 2003	1,990,402	7.11
Granted	567,779	8.85
Forfeited	(401,793)	8.71
Exercised	(148,170)	3.38

Balance at September 30, 2004	2,008,218	7.55
Granted	527,150	4.55
Forfeited	(363,425)	7.46
Exercised	(74,785)	1.81

Balance at September 30, 2005	2,097,158	6.99

          Options exercisable at September 30:

	Number Exercisable	Weighted Average Exercise Price

2003	785,837	$11.29
2004	848,512	9.93
2005	1,008,735	8.78

          The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $2.71	460,540	6.5 years	$1.87	187,330	$1.88
3.46 - 4.84	574,500	8.3 years	4.29	104,350	4.02
5.04 - 9.80	631,198	7.5 years	8.31	310,975	7.48
10.20 - 11.54	248,900	2.4 years	11.07	247,900	11.07
12.59 - 15.00	122,020	4.9 years	13.06	98,180	13.07
26.21 - 28.82	60,000	2.0 years	28.76	60,000	28.76

	2,097,158			1,008,735

Employee Stock Purchase Plan—

        The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 500,000 shares of common stock have been reserved for issuance. As of September 30, 2005, 291,031 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Note E.—Income Taxes

        The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

	2005	2004	2003

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	0.1	1.3	(0.6)
Foreign operating income benefit	(15.4)	(11.1)	(16.8)
Change in valuation allowance	164.1	25.6	6.4
Adjustments to income tax provision accruals	—	0.4	(8.0)
Permanent differences	(0.2)	(1.0)	(0.7)
Other	—	—	(1.2)

	114.6%	(18.8)%	(54.9)%

        Components of the (benefit) provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

	2005	2004	2003

Current:
Federal	$—	$169	$671
Foreign	—	945	—
State	4	12	59

	4	1,126	730
Deferred	12,856	(5,178)	(4,329)

	$12,860	$(4,052)	$(3,599)

        Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carryforward and other deferred tax temporary differences are contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. As a result of the Company’s net operating loss position, the Company recorded a valuation allowance of $44,335,000 and $24,431,000 at September 30, 2005 and 2004.  A portion of the increase, $992,715, in the valuation allowance has been recognized as a reduction in paid in capital to the extent that a tax benefit from employee stock option exercises was previously recognized as paid in capital.  The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied. The net operating loss and tax credit carry-forwards of $109,737,000 expire at various dates from September 2018 through September 2025.

       The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

	2005	2004

Current deferred tax assets:
Inventories	$179	$361
Receivables	74	77
Compensation and benefits	315	360
Restructuring	20	88
Other accruals	776	30
Valuation allowances	(1,364)	—

	$—	$916

Long-term deferred tax assets (liabilities)—net:
Accelerated depreciation	$(1,975)	$(2,400)
Intangibles	3,585	4,425
Tax credit and NOL carryforwards	41,361	35,381
Valuation allowances	(42,971)	(24,431)

	$—	$12,975

Note F.—Derivative Instruments – Foreign Currency Transactions

          The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense.  Generally, these contracts have maturities of six months or less.  These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities.  The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges.  At September 30, 2005, the Company had open forward exchange contracts to buy Thailand baht maturing October 14, 2005; October 27, 2005; November 10, 2005; November 21, 2005; November 28, 2005 and March 13, 2006  with notional amounts of 250 million baht, 150 million baht, 400 million baht, 350 million baht, 200 million baht and 200 million baht, respectively.  The total open contracts for 1,550 million baht equates to approximately $37.8 million.

          Foreign currency transaction gains or (losses) included in net other (income) expense (in thousands):

(in thousands)	2005	2004	2003

Gain or (loss) from forward exchange contracts	$(839)	$(354)	$260
Other foreign currency gain or (loss)	949	407	(581)

Net gain or (loss) from foreign currency transactions	$110	$53	$(321)

Note G.—Retirement and Profit-Sharing Plans

        The Company sponsors a 401(k) retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of each dollar of employee elective deferral contributions, up to 3% of the employee’s compensation.  Company contributions for this plan were approximately $372,000, $387,000 and $330,000 for the years ended September 30, 2005, 2004 and 2003.

Note H.—Research and Development Costs

        The Company incurred research and development costs of approximately $5,839,000, $5,966,000 and $5,012,000 for the years ended September 30, 2005, 2004 and 2003.

Note I.—Foreign Operations and Significant Customers

        The Company continues to increase the functions performed in its Asian operation located in Lamphun, Thailand in order to take advantage of the proximity to customers and favorable labor and operating costs.  The Company had aggregate export sales of $185,964,000, $132,496,000, and $129,065,000 for the years ending September 30, 2005, 2004 and 2003, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 30, 2005 and 2004, long-lived assets of $40,353,000 and $27,469,000 were located in Thailand.

          International net sales concentrations in excess of 10% were:

	2005	2004	2003

Thailand	65%	57%	61%
Republic of China	26	24	19

          Revenues from three customers made up a significant portion of the Company’s total net sales during the years ending September 30:

	2005	2004	2003

Seagate	66%	61%	65%
Philips	15	7	7
Maxtor	7	14	10

        Accounts receivable from the above three customers are 92% and 90% of the Company’s accounts receivable at September 30, 2005 and 2004.

Note J.—Commitments and Contingencies

          The Company paid rent of $1,212,000, $1,271,000 and $2,063,000 in fiscal 2005, 2004 and 2003 under facility and equipment operating leases that expire at various dates through July 2007.  As of September 30, 2005, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2006—$1,168; 2007—$309.

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

          The Company owns 35% of the outstanding common stock of Applied Kinetics, Inc. (“AKI”).  On June 26, 2005, the Company sued the five other shareholders of AKI (the “Inside Shareholders”) in the Minnesota State District Court, First Judicial District.  The Company alleges that the Inside Shareholders breached their fiduciary duties to the Company and engaged in illegal conduct or action unfairly prejudicial toward the Company in connection with AKI’s distribution of its earnings to the Insider Shareholders as bonuses.  The Company is seeking damages, an accounting and injunctive relief which would require the Inside Shareholders to pay the Company its equitable share of funds paid to the Inside Shareholders, return to AKI sums paid as bonuses, and seeks to prevent further payments of this nature and liquidate AKI and/or require purchase of the Company’s equity interest in AKI. The Company cannot be sure that it will prevail in this action and any adverse outcome could require, among other things, the Company to write down the value of its investment in AKI. The Company does not believe it is currently possible to calculate the potential for, or the extent of, any financial impact resulting from this claim.

          On July 19, 2005, AKI sued Innovex, Inc., Innovex Precision Components, Inc., William Murnane and Thomas Paulson in the Minnesota State District Court, Fourth Judicial District.  Innovex Precision Components, Inc. (“IPC”) is a wholly-owned subsidiary of Innovex, Inc.  Messrs. Murnane and Paulson are officers of the Company and Mr. Murnane is also a director of the Company.  Messrs. Murnane and Paulson are members of the Board of Directors of AKI.  AKI is a supplier of flexible circuit suspension assembly processes and equipment to the Company.  The suit by AKI seeks damages for alleged breach by IPC of a License and Development Agreement between IPC and AKI relating to an alleged failure to pay royalties and relating to an alleged failure to enforce IPC’s supply agreement with Magnecomp International Limited for which AKI claims lost revenues; alleged breach of a purchase agreement between AKI and the Company relating to a machine that performs soldering and alleged breach by the Company and Messrs Murnane and Paulson of their fiduciary duties as a shareholder and members of the AKI Board of Directors, respectively.  Each of the Company, IPC and Messrs Murnane and Paulson intends to vigorously defend against the suit by AKI and believes that AKI’s claims lack merit. The Company cannot be sure that it will prevail in this action and any adverse outcome could require, among other things, the Company to pay undetermined damages to AKI. The Company does not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim.

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

Note K.—Related Party Transactions

          The Company holds 35% of the outstanding shares of Applied Kinetics Inc. (AKI).  AKI is a technology development company which focuses on manufacturing processes related to disk drive components.  AKI developed the unique manufacturing process technology utilized by the Company’s FSA products.  AKI has granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products.  The Company accounts for its investment in AKI on the equity method.  Included in other income are gains recorded related to the Company’s equity holding in AKI of $806,000, $6,000 and $149,000 in fiscal 2005, 2004 and 2003, respectively.  In addition, the Company received consulting fees from AKI of $170,000 and $214,000 in fiscal 2005 and 2004 and none in 2003.  The Company has not recorded any gains or losses on its AKI equity investment since the filing of its lawsuit against the AKI Inside Shareholders in July 2005.  The Company evaluated the carrying value of its AKI investment as of September 30, 2005 and determined that no write down is required.

Note L.—Restructuring Charges

          During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process.  The impairment was triggered by the lower than expected financial performance of the Company during the quarter ending June 2004 resulting from the impact of the high fixed cost structure in place at that time on lower than expected revenue and the decision of our largest FSA customer to shift a significant level of next generation business to a competing technology.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The fair value of these assets was determined using quoted market prices where available and appraised values or estimated future cash flows where more definitive values were not available. The Maple Plain building was written down at June 30, 2004 to its expected net realizable value, $5,500,000.  The building has been listed for sale since September 2004.  The assets used to support the FSA attachment process were written down to the estimated future cash flows to be generated by the FSA attachment equipment over its expected remaining operating life which ranged from 12 to 24 months as of June 30, 2004.  The assets are expected to have no net realizable value at the end of their expected remaining operating life.

          In order to reduce its cost structure, the Company is closing its Maple Plain facility and consolidating its operations with its Lamphun, Thailand and Litchfield, Minnesota facilities.  In addition, the Company plans to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where the Company believes it has an advantage.  Excluding asset impairment charges, restructuring charges are expected to be approximately $7 million.  The $7 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $4.7 million for other moving and closing costs associated with the consolidation of the Maple Plain location with the Company’s other locations.  Restructuring charges of $2.8 million and $1.7 million were recorded in fiscal 2005 and 2004, respectively. The charges for fiscal 2005 were comprised of $925,000 for termination benefits and $1,846,000 related to moving and closing costs.  Charges of $4.5 million related to this restructuring have been recorded through September 30, 2005.  The remaining expected charges of $2.5 million are expected to be incurred during the first six months of fiscal 2006.

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

          Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring—Maple Plain

	Facility Abandonment Charges	Employee Termination Benefits	Total

Accrual at October 1, 2003	—	—	—
Restructuring charges	350	926	1,276
Payments	(350)	(739)	(1,089)

Accrual at September 30, 2004	—	187	187
Restructuring charges	1,846	925	2,771
Payments	(1,846)	(1,102)	(2,948)

Accrual at September 30, 2005	$—	$10	$10

QUARTERLY FINANCIAL DATA

(Unaudited)

Fiscal 2005 *	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Net sales	$40,041,490	$52,724,445	$60,019,524	$47,461,900	$200,247,359
Gross profit	3,899,662	1,507,390	5,427,602	4,127,010	14,961,664
Net income (loss)	(1,007,673)	(14,049,925)	(2,575,950)	(7,353,451)	(24,986,999)
Net income (loss) per share:
Basic	$(0.05)	$(0.73)	$(0.13)	$(0.38)	$(1.30)
Diluted	$(0.05)	$(0.73)	$(0.13)	$(0.38)	$(1.30)

* The first, second, third and fourth quarters include restructuring charges of $343,000, $466,000, $1,161,000 and $801,000, respectively, related to the restructuring of the Company’s manufacturing operations and closing its Maple Plain facility. The second and fourth quarters reflect the recording of valuation allowances of approximately $9,000,000 and 5,538,000 on the Company’s deferred tax asset.

Fiscal 2004 **	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Net sales	$44,343,523	$39,264,718	$35,245,600	$37,091,781	$155,945,622
Gross profit	8,724,749	5,556,569	920,347	2,768,394	17,970,059
Net income (loss)	1,593,752	137,039	(16,876,536)	(2,350,167)	(17,495,912)
Net income (loss) per share:
Basic	$0.08	$0.01	$(0.88)	$(0.12)	$(0.92)
Diluted	$0.08	$0.01	$(0.88)	$(0.12)	$(0.92)

**The third and fourth quarters include restructuring charges of $13,823,000 and $966,000, respectively, related to the restructuring of the Company’s manufacturing operations and closing its Maple Plain facility.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, William P. Murnane, and Chief Financial Officer, Thomas Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, they have concluded that as of that date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

          There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Responsibility for Financial Information

          Company management is responsible for the preparation and integrity of the consolidated financial statements appearing in the Annual Report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

          The Company’s control environment is the foundation for its system of internal controls over financial reporting and is embodied in its Code of Business Conduct and Ethics. It sets the tone of the organization and includes factors such as integrity and ethical values. Internal controls over financial reporting are supported by formal policies and procedures that are reviewed, modified and improved as changes occur in business conditions and operations.

          The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent registered public accounting firm to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm, Grant Thornton LLP, reports to the Audit Committee and has full and free access to the Audit Committee at any time.

Management’s Report on Internal Control over Financial Reporting

          Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard our assets from unauthorized use or disposition is maintained.

          Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2005.

Grant Thornton LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 as stated in their report, which is included herein.

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to the sections entitled “Election of Directors,”  “Governance Matters,” “Description of Committees of the Board of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive proxy statement to be mailed to shareholders on or about December 15, 2005, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2005 (the “2005 Proxy Statement”).  Except as set forth at Item 4A of this Annual Report, the information required by Item 10 is incorporated herein by reference from the sections noted above of the 2005 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
Reference is made to the section entitled “Executive Compensation and Other Information” and “Executive Compensation and Other Information – Director Compensation” in the 2005 Proxy Statement.  The information required by Item 11 is incorporated herein by reference from the sections noted above of the 2005 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement.  The information required by Item 12 is incorporated herein by reference from the sections noted above of the 2005 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to the section entitled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.  The information required by Item 13 is incorporated herein by reference from the sections noted above of the 2005 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to the section entitled “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Procedures” in the 2005 Proxy Statement.  The information required by Item 14 is incorporated herein by reference from the sections noted above of the 2005 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

Page

(1)	Financial Statements

The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:

	• Consolidated Balance Sheets at September 30, 2005 and 2004	34
	• Consolidated Statements of Operations for each of the three years in the period ended September 30, 2005	35
	• Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2005	36
	• Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2005	37
	• Notes to Consolidated Financial Statements	38

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3(a)	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the Quarter Ended December 31, 1996.

3(b)	Amended and Restated Bylaws are incorporated by reference to Exhibit 3(b) of the Company’s Form 10-Q for the Quarter Ended December 31, 2003.

10(a)	*1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Company’s Form S-8 dated March 17, 1989 (File No. 33-27530).

10(b)	*Innovex, Inc. and Subsidiaries Employees’ Retirement Plan is incorporated by reference to Exhibit 10(i) of the Company’s Form 10-K for the Year Ended September 30, 1992.

10(c)	*1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 dated February 27, 2002 (File No. 333-83452).

10(d)	*Innovex, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 dated May 19, 2000 (File No. 333-37380).

10(e)	*Innovex, Inc. Restricted Stock Plan is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated August 23, 2001 (File No. 333-68228).

10(f)	*Form of Employment Agreement between certain executive officers and the Company is incorporated by reference to Exhibit 10 of the Company’s Form 10-Q for the Quarter Ended December 31, 2003.

10(g)

Second Credit Facilities Agreement effective June 11, 2004 between Innovex (Thailand) Limited as the Borrower and The Industrial Finance Corporation of Thailand and Bank of Ayudhya Public Company Limited as the Creditor is incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Quarter Ended June 30, 2004.

10(h)

**License and Development Agreement dated October 12, 1999 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734.)

10(i)

**First Amendment to the License and Development Agreement dated July 1, 2001 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(j)

**Second Amendment to the License and Development Agreement dated October 4, 2002 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(k)

Business Note in the principal amount of $7,104,000 due February 1, 2010 with Innovex, Inc. as maker and US Federal Credit Union as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 18, 2005).

10(l)

Modification Agreement for Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of April 13, 2005 made by Innovex, Inc. for the benefit of US Federal Credit Union (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 18, 2005).

10(m)	Lease Agreement dated as of July 8, 2005 between Innovex, Inc. and Curtis Investors Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 8, 2005).

10(n)	*Employment Agreement dated as of October 19, 2005 between Innovex, Inc and William P. Murnane (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2005).

21	Subsidiaries of Innovex, Inc.	56

23	Consent of Independent Registered Public Accounting Firm	57

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	58

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	59

32	Certificate pursuant to 18 U.S.C. § 1350	60

*Indicates a management contract or compensatory plan or arrangement.

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

INNOVEX, INC.

	By	\s\ William P. Murnane

William P. Murnane
President and Chief Executive Officer

Date December 9, 2005	By	\s\ Thomas Paulson

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

\s\ William P Murnane	President, Chief Executive Officer and Director
(principal executive officer)
William P. Murnane

\s\ Thomas Paulson	Chief Financial Officer
(principal financial officer)
Thomas Paulson

\s\ Thomas W. Haley	Chairman and Director

Thomas W. Haley

\s\ Philip D. Ankeny	Director

Philip D. Ankeny

\s\ Robert C. Buhrmaster	Director

Robert C. Buhrmaster

\s\ Raj K. Nooyi	Director

Raj K. Nooyi

\s\ Townsend H. Porter, Jr.	Director

Townsend H. Porter, Jr.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
September 30, 2005	$374,644	$0	$24,724	(1)	$349,920
September 30, 2004	342,844	52,886	21,086	(1)	374,644
September 30, 2003	425,214	105,000	187,370	(1)	342,844
Inventory Reserves
September 30, 2005	1,614,618	1,548,273	1,940,950	(2)	1,221,941
September 30, 2004	1,352,674	1,504,637	1,242,693	(2)	1,614,618
September 30, 2003	1,688,898	1,286,515	1,622,739	(2)	1,352,674

(1) Represents writeoffs of bad debt and adjustments for disputed invoices.
(2) Represents inventory disposals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON SCHEDULE

Board of Directors
Innovex, Inc.

          We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Innovex, Inc. and Subsidiaries referred to in our report dated December 2, 2005, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
December 7, 2005