Form 10-Q
period 2005-12-31
INNOVEX INC
filed 2006-02-09
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check One):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes   ☒   No

          As of January 27, 2006, 19,233,353 shares of the Company’s common stock, $.04 par value per share, were outstanding.

PART 1
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2005	September 30, 2005

ASSETS
Current assets:
Cash and equivalents	$9,268,502	$12,914,110
Accounts receivable, net	24,225,193	32,585,507
Inventories	17,394,946	17,743,839
Other current assets	1,633,081	1,313,627

Total current assets	52,521,722	64,557,083
Property, plant and equipment, net of accumulated depreciation of $51,256,000 and $61,271,000	55,631,216	66,506,830
Goodwill	3,000,971	3,000,971
Other assets	3,669,531	3,761,145

	$114,823,440	$137,826,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,888,322	$6,021,603
Line of credit	—	13,881,178
Accounts payable	23,917,503	22,979,155
Accrued compensation	2,354,694	2,782,528
Other accrued liabilities	2,965,617	2,967,491

Total current liabilities	36,126,136	48,631,955
Long-term debt, less current maturities	26,888,073	27,817,542
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,230,993 and 19,221,353 shares issued and outstanding	769,240	768,854
Capital in excess of par value	60,249,869	60,048,522
Retained earnings (Accumulated deficit)	(9,209,878)	559,156

Total stockholders’ equity	51,809,231	61,376,532

	$114,823,440	$137,826,029

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,

	2005	2004

Net sales	$50,507,842	$40,041,490
Costs and expenses:
Cost of sales	44,348,332	36,141,828
Selling, general and administrative	3,647,292	3,492,805
Royalty expense to equity investee	410,464	378,044
Engineering	1,389,026	1,709,125
Net asset impairment	9,196,204	—
Restructuring charges	732,371	343,116
Net interest (income) expense	448,809	209,889
Net other (income) expense	104,377	(582,836)

Income (loss) before taxes	(9,769,033)	(1,650,481)
Income taxes	—	(642,808)

Net income (loss)	$(9,769,033)	$(1,007,673)

Net income (loss) per share:
Basic	$(0.51)	$(0.05)

Diluted	$(0.51)	$(0.05)

Weighted average shares outstanding:
Basic	19,226,638	19,127,621

Diluted	19,226,638	19,127,621

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,769,033)	$(1,007,673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,965,759	2,720,732
Asset impairment charges	9,196,204	—
Other non-cash items	170,900	(175,842)
Changes in operating assets and liabilities:
Accounts receivable	8,360,314	1,899,690
Inventories	348,893	(5,001,220)
Other current assets	(228,570)	(1,435,368)
Accounts payable	938,348	4,068,019
Accrued compensation and other accrued liabilities	(429,708)	3,060,529
Net cash provided by (used in) operating activities	11,553,107	4,128,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,290,437)	(9,091,979)
Other	12,560	—
Net cash provided by (used in) investing activities	(1,277,877)	(9,091,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(658,518)	(1,472,339)
Issuance of long-term debt	595,768	4,286,249
Net activity on line of credit	(13,881,178)	4,729,105
Proceeds from exercise of stock options	23,090	80,182
Net cash provided by (used in) financing activities	(13,920,838)	7,623,197
Increase (decrease) in cash and equivalents	(3,645,608)	2,660,085
Cash and equivalents at beginning of period	12,914,110	14,422,060
Cash and equivalents at end of period	$9,268,502	$17,082,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $548,000 and $226,000 in the three months ended December 31, 2005 and 2004.

Cash paid for income taxes was $8,000 and $-0- in the three months ended December 31, 2005 and 2004.

See accompanying notes to condensed consolidated financial statements.

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the “Company”) after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES
Litchfield restructuring:
On January 16, 2006, the Company announced a plan to move its Litchfield, Minnesota prototyping and high volume manufacturing to its Lamphun, Thailand facilities over the next twelve months.  The Company will divest its low volume etched metal product line also located at its Litchfield facilities.  The Company will retain one facility in Litchfield to serve as its product development center.  High volume flexible circuit products currently being manufactured in Litchfield will continue to be manufactured there until they reach the end of their product life cycle which is expected to be within the next nine to twelve months.  The impairment and restructuring was triggered by the Company’s need to reduce its cost structure in order to offer competitive pricing to attract new revenue streams required to reach and maintain long-term profitable operations.

The Company expects an annual operating expense reduction of approximately $8 million related to the restructuring plan to be realized over the next twelve months.  Approximately $6.4 million of the projected savings are expected to have a positive impact on cash flow upon realization.  These cash related savings are comprised of $5.6 million related to compensation reductions and $800,000 related to other spending.  The $1.6 million remaining savings are expected to be depreciation related and have no impact on cash flow.

Asset impairment charges of $8.1 million were recorded in the first quarter of fiscal 2006. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield facilities and assets that will not be retained for use in the product development center or transferred to Lamphun, Thailand will be listed for sale or disposed.  Capital expenditures of less than $1 million are expected related to the plan.  These expenditures would primarily increase selected capacity and capabilities at the Lamphun, Thailand facilities.

Total cash related restructuring charges excluding asset impairments of approximately $4.9 million are expected.  The $4.9 is comprised of $2.5 million for one-time termination benefits and $2.4 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield facilities not being retained.

Maple Plain restructuring:
During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  During the first quarter of fiscal 2006, additional asset impairment charges of $1.1 million related to the disposition of the Maple Plain assets and restructuring charges of $732,000 were recorded under the restructuring plan.  The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility with final clean-up activities at the Maple Plain facility expected to be completed by April 2006.  The Maple Plain facility has been listed for sale since June 2004.

In order to reduce its cost structure, the Company closed its Maple Plain facility and consolidated its operations with its Lamphun, Thailand facility. In addition, the Company plans to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where the Company believes it has an advantage. Excluding asset impairment charges, restructuring charges are expected to be approximately $5.9 million of which $5.2 million has been recognized to date. The $5.9 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.6 million for other moving and closing costs associated with closing the Maple Plain location. Restructuring charges of $732,000 were recorded in the first quarter of fiscal 2006. The charges for the first quarter of fiscal 2006 were comprised of $2,000 for termination benefits and $730,000 related to moving and closing costs. Charges of $5.2 million related to this restructuring have been recorded through December 31, 2005. The remaining expected charges of $700,000 are expected to be incurred from January through April 2006.

As part of the June 2004 restructuring, engineering support of future FSA attachment development was discontinued. The Company is continuing to maintain engineering support of FSA attachment programs which are in production. As the FSA programs reach their end of life, the Company will lower the level of engineering and production personnel supporting them.

NOTE 3 – NET INCOME (LOSS) PER SHARE
The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,597,248 shares of common stock were outstanding during the three month period ending December 31, 2005, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,090,155 shares of common stock were outstanding during the three month period ending December 31, 2004, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – STOCK BASED COMPENSATION
Commencing on October 1, 2005, the Company adopted Statement of Financial Accounting Standard  No. 123R, “Share Cased Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.  The Company recorded $179,000 of related compensation expense, included in general and administrative expense, for the three-months ended December 31, 2005.  There was no tax benefit from recording this non-cash expense.  The compensation expense reduced both basic and diluted earnings by $0.01.  As of December 31, 2005, $2,004,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.7 years.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

(in thousands except for per share amounts)	Three months ended December 31, 2004

Net income (loss) as reported	$(1,008)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(157)

Net income (loss)- pro forma	$(1,165)

Basic and diluted net income (loss) per common share - as reported	$(0.05)

Basic and diluted net income (loss) per common share – pro forma	$(0.06)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three months ended December 31, 2005 and 2004 were $1.14 and $1.56, respectively. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

	Three Months Ended December 31,

	2005	2004

Risk-free interest rate	4.25%	3.00%
Expected volatility	49%	49%
Expected life (in years)	3.0	2.9
Dividend yield	—	—

The Company has options outstanding under the 1987 Employee Stock Option Plan and the 1994 Stock Option Plan.  The Company’s stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise.  At December 31, 2005, the Company had 335,865 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At December 31, 2005, the Company had 117,300 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the three months ended December 30, 2005 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at October 1, 2005	2,097,158	6.99
Granted	494,850	3.06
Forfeited	(52,200)	6.07
Exercised	(9,640)	1.03

Outstanding at December 31, 2005	2,530,168	6.26

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable

		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$0.00 - $2.71	439,095	6.4 years	$1.89	280,480	$1.88
3.06 - 4.84	1,053,650	8.9 years	3.72	180,230	4.18
5.04 - 9.80	612,523	7.4 years	8.32	372,248	7.87
10.20 - 11.54	248,400	2.2 years	11.07	247,500	11.07
12.59 - 15.00	116,500	4.9 years	13.07	113,500	13.07
26.21 - 28.82	60,000	1.8 years	28.76	60,000	28.76

	2,530,168		6.26	1,253,958	8.10

NOTE 5 – INVENTORIES
Inventories are comprised of the following (in thousands):

	December 31, 2005	September 30, 2005

Raw materials and purchased parts	$9,554	$8,374
Work-in-process and finished goods	7,841	9,370

	$17,395	$17,744

NOTE 6 – DERIVATIVE INSTRUMENTS – FOREIGN CURRENCY TRANSLATION
The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At December 31, 2005, the Company had open forward exchange contracts to buy Thailand baht maturing March 13, 2006; April 19, 2006 and May 4, 2006 with notional amounts of 200 million baht, 250 million baht and 150 million baht, respectively. The total open contracts to purchase baht for 600 million baht equates to approximately $14.6 million.  At December 31, 2005, the Company also had open forward exchange contracts to sell US dollars in exchange for Thailand baht maturing on March 23, 2006 and June 7, 2006 with amounts of $3.67 million and $7.27 million, respectively, for a total of $10.94 million.

Foreign currency translation gains or (losses) included in net other (income) expense ( in thousands):

	Three months ended December 31,

	2005	2004

Gain or (loss) from forward exchange contracts	$(58)	$1,051
Other foreign currency gain or (loss)	(60)	(661)

Net gain or (loss) from foreign currency transactions	$(118)	$390

NOTE 7 – REVENUE RECOGNITION
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

NOTE 8 – INCOME TAXES
The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established when the realization of a deferred tax asset becomes less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company’s current deferred tax asset valuation allowance fully offsets its deferred tax assets.  With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.

NOTE 9 – RELATED PARTY TRANSACTIONS
The Company holds 35% of the outstanding shares of Applied Kinetics Inc. (AKI).  AKI is a technology development company that focuses on manufacturing processes related to disk drive components.  AKI developed the unique manufacturing process technology utilized by the Company’s FSA products.  AKI has granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products.  The Company accounts for its investment in AKI on the equity method.  Included in other income are gains recorded related to the Company’s equity holding in AKI of $176,000 for the three months ended December 31, 2004.  The Company has not recorded any gains or losses on its AKI equity investment since the filing of its lawsuit against AKI and the AKI Inside Shareholders in July 2005.  The Company evaluated the carrying value of its AKI investment as of December 31, 2005 and determined that no write down is required.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2005, as well as others not now anticipated.

We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

          We are a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives, liquid crystal displays (LCDs) for mobile communication devices, tape drives and arrays, flat panel displays (FPDs) and printers. Our customers include 3M, Hitachi, HP, Maxtor, Medtronic, Philips, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

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

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On January 16, 2006, we announced a plan to retain a portion of our Litchfield operation as a product development center while transferring high volume manufacturing operations to Thailand and divesting the remaining portions of the Litchfield, Minneota operation.  In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended December 31,

	2005	2004

Net Sales	100%	100%
Cost of goods sold	87.8	90.3

Gross profit	12.2	9.7
Operating expenses:
Selling, general and administrative and royalty expense	8.0	9.6
Engineering	2.8	4.3
Restructuring	19.6	0.8

Total operating expenses	30.4	14.7

Income (loss) from operations	(18.2)	(5.0)

Interest and other expense, net	(1.1)	0.9

Income (loss) before provision (benefit) for income taxes	(19.3)	(4.1)
Provision (benefit) for income taxes	—	(1.6)

Net income (loss)	(19.3)%	(2.5)%

Comparison of Three Months Ended December 31, 2005 and 2004

Net Sales

          Our net sales were $50.5 million for the three months ended December 31, 2005, compared to $40.0 million for the three months ended December 31, 2004, an increase of 26%. This increase primarily reflects higher flat panel display (FPD), flex suspension assembly (FSA) and actuator flex circuit (AFC) revenue. The FPD programs which primarily ramped during the March 2005 quarter, helped drive FPD revenue to $11.6 million for the quarter as compared to the FPD pre-ramp revenue of $3.1 million in the same quarter last year. FSA revenue was $28 million reflecting continued strong demand for both current generation disk drives and the new enterprise applications. The AFC revenue increase to $7.6 million was driven by next generation disk drives programs entering their initial ramp to volume production.  We expect our FPD revenue may experience some seasonal reductions during the fiscal 2006 March quarter.  Also, while we expect FSA revenue to decrease when the disk drive industry transitions to its next generation of products in the fiscal 2006 second and third quarters, our AFC revenue should increase reflecting the significantly higher level of next generation, AFC program qualifications.

          FSA sales to the disk drive industry generated 56% of our net sales for the three months ended December 31, 2005, compared to 64% for the three months ended December 31, 2004. FPD application net sales were 23% compared to 8%, sales of AFC’s to the disk drive industry were 15%, compared to 13%, sales from stacked memory applications were 2% compared to 9%, network system application sales were 2% compared to 4% and sales from other industry applications were 2% for the three months ended December 31, 2005 and 2004, respectively.

Gross Profit

          Our gross profit was $6.2 million for the three months ended December 31, 2005, compared to $3.9 million for the three months ended December 31, 2004, an increase of 58%. Our gross margin for the three months ended December 31, 2005 increased to 12%, from 10% for the three months ended December 31, 2004. The higher gross margin reflects improved operating efficiency, higher net sales increasing fixed cost leverage and a lower cost structure resulting from the transfer of production operations from Maple Plain, Minnesota to Lamphun, Thailand, offsetting higher pass through component material costs. We anticipate that gross margins for the remainder of fiscal 2006 will improve as additional operational efficiency improvements and reductions of pass through component material costs are expected.

Selling, General and Administrative and Royalty Expense to Equity Investee

          Selling, general and administrative expenses including royalty expenses for the three months ended December 31, 2005 were $4.1 million, compared to $3.9 million in the three months ended December 31, 2004, an increase of 5%. As a percentage of net sales, selling, general and administrative expenses were 8% for the three months ended December 31, 2005, down from 10% for the same period in the prior year. The dollar increase in selling, general and administrative expenses from the prior year primarily reflects the adoption of SFAS 123R requiring us to record $179,000 of compensation expense for stock options issued to employees.  The decrease as a percent of net sales from the prior year reflects increased net sales.  Selling, general and administrative expenses for the remainder of fiscal 2006 are not expected to change significantly from the fiscal 2006 first quarter.

Engineering

          Engineering expenses for the three months ended December 31, 2005 were $1.4 million, compared to $1.7 million for the three months ended December 31, 2004, a decrease of 19%. The decrease in fiscal 2006 engineering expenses was primarily the result of transferring engineering positions to our Thailand facility as a result of closing our Maple Plain facility. As a percentage of net sales, engineering expenses were 3% of sales for the three months ended December 31, 2005 compared to 4% for the same period in the prior year.

Restructuring
Litchfield restructuring:
On January 16, 2006, we announced a plan to move all of our prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities over the next twelve months.  We will divest our low-volume etched metal product line also located at our Litchfield facilities.  We will retain one facility in Litchfield to serve as our product development center.  High volume flexible circuit products currently being manufactured in Litchfield will continue to be manufactured there until they reach the end of their product life cycle, which is expected to be within the next nine to twelve months.  The impairment and restructuring was triggered by our need to reduce our cost structure in order to compete effectively.

We expect an annual operating expense reduction of approximately $8 million related to the restructuring plan to be realized over the next twelve months.  Approximately $6.4 million of the projected savings are expected to have a positive impact on cash flow upon realization.  These cash related savings are comprised of $5.6 million related compensation reductions and $800,000 related to other spending.  The $1.6 million remaining savings are expected to be depreciation related and have no impact on cash flow.

Asset impairment charges of $8.1 million were recorded in the first quarter of fiscal 2006. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield facilities and assets that will not be retained for use in the product development center will be listed for sale or disposed.  Capital expenditures of less than $1 million are expected related to the plan.  These expenditures would primarily increase selected capacity and capabilities at the Lamphun, Thailand facilities.

Total cash related restructuring charges excluding asset impairments of approximately $4.9 million are expected.  The $4.9 is comprised of $2.5 million for one-time termination benefits and $2.4 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield facilities not being retained.

The restructuring plan calls for the elimination of 177 positions comprised of 84 direct labor positions, 79 indirect labor production support positions and 14 administrative positions.

Maple Plain restructuring:
During fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  During the first quarter of fiscal 2006, additional asset impairment charges of approximately $1.1 million related to the disposition of the Maple Plain assets and restructuring charges of approximately $732,000 were recorded under the restructuring plan.  The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility with final clean-up activities at the Maple Plain facility expected to be completed by April 2006.  The Maple Plain facility has been listed for sale since June 2004.

In order to reduce our cost structure, we closed our Maple Plain facility and consolidated its operations with our Lamphun, Thailand facility. In addition, we plan to discontinue supporting the FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage. Excluding asset impairment charges, restructuring charges are expected to be approximately $5.9 million. The $5.9 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.6 million for other moving and closing costs associated with closing the Maple Plain location.  Restructuring charges of approximately $732,000 were recorded in the first quarter of fiscal 2006. The charges for the first quarter of fiscal 2006 were comprised of $2,000 for termination benefits and $730,000 related to moving and closing costs. Charges of $5.2 million related to this restructuring have been recorded through December 31, 2005. The remaining expected charges of $700,000 are expected to be incurred from January through April 2006.

As part of the June 2004 restructuring, engineering support of future FSA attachment development was discontinued. We are continuing to maintain engineering support of FSA attachment programs which are in production. As the FSA programs reach their end of life, we will lower the level of engineering and production personnel supporting them.

Through December 31, 2005, operating cost savings of approximately $1.5 million per quarter have been realized primarily comprised of compensation savings of $1.1 million per quarter or $4.4 million on an annual basis and depreciation, contract termination and other savings of $420,000 per quarter or $1.7 million on an annual basis.  The full benefit of actions taken during the quarter ending December 31, 2005 should result in an additional cost savings realization of from $400,000 to $500,000 per quarter.

Net Interest and Other Expense

          Net interest expense was $0.4 million for the three months ended December 31, 2005 and $0.2 for the three months ended December 31, 2004. The increase is the result of higher levels of debt outstanding during the first quarter of fiscal 2006 as compared to first quarter of fiscal 2005. Net other (income) expense was $0.1 million in the three months ended December 31, 2005 as compared to ($0.6) million in the three months ended December 31, 2004. The change was a result of the losses on foreign currency transactions occurring in the first quarter of fiscal 2006 while we experienced foreign currency gains in the first quarter of fiscal 2005.

Income Taxes

          No net income tax expense or benefit was recorded for the three months ended December 31, 2005 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. This compares to the $642,000 tax benefit recorded in the three months ended December 31, 2004. The deferred tax valuation allowance was increased as a result of our evaluation of the carrying value of our deferred tax asset in light of our recent US tax loss history.

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

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $9.3 million at December 31, 2005 and $12.9 million at September 30, 2005.

          For the three months ended December 31, 2005, net cash provided by operating activities of $11.6 million resulted from the non-cash charges, decrease in accounts receivable and increase in accounts payable more than offsetting the net loss for the period.  Accounts receivable decreased related to improved payment terms from a significant customer.

          Net cash used in investing activities was $1.3 million in the first three months of fiscal 2006, compared to $9.1 million in the first three months of fiscal 2005. In fiscal 2006, net cash used in investing activities was attributed to spending related to the expansion of our Thailand facility. Fiscal 2005 net cash used in investing activities was attributed to the $3.5 million purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications.

          Net cash used in financing activities was $13.9 million in the first three months of fiscal 2006, compared to net cash provided by financing activities of $7.6 million in the first three months of fiscal 2005. Fiscal 2006 net cash used in financing activities was primarily related to the $13.9 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations.  During the first quarter of fiscal 2005, net cash provided by financing activities was the result of the $4.7 million borrowed under our short-term Thailand packing credit facilities and the $4.3 million increase in amounts owed under our long term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.

          In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand which expanded our existing credit facility with these banks. The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht. The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of December 31, 2005, we had approximately $20.0 million outstanding under our long-term Thailand credit facilities and no outstanding balance under our short-term Thailand credit facilities. Total unused availability under our Thailand credit facilities as of December 31, 2005 was approximately $29.3 million related to the packing credit and working capital facilities. As of December 31, 2005, we were in compliance with covenants under our Thailand credit facilities.

          In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. As of December 31, 2005, $6.9 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield and Maple Plain facilities.

          We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures for the next twenty-four months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. We also filed an S-3 Registration Statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our AFC, stacked memory flex and FPD flex products and cash flow from operations.

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2005 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations (1)	$7,866	$18,778	$9,064	—	$35,708
Operating Leases	1,188	—	—	—	1,188

Total	$9,054	$17,328	$9,987	—	$36,896

(1)	Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements
          There are no recent significant accounting pronouncements that we believe will have a significant effect on the Company’s financial statements in the future.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the risk related to the transfer of manufacturing operations from our Litchfield facilities to our Thailand facilities, the timely availability and acceptance of new products, including FPD and AFC products, the impact of competitive products and pricing, changes in manufacturing efficiencies and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2005. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At December 31, 2005, the Company had open forward exchange contracts to buy Thailand baht maturing March 13, 2006; April 19, 2006 and May 4, 2006 with notional amounts of 200 million baht, 250 million baht and 150 million baht, respectively. The total open contracts to purchase baht for 600 million baht equates to approximately $14.6 million.  At December 31, 2005, the Company also had open forward exchange contracts to sell US dollars maturing on March 23, 2006 and June 7, 2006 with amounts of $3.67 million and $7.27 million, respectively, for a total of $10.94 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

          We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION
Responses to Items 1A and 2 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 1.	LEGAL PROCEEDINGS

          We are party to certain lawsuits in the ordinary course of business. Other than with respect to the matter set forth below, we do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

          We own 35% of the outstanding common stock of Applied Kinetics, Inc. (“AKI”).  On June 26, 2005, we sued the five other shareholders of AKI (the “Inside Shareholders”) in the Minnesota State District Court, First Judicial District.  The complaint has been amended to include AKI as a defendant.  We allege that the Inside Shareholders breached their fiduciary duties to us and engaged in illegal conduct or action unfairly prejudicial toward us in connection with AKI’s distribution of its earnings to the Insider Shareholders as bonuses.  We are seeking damages, an accounting and injunctive relief which would require AKI and the Inside Shareholders to pay us our equitable share of funds paid to the Inside Shareholders, return to AKI sums paid as bonuses, and seek to prevent further payments of this nature and liquidate AKI and/or require purchase of our equity interest in AKI. We cannot be sure that we will prevail in this action and any adverse outcome could require, among other things, us to write down the value of our investment in AKI. We do not believe it is currently possible to calculate the potential for, or the extent of, any financial impact resulting from this claim.

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

          In July 2000, the Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately 90 other defendants. The suit alleges that all of the defendants are violating certain patents owned by Lemelson related to machine vision technologies. Lemelson alleges that certain of the equipment used in our business utilizes this type of technology. We answered the complaint denying that we infringed any of these patents. On February 1, 2006, the Court dismissed Lemelson’s suit against us in its entirety.

ITEM 6.	EXHIBITS

          The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certificate pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC.

Date: February 9, 2006
	By	/s/ William P. Murnane

William P. Murnane
President and Chief Executive Officer

	By	/s/ Thomas Paulson

Thomas Paulson
Chief Financial Officer