Form 10-Q
period 2006-03-31
INNOVEX INC
filed 2006-05-09
CIK 50601

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2006

or

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

          As of April 28, 2006, 19,353,010 shares of the Company’s common stock, $.04 par value per share, were outstanding.

PART 1
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2006	September 30, 2005

ASSETS
Current assets:
Cash and equivalents	$7,380,708	$12,914,110
Accounts receivable, net	25,756,766	32,585,507
Inventories	15,094,867	17,743,839
Other current assets	2,872,099	1,313,627

Total current assets	51,104,440	64,557,083
Property, plant and equipment, net of accumulated depreciation of $52,253,000 and $61,271,000	56,386,074	66,506,830
Goodwill	3,000,971	3,000,971
Other assets	1,364,089	3,761,145

	$111,855,574	$137,826,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,331,310	$6,021,603
Line of credit	1,133,074	13,881,178
Accounts payable	20,756,039	22,979,155
Accrued compensation	3,641,831	2,782,528
Other accrued liabilities	1,862,145	2,967,491

Total current liabilities	34,724,399	48,631,955
Long-term debt, less current maturities	25,642,348	27,817,542
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,255,750 and 19,221,353 shares issued and outstanding	770,230	768,854
Capital in excess of par value	60,463,489	60,048,522
Retained earnings (Accumulated deficit)	(9,744,892)	559,156

Total stockholders’ equity	51,488,827	61,376,532

	$111,855,574	$137,826,029

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Net sales	$51,539,389	$52,724,445
Costs and expenses:
Cost of sales	44,018,847	51,217,055
Selling, general and administrative	4,340,489	3,657,866
Royalty expense to equity investee	445,374	514,080
Engineering	1,371,222	1,874,580
Net asset impairment	(13,292)	—
Restructuring charges	1,391,233	465,582
Net interest (income) expense	583,367	346,913
Net other (income) expense	(62,836)	(301,706)

Income (loss) before taxes	(535,015)	(5,049,925)
Income taxes	—	9,000,000

Net income (loss)	$(535,015)	$(14,049,925)

Net income (loss) per share:
Basic	$(0.03)	$(0.73)

Diluted	$(0.03)	$(0.73)

Weighted average shares outstanding:
Basic	19,238,586	19,149,594

Diluted	19,238,586	19,149,594

	Six Months Ended March 31,

	2006	2005

Net sales	$102,047,231	$92,765,935
Costs and expenses:
Cost of sales	88,367,179	87,358,883
Selling, general and administrative	7,987,781	7,150,671
Royalty expense to equity investee	855,838	892,124
Engineering	2,760,248	3,583,705
Net asset impairment	9,182,912	—
Restructuring charges	2,123,604	808,698
Net interest (income) expense	1,032,176	556,802
Net other (income) expense	41,541	(884,542)

Income (loss) before taxes	(10,304,048)	(6,700,406)
Income taxes	—	8,357,192

Net income (loss)	$(10,304,048)	$(15,057,598)

Net income (loss) per share:
Basic	$(0.54)	$(0.79)

Diluted	$(0.54)	$(0.79)

Weighted average shares outstanding:
Basic	19,232,612	19,138,608

Diluted	19,232,612	19,138,608

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,304,048)	$(15,057,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,401,672	5,852,510
Asset impairment charges	9,182,912	—
Deferred taxes	—	8,394,433
Other non-cash items	125,029	(327,547)
Changes in operating assets and liabilities:
Accounts receivable	6,828,741	(7,247,698)
Inventories	2,648,972	(8,171,488)
Other current assets	837,125	(265,572)
Accounts payable	(2,223,116)	10,781,652
Accrued compensation and other accrued liabilities	(246,043)	1,134,516

Net cash provided by (used in) operating activities	12,251,244	(4,906,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,582,173)	(17,544,253)
Other	327,489	4,140

Net cash provided by (used in) investing activities	(4,254,684)	(17,540,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,864,095)	(3,130,030)
Issuance of long-term debt	1,998,608	11,203,971
Net activity on line of credit	(12,748,104)	7,745,355
Proceeds from exercise of stock options and employee stock purchase plan	83,629	169,585

Net cash provided by (used in) financing activities	(13,529,962)	15,988,881

Increase (decrease) in cash and equivalents	(5,533,402)	(6,458,024)
Cash and equivalents at beginning of period	12,914,110	14,422,060

Cash and equivalents at end of period	$7,380,708	$7,964,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest was $1,149,000 and $501,000 in the six months ended March 31, 2006 and 2005.

Cash paid for income taxes was $9,000 and $-0- in the six months ended March 31, 2006 and 2005.

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

Total cash related restructuring charges excluding asset impairments of approximately $4.9 million are expected.  The $4.9 million is comprised of $2.5 million for one-time termination benefits and $2.4 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield facilities not being retained.  Restructuring charges of $739,000 were recorded in the second quarter of fiscal 2006 related to the Litchfield restructuring.  These charges were comprised of $576,000 for one time termination benefits and $163,000 for moving and closing costs.

Maple Plain restructuring:
During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  Additional asset impairment charges of $1.1 million related to the disposition of the Maple Plain assets was recorded in the first quarter of fiscal 2006.  During the three and six month periods ending March 31, 2006, additional restructuring charges of $652,000 and $1,384,000, respectively, were recorded under the restructuring plan.  The manufacturing operation has been transferred from the Maple

Plain facility to the Lamphun, Thailand facility with final clean-up activities at the Maple Plain facility expected to be completed by May 2006.  The Maple Plain facility has been listed for sale since June 2004.

Excluding asset impairment charges, restructuring charges related to the closing of the Maple Plain facility and discontinued support of the FSA attachment process are expected to be approximately $6.3 million of which $5.8 million has been recognized through March 31, 2006. The $6.3 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $4 million for other moving and closing costs associated with closing the Maple Plain location.  The remaining expected charges of $500,000 are expected to be incurred from April through June 2006.

As part of the fiscal 2004 restructuring, engineering support of future FSA attachment development was discontinued. The Company is continuing to maintain engineering support of FSA attachment programs which are in production. As the FSA programs reach their end of life, the Company will lower the level of engineering and production personnel supporting them.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,350,798 and 1,474,019 shares of common stock were outstanding during the three and six month periods ending March 31, 2006, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,234,023 and 1,162,089 shares of common stock were outstanding during the three and six month periods ending March 31, 2005, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – STOCK BASED COMPENSATION

Commencing on October 1, 2005, the Company adopted Statement of Financial Accounting Standard  No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.  The Company recorded $154,000 and $333,000 of related compensation expense for the three and six month periods ended March 31, 2006, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The compensation expense reduced both basic and diluted earnings by $0.01 for the three months ended March 31, 2006 and $0.02 for the six months ended March 31, 2006.  As of March 31, 2006, $1,717,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.6 years.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to the prior period.

(in thousands except for per share amounts)	Three month ended March 31, 2005	Six months ended March 31, 2005

Net income (loss) as reported	$(14,050)	$(15,058)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(178)	(336)

Net income (loss)- pro forma	$(14,228)	$(15,394)

Basic and diluted net income (loss) per common share - as reported	$(0.73)	$(0.79)

Basic and diluted net income (loss) per common share – pro forma	$(0.74)	$(0.80)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the six months ended March 31, 2006 and 2005 were $1.18 and $1.62, respectively. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Risk-free interest rate	4.33%	3.30%	4.26%	3.00%
Expected volatility	46%	50%	48%	50%
Expected life (in years)	3.0	3.3	3.0	3.2
Dividend yield	—	—	—	—

The Company has options outstanding under the 1987 Employee Stock Option Plan and the 1994 Stock Option Plan.  The Company’s stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise.  At March 31, 2006, the Company had 441,865 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At March 31, 2006, the Company had 117,300 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the six months ended March 31, 2006 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at October 1, 2005	2,097,158	6.99
Granted	494,850	3.06
Forfeited	(52,200)	6.07
Exercised	(9,640)	1.03

Outstanding at December 31, 2005	2,530,168	6.26
Granted	60,000	4.11
Forfeited	(166,000)	4.80
Exercised	(15,800)	1.86

Outstanding at March 31, 2006	2,408,368	6.34

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $2.71	398,670	5.4 years	$1.89	264,680	$1.88
3.06 - 4.84	1,023,450	8.4 years	3.74	182,830	4.19
5.04 - 9.80	565,448	6.9 years	8.38	355,223	7.96
10.20 - 11.54	247,900	1.9 years	11.07	247,000	11.07
12.59 - 15.00	112,900	4.6 years	13.05	109,900	13.05
26.21 - 28.82	60,000	1.5 years	28.76	60,000	28.76

	2,408,368		6.34	1,219,633	8.19

NOTE 5 – INVENTORIES
Inventories are comprised of the following (in thousands):

	March 31, 2006	September 30, 2005

Raw materials and purchased parts	$6,191	$8,374
Work-in-process and finished goods	8,904	9,370

	$15,095	$17,744

NOTE 6 – DERIVATIVE INSTRUMENTS – FOREIGN CURRENCY TRANSLATION

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At March 31, 2006, the Company had an open forward exchange contract to buy Thailand baht maturing April 19, 2006 with a notional amount of 250 million baht. The open contract to purchase baht for 250 million baht equates to approximately $6.4 million.  At March 31, 2006, the Company also had open forward exchange contracts to sell US dollars maturing on May 4, 2006; May 9, 2006; June 7, 2006; June 14, 2006; June 22, 2006, September 29, 2006 and September 29, 2006 with amounts of $1.9 million, $2.0 million, $4.8 million, $2.6 million, $5.2 million, $1.3 million and $1.3 million, respectively, for a total of $19.1 million.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

Gain or (loss) from forward exchange contracts	$1,615	$(309)	$1,557	$742

Other foreign currency gain or (loss)	(1,738)	328	(1,798)	(334)

Net gain or (loss) from foreign currency transactions	$(123)	$18	$(241)	$408

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

NOTE 9– RELATED PARTY TRANSACTIONS

Prior to March 7, 2006, the Company held 35% of the outstanding shares of Applied Kinetics Inc. (AKI).  On March 7, 2006, the Company entered into a Settlement Agreement with AKI pursuant to which, the parties dismissed with prejudice their lawsuits against one another in exchange for redemption by AKI of the 3,500 shares of AKI common stock owned by the Company and settlement of all royalty and rebate amounts under the License Agreement for prior and future periods.

AKI is a technology development company that focuses on manufacturing processes related to disk drive components.  AKI developed the manufacturing process technology utilized by the Company’s FSA products.  AKI granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products.  The Company had accounted for its investment in AKI on the equity method.  Included in other income are gains recorded related to the Company’s equity holding in AKI of $110,000 and $286,000 for the three and six month periods ended March 31, 2005.  The Company did not record any gains or losses on its AKI equity investment since the filing of its lawsuit against AKI and the AKI Inside Shareholders in July 2005 through the settlement of the lawsuit on March 7, 2006.  The Company recorded a $6,000 loss related to the sale of its equity holding in AKI as part of the March 7, 2006 settlement.

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

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On January 16, 2006, we announced a plan to retain a portion of our Litchfield operation as a product development center while transferring high volume manufacturing operations to Thailand and divesting the remaining portions of the Litchfield, Minnesota operation.  In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2005	2006	2005	2006

Net Sales	100%	100%	100%	100%
Cost of goods sold	97.1	85.4	94.2	86.6

Gross profit	2.9	14.6	5.8	13.4
Operating expenses:
Selling, general and administrative and royalty expense	7.9	9.3	8.7	8.7
Engineering	3.6	2.6	3.9	2.7
Restructuring	0.9	2.7	0.9	11.1

Total operating expenses	12.4	14.6	13.5	22.4

Income (loss) from operations	(9.5)	(0.0)	(7.6)	(9.0)

Interest and other expense, net	(0.1)	(1.0)	(0.4)	(1.1)

Income (loss) before provision (benefit) for income taxes	(9.6)	(1.0)	(7.2)	(10.1)
Provision (benefit) for income taxes	17.0	—	9.0	—

Net income (loss)	(26.6)%	(1.0)%	(16.2)%	(10.1)%

Comparison of Three Months Ended March 31, 2006 and 2005

Net Sales

          Our net sales were $51.5 million for the three months ended March 31, 2006, compared to $52.7 million for the three months ended March 31, 2005, a decrease of 2%. This decrease primarily reflects lower flex suspension assembly (FSA) revenue partially offset by an increase in actuator flex circuit (AFC) revenue.  FSA revenue was $31 million reflecting the beginning of our FSA customer’s transition to their next generation of desktop disk drive products which will use an alternative technology. The new enterprise FSA applications continued to experience strong demand. AFC revenue increased to $8.8 million, driven by next generation disk drives programs entering their initial ramp to volume production.  We expect our FPD revenue may experience some seasonal reductions during the fiscal 2006 June quarter.  Also, while we expect FSA revenue to continue to decrease as the disk drive industry transitions to its next generation of products in the fiscal 2006 third and fourth quarters, our AFC revenue should increase reflecting our significantly higher level of next generation, AFC program qualifications.

          FSA sales to the disk drive industry generated 60% of our net sales for the three months ended March 31, 2006, compared to 67% for the three months ended March 31, 2005.  Sales of AFC’s to the disk drive industry were 17%, compared to 10%, FPD application net sales were 16% compared to 16%, sales from stacked memory applications were 3% compared to 3%, network system application sales were 2% compared to 3% and sales from other industry applications were 2% for the three months ended March 31, 2006 and 2005, respectively.

Gross Profit

          Our gross profit was $7.5 million for the three months ended March 31, 2006, compared to $1.5 million for the three months ended March 31, 2005, an increase of 399%. Our gross margin for the three months ended March 31, 2006 increased to 15%, from 3% for the three months ended March 31, 2005. The improvement in gross margin as compared to the prior year reflects cost reductions related to the transfer of operations from the Maple Plain facility to the new Thailand facility, operating efficiency gains and improved fixed cost absorption driven by increased revenue excluding pass-through material.

Selling, General and Administrative and Royalty Expense

          Selling, general and administrative expenses including royalty expenses for the three months ended March 31, 2006 were $4.8 million, compared to $4.2 million in the three months ended March 31, 2005, an increase of 14%. As a percentage of net sales, selling, general and administrative expenses were 9% for the three months ended March 31, 2006, up from 8% for the same period in the prior year. The dollar increase in selling, general and administrative expenses from the prior year primarily reflects accrued incentive compensation of $800,000 and the adoption of SFAS 123R requiring us to record $154,000 of compensation expense for stock options issued to employees.  The increase as a percent of net sales from the prior year primarily reflects increased accrued incentive compensation.  Selling, general and administrative expenses for the remainder of fiscal 2006 are expected to be slightly lower reflecting lower accrued incentive compensation.

Engineering

          Engineering expenses for the three months ended March 31, 2006 were $1.4 million, compared to $1.9 million for the three months ended March 31, 2005, a decrease of 26%. The decrease in fiscal 2006 engineering expenses was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our Maple Plain facility. As a percentage of net sales, engineering expenses were 3% of sales for the three months ended March 31, 2006 compared to 4% for the same period in the prior year.

Restructuring

Litchfield restructuring:
On January 16, 2006, we announced a plan to move all of our prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities over the next twelve months.  We will divest our low-volume etched metal product line also located at our Litchfield facilities.  We will retain one facility in Litchfield to serve as our product development center.  High volume flexible circuit products currently being manufactured in Litchfield will continue to be manufactured there until they reach the end of their product life cycle, which is expected to be within the next nine to twelve months.  The impairment and restructuring was triggered by our need to reduce its cost structure in order to offer competitive pricing to attract new revenue streams required to reach and maintain long-term profitable operations.

We expect an annual operating expense reduction of approximately $8 million related to the restructuring plan to be realized over the next twelve months.  Approximately $6.4 million of the projected savings are expected to have a positive impact on cash flow upon realization.  These cash related savings are comprised of $5.6 million related compensation reductions and $800,000 related to other spending.  The $1.6 million remaining savings are expected to be depreciation related and have no impact on cash flow.  Through March 31, 2006, operating cost savings of approximately $400,000 per quarter or $1.6 million on an annual basis have been realized primarily comprised of depreciation savings.

Total cash related restructuring charges excluding asset impairments of approximately $4.9 million are expected.  The $4.9 is comprised of $2.5 million for one-time termination benefits and $2.4 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield facilities not being retained.  Restructuring charges of $739,000 were recorded in the second quarter of fiscal 2006 related to the Litchfield restructuring.  These charges were comprised of $576,000 for one time termination benefits and $163,000 for moving and closing costs.

The restructuring plan calls for the elimination of 177 positions comprised of 84 direct labor positions, 79 indirect labor production support positions and 14 administrative positions.

Maple Plain restructuring:
During fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  Additional asset impairment charges of $1.1 million related to the disposition of the Maple Plain assets was recorded in the first quarter of fiscal 2006.  During the first three and six month periods of fiscal 2006, additional restructuring charges of $652,000 and $1,384,000, respectively, were recorded under the restructuring plan.  The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility with final clean-up activities at the Maple Plain facility expected to be completed by May 2006.  The Maple Plain facility has been listed for sale since June 2004.

Excluding asset impairment charges, restructuring charges related to the closing of the Maple Plain facility and discontinued support of the FSA attachment process are expected to be approximately $6.3 million of which $5.8 million has been recognized through March 31, 2006. The $6.3 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $4.0 million for other moving and closing costs associated with closing the Maple Plain location. The restructuring charges of $652,000 recorded in the second quarter of fiscal 2006 were primarily related to moving and closing costs. The remaining expected charges of $500,000 are expected to be incurred from April through June 2006.

As part of the 2004 restructuring, engineering support of future FSA attachment development was discontinued. We are continuing to maintain engineering support of FSA attachment programs which are in production. As the FSA programs reach their end of life, we will reduce the level of engineering and production personnel supporting them.

Through March 31, 2006, operating cost savings of approximately $1.5 million per quarter have been realized primarily comprised of compensation savings of $1.0 million per quarter, or $4.0 million on an annual basis, and depreciation, contract termination and other savings of $500,000 per quarter, or $2.0 million on an annual basis.  Additional savings of approximately $200,000 per quarter, or $800,000 per year, are expected upon the disposition of the Maple Plain building.

Net Interest and Other Expense

Net interest expense was $0.6 million for the three months ended March 31, 2006 and $0.3 million for the three months ended March 31, 2005. The increase is the result of higher average levels of debt outstanding during the second quarter of fiscal 2006 as compared to second quarter of fiscal 2005. Net other income was $0.1 million in the three months ended March 31, 2006 as compared to $0.3 million in the three months ended March 31, 2005. The change was a result of the losses on foreign currency transactions occurring in the second quarter of fiscal 2006 while we experienced foreign currency gains in the second quarter of fiscal 2005. Additionally, we recorded income of $110,000 on our 35% equity holding in Applied Kinetics, Inc during the three months ended March 31, 2005.  We recorded a $6,000 loss from the sale of that equity holding on March 6, 2006 as part of a settlement agreement.

Income Taxes

          No net income tax expense or benefit was recorded for the three months ended March 31, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. This compares to the $9 million tax expense recorded in the three months ended March 31, 2005 which reflected an increase in our deferred tax valuation allowance as a result of our re-evaluation of the carrying value of our deferred tax asset at that time in light of the lower than expected operating results for our fiscal 2005 second quarter. The deferred tax valuation allowance was increased during our fiscal 2006 second quarter as a result of our evaluation of the carrying value of our deferred tax asset in light of our recent US tax loss history.

Comparison of Six Months Ended March 31, 2006 and 2005

Net Sales

          Our net sales were $102.0 million for the six months ended March 31, 2006, compared to $92.8 million for the six months ended March 31, 2005, an increase of 10%. This increase primarily reflects higher AFC and FPD revenue.  The fiscal 2006 AFC revenue growth was driven by next generation disk drive programs entering their initial ramp to volume production.  Fiscal 2006 revenue benefited from two quarters of volume FPD production while fiscal 2005 only included one quarter of volume FPD production as our business began ramping during the March 2005 quarter.

          FSA sales to the disk drive industry generated 59% of our net sales for the six months ended March 31, 2006, compared to 66% for the six months ended March 31, 2005.  Sales of AFC’s to the disk drive industry were 16%, compared to 11%, FPD application net sales were 19% compared to 13%, sales from stacked memory applications were 3% compared to 5%, network system application sales were 2% compared to 3% and sales from other industry applications were 1% for the six months ended March 31, 2006 compared to 2% for the six months ended March 31, 2005, respectively.

Gross Profit

          Our gross profit was $13.7 million for the six months ended March 31, 2006, compared to $5.4 million for the six months ended March 31, 2005, an increase of 153%. Our gross margin for the six months ended March 31, 2006 increased to 13%, from 6% for the six months ended March 31, 2005. The higher gross margin reflects improved operating efficiency, higher net sales increasing fixed cost leverage and a lower cost structure resulting from the transfer of production operations from Maple Plain, Minnesota to Lamphun, Thailand, offsetting higher pass through component material costs. The fiscal 2005 gross margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the fiscal 2005 second quarter and higher pass-through material content for those new programs.

Selling, General and Administrative and Royalty Expense

        Selling, general and administrative expenses including royalty expenses for the six months ended March 31, 2006 were $8.8 million, compared to $8.0 million in the six months ended March 31, 2005, an increase of 10%.  As a percentage of net sales, selling, general and administrative expenses were 9% for both the six months ended March 31, 2006 and 2005. The dollar increase in selling, general and administrative expenses from the prior year primarily reflects accrued incentive compensation of $1,000,000 and the adoption of SFAS 123R requiring us to record $333,000 of compensation expense for stock options issued to employees.

Engineering

        Engineering expenses for the six months ended March 31, 2006 were $2.8 million, compared to $3.6 million for the six months ended March 31, 2005, a decrease of 23%. The decrease in fiscal 2006 engineering expenses was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our Maple Plain facility.  As a percentage of net sales, engineering expenses were 3% of sales for the six months ended March 31, 2006 and 4% of sales for the six months ended March 31, 2005.

Restructuring

Litchfield restructuring:
As discussed above, on January 16, 2006, we announced a plan to move all of our prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities over the next twelve months.

Asset impairment charges of $8.1 million were recorded in the first quarter of fiscal 2006 related to the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield facilities and assets that will not be retained for use in the product development center will be listed for sale or disposed.  Capital expenditures of less than $1 million are expected related to the plan.  These expenditures would primarily increase selected capacity and capabilities at the Lamphun, Thailand facilities.

Restructuring charges of $739,000 were recorded during the first six months of fiscal 2006 related to the Litchfield restructuring.  These charges were comprised of $576,000 for one time termination benefits and $163,000 for moving and closing costs.

Maple Plain restructuring:
During the first six months of fiscal 2006, additional restructuring charges of $1,384,000 were recorded under the restructuring plan related to closing the Maple Plain facility and the discontinuation of support of the FSA attachment process.  These charges were primarily related to moving and closing costs. Remaining expected charges of $500,000 are expected to be incurred from April through June 2006.

Net Interest and Other Expense

          Net interest expense was $1.0 million for the six months ended March 31, 2006 and $0.6 million for the six months ended March 31, 2005.  The increase is the result of higher average levels of debt outstanding during fiscal 2006.  Net other expense was $42,000 in the six months ended March 31, 2006 as compared to net other income of $0.9 million in the six months ended March 31, 2005. The change was a result of the losses on foreign currency transactions occurring in fiscal 2006 while we experienced foreign currency gains in fiscal 2005.  Additionally we also recorded income of $286,000 on our 35% equity holding in Applied Kinetics, Inc during the six months ended March 31, 2005. We sold that equity holding on March 6, 2006 as part of a settlement agreement for a $6,000 loss.

Income Taxes

          No net income tax expense or benefit was recorded for the six months ended March 31, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during that period. This compares to the $8.4 million tax expense recorded in the six months ended March 31, 2005 which reflected an increase in our deferred tax valuation allowance as a result of our re-evaluation of the carrying value of our deferred tax asset at that time in light of the lower than expected operating results for fiscal 2005.  The deferred tax valuation allowance was increased during our fiscal 2006 first six months as a result of our evaluation of the carrying value of our deferred tax asset in light of our recent US tax loss history.

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

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $7.4 million at March 31, 2006 and $12.9 million at September 30, 2005.

          For the six months ended March 31, 2006, net cash provided by operating activities of $12.3 million resulted from the non-cash charges and decreases in accounts receivable and inventory more than offsetting the net loss for the period and the decrease in accounts payable.  Accounts receivable decreased related to improved payment terms from a significant customer.

          Net cash used in investing activities was $4.3 million in the first six months of fiscal 2006, compared to $17.5 million in the first six months of fiscal 2005.  In fiscal 2006, net cash used in investing activities was attributed to spending related to the expansion of our Thailand facility and increases in our Thailand panel processing capability. Fiscal 2005 net cash used in investing activities was attributed to the $3.5 million purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications.

          Net cash used in financing activities was $13.5 million in the first six months of fiscal 2006, compared to net cash provided by financing activities of $16.0 million in the first six months of fiscal 2005. Fiscal 2006 net cash used in financing activities was primarily related to the $12.8 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations.  During the first half of fiscal 2005, net cash provided by financing activities was the result of the $7.7 million borrowed under our short-term Thailand packing credit facilities and the $11.2 million increase in amounts owed under our long term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.

          In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand which expanded our existing credit facility with these banks. The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht. The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of March 31, 2006, we had approximately $26.0 million outstanding under our long-term Thailand credit facilities and a $1.1 million outstanding balance under our short-term Thailand credit facilities. Total unused availability under our Thailand credit facilities as of March 31, 2006 was approximately $29.8 million related to the packing credit and working capital facilities. As of March 31, 2006, we were in compliance with covenants under our Thailand credit facilities.

          In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. As of March 31, 2006, $7.0 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield and Maple Plain facilities.

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

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at March 31, 2006 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations (1)	$8,332	$18,072	$8,376	—	$34,781
Operating Leases	896	—	—	—	896

Total	$9,228	$18,072	$8,376	—	$35,677

(1)	Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements

          There are no recent significant accounting pronouncements that we believe will have a significant effect on the Company’s financial statements in the future.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the risk related to the transfer of manufacturing operations from our Litchfield facilities to our Thailand facilities, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers’ market share, changes in manufacturing efficiencies and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under the heading “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended September 30, 2005. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At March 31, 2006, the Company had an open forward exchange contract to buy Thailand baht maturing April 19, 2006 with a notional amount of 250 million baht. The open contract to purchase baht for 250 million baht equates to approximately $6.4 million.  At March 31, 2006, the Company also had open forward exchange contracts to sell US dollars maturing on May 4, 2006; May 9, 2006; June 7, 2006; June 14, 2006; June 22, 2006, September 29, 2006 and September 29, 2006 with amounts of $1.9 million, $2.0 million, $4.8 million, $2.6 million, $5.2 million, $1.3 million and $1.3 million, respectively, for a total of $19.1 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, William P. Murnane, and Principal Financial Officer, Douglas W. Keller, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Responses to Items 1A through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 1.	LEGAL PROCEEDINGS

          We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

          We owned 35% of the outstanding common stock of Applied Kinetics, Inc. (“AKI”).  On June 26, 2005, we sued the five other shareholders of AKI (the “Inside Shareholders”) in the Minnesota State District Court, First Judicial District.  The complaint had been amended to include AKI as a defendant.  We alleged that the Inside Shareholders breached their fiduciary duties to us and engaged in illegal conduct or action unfairly prejudicial toward us in connection with AKI’s distribution of its earnings to the Inside Shareholders as bonuses.  We were seeking damages, an accounting and injunctive relief which would require AKI and the Inside Shareholders to pay us our equitable share of funds paid to the Inside Shareholders, return to AKI sums paid as bonuses, and seek to prevent further payments of this nature and liquidate AKI and/or require purchase of our equity interest in AKI.

          On July 19, 2005, AKI sued Innovex, Inc., Innovex Precision Components, Inc., William Murnane and Thomas Paulson in the Minnesota State District Court, Fourth Judicial District.  Innovex Precision Components, Inc. (“IPC”) is a wholly-owned subsidiary of Innovex, Inc.  Messrs. Murnane and Paulson were members of the Board of Directors of AKI.  AKI is a supplier of flexible circuit suspension assembly processes and equipment to us.  The suit by AKI sought damages for alleged breach by IPC of a License and Development Agreement between IPC and AKI relating to an alleged failure to pay royalties and relating to an alleged failure to enforce IPC’s supply agreement with Magnecomp International Limited for which AKI claimed lost revenues; alleged breach of a purchase agreement between AKI and Innovex relating to a machine that performs soldering and alleged breach by Innovex and Messrs Murnane and Paulson of their fiduciary duties as a shareholder and members of the AKI Board of Directors, respectively.

          On March 7, 2006, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with AKI, IPC, the Inside Shareholders and Thomas Paulson and William Murnane.  IPC is a party to that certain License and Development Agreement dated October 12, 1999, as amended (the “License Agreement”) with AKI, pursuant to which, among other things, AKI licensed to IPC certain rights in AKI inventions and technology, IPC agreed to pay certain royalties to AKI and AKI agreed to pay certain rebates to IPC.

          Pursuant to the Settlement Agreement, the parties dismissed with prejudice their suits against one another in exchange for redemption by AKI of the 3,500 shares of AKI common stock owned by the Company, the resignation of Messrs. Paulson and Murnane from the Board of Directors of AKI and settlement of all royalty and rebate amounts under the License Agreement for prior and future periods. The obligations of AKI under the Settlement Agreement are secured by a pledge of 3,500 shares of AKI common stock in favor of IPC.

          Additionally, in connection with the Settlement Agreement, the parties amended the License Agreement by that certain Third Amendment to License and Development Agreement dated March 7, 2006 by, between and among IPC, the Company and AKI. In the amendment, IPC and the Company agreed that all restrictions on AKI with respect to automated flex attachment machines “AFAMs”, AFAM Technology, AFAM Improvements, FSA Product Improvements and MicroActuation Technology, as defined in the License Agreement, were terminated and that all rights of the Company and IPC under the License Agreement are non-exclusive.  As a result of the amendment, AKI is not restricted by the License Agreement, or by any other agreement to which AKI, Innovex and/or IPC are a party, from licensing and otherwise making available to third parties AFAMs, AFAM Technology, AFAM Improvements, FSA Product Improvements and MicroActuation Technology.  AKI does retain all royalties, revenue and other proceeds relating to such arrangements.

          In July 2000, the Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately 90 other defendants. The suit alleged that all of the defendants are violating certain patents owned by Lemelson related to machine vision technologies. Lemelson alleges that certain of the equipment used in our business utilizes this type of technology. We answered the complaint denying that we infringed any of these patents. On February 1, 2006, the Court dismissed Lemelson’s suit against us in its entirety.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)

The Annual Meeting of the shareholders of Innovex, Inc. was held on January 17, 2006.  There were 19,229,523 shares of common stock entitled to vote at the meeting and a total of 16,277,807 shares were represented at the meeting.

b)	Five directors were elected at the meeting to serve until the next Annual Meeting of shareholders or until their respective successors are elected and qualified. Shares were voted as follows:

	For	Withheld

Philip D. Ankeny	15,672,089	605,718
Robert C. Buhrmaster	15,644,024	633,783
Thomas W. Haley	15,515,696	762,111
William P. Murnane	15,666,376	611,431
Raj K. Nooyi	15,670,339	607,468
Townsend H. Porter	15,670,339	607,468

c)	Other matters voted on at the meeting:

          Proposal #2.  A proposal was made to approve the selection of the Company’s independent auditors for the current fiscal year.  Shares were voted as follows:

For	Against	Abstain

16,169,348	82,896	25,562

Accordingly, each nominee was elected as a director and the appointment of Grant Thornton LLP was approved.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certificate pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC.

Date: May 9, 2006

	By	/s/ William P. Murnane

William P. Murnane
President and Chief Executive Officer

	By	/s/ Douglas W. Keller

Douglas W. Keller
Principal Financial Officer