Form 10-Q
period 2006-06-30
INNOVEX INC
filed 2006-08-04
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006

or

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

(763) 479-5300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐ Yes	☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check One):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

          As of July 26, 2006, 19,366,125 shares of the Company’s common stock, $.04 par value per share, were outstanding.

PART 1
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	September 30, 2005

ASSETS
Current assets:
Cash and equivalents	$12,444,531	$12,914,110
Accounts receivable, net	18,680,275	32,585,507
Inventories	12,637,629	17,743,839
Other current assets	2,286,686	1,313,627

Total current assets	46,049,121	64,557,083
Property, plant and equipment, net of accumulated depreciation of $51,907,000 and $61,271,000	55,063,569	66,506,830
Goodwill	3,000,971	3,000,971
Other assets	1,222,338	3,761,145

	$105,335,999	$137,826,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,030,802	$6,021,603
Line of credit	1,152,901	13,881,178
Accounts payable	17,878,072	22,979,155
Accrued compensation	3,085,518	2,782,528
Other accrued liabilities	2,064,888	2,967,491

Total current liabilities	32,212,181	48,631,955
Long-term debt, less current maturities	22,082,035	27,817,542
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,366,125 and 19,221,353 shares issued and outstanding	774,645	768,854
Capital in excess of par value	60,945,835	60,048,522
Retained earnings (Accumulated deficit)	(10,678,697)	559,156
Total stockholders’ equity	51,041,783	61,376,532

	$105,335,999	$137,826,029

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2006	2005

Net sales	$38,890,811	$60,019,524
Costs and expenses:
Cost of sales	35,926,890	54,591,922
Selling, general and administrative	3,573,197	3,695,565
Royalty expense to equity investee	331,150	574,394
Engineering	1,274,764	1,858,073
Restructuring charges	597,152	1,161,402
Net (gain) loss on sale of assets	(2,672,691)	749,507
Net interest (income) expense	532,550	459,052
Net other (income) expense	261,604	(494,441)

Income (loss) before taxes	(933,805)	(2,575,950)
Income taxes	—	—

Net income (loss)	$(933,805)	$(2,575,950)

Net income (loss) per share:
Basic	$(0.05)	$(0.13)

Diluted	$(0.05)	$(0.13)

Weighted average shares outstanding:
Basic	19,367,073	19,177,323

Diluted	19,367,073	19,177,323

	Nine Months Ended June 30,

	2006	2005

Net sales	$140,938,042	$152,785,459
Costs and expenses:
Cost of sales	124,294,069	141,950,805
Selling, general and administrative	11,560,978	10,846,237
Royalty expense to equity investee	1,186,988	1,466,517
Engineering	4,035,012	5,441,778
Net asset impairment	9,134,234	—
Restructuring charges	2,769,434	1,970,100
Net (gain) loss on sale of assets	(2,868,981)	745,367
Net interest (income) expense	1,564,726	1,015,854
Net other (income) expense	499,435	(1,374,843)

Income (loss) before taxes	(11,237,853)	(9,276,356)
Income taxes	—	8,357,192

Net income (loss)	$(11,237,853)	$(17,633,548)

Net income (loss) per share:
Basic	$(0.58)	$(0.92)

Diluted	$(0.58)	$(0.92)

Weighted average shares outstanding:
Basic	19,277,432	19,151,513

Diluted	19,277,432	19,151,513

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,237,853)	$(17,633,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,968,270	9,127,911
Restructuring and asset impairment charges	9,131,804	1,970,100
Deferred taxes	—	8,394,433
Other non-cash items	(2,798,841)	(810,529)
Changes in operating assets and liabilities:
Accounts receivable	13,905,232	(12,815,993)
Inventories	4,650,950	(8,407,494)
Other current assets	1,563,559	662,079
Accounts payable	(5,101,083)	12,609,669
Accrued compensation and other accrued liabilities	(599,613)	786,664

Net cash provided by (used in) operating activities	17,482,425	(6,116,708)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,247,792)	(23,570,234)
Proceeds from sale of assets	5,344,204	20,414

Net cash provided by (used in) investing activities	(1,903,588)	(23,549,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(6,165,073)	(4,620,165)
Issuance of long-term debt	2,438,764	20,251,252
Net activity on line of credit	(12,728,277)	8,939,075
Proceeds from exercise of stock options and employee stock purchase plan	406,170	209,149

Net cash provided by (used in) financing activities	(16,048,416)	24,779,311

Increase (decrease) in cash and equivalents	(469,579)	(4,887,217)
Cash and equivalents at beginning of period	12,914,110	14,422,060

Cash and equivalents at end of period	$12,444,531	$9,534,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,716,000	$1,097,000
Income taxes	$—	$—

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

NOTE 2 – RESTRUCTURING CHARGES

Litchfield restructuring:

On January 16, 2006, the Company announced a plan to move prototyping and high volume manufacturing from its Litchfield, Minnesota facilities to its Lamphun, Thailand facilities over the next twelve months.  The Company completed the first phase of this plan on June 27, 2006 by divesting its low-volume etched metal product line located at its Litchfield facilities and completing the transfer of its prototyping operation to Thailand.  The Company will retain one facility in Litchfield to serve as its product development center.  High volume flexible circuit products currently being manufactured in Litchfield will continue to be manufactured there until they reach the end of their product life cycle which is expected to be within the next nine to twelve months.  The impairment and restructuring was triggered by the Company’s need to reduce its cost structure in order to offer competitive pricing to attract new revenue streams required to reach and maintain long-term profitable operations.

The Company expects an annual operating expense reduction of approximately $8 million related to the restructuring plan to be realized from January 2006 through March 2007.  Approximately $6.4 million of the projected savings are expected to have a positive impact on cash flows upon realization.  These cash related savings are comprised of $5.6 million related to compensation reductions and $800,000 related to other spending.  The $1.6 million remaining savings are expected to be depreciation related and have no impact on cash flows.

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

Total cash related restructuring charges excluding asset impairments of approximately $3.5 million are expected.  The $3.5 million is comprised of $1.5 million for one-time termination benefits and $2.0 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield facilities not being retained.  Restructuring charges of $437,000 and $1.2 million related to the Litchfield restructuring were recorded in the third quarter and first nine months of fiscal 2006, respectively.  These charges were comprised of $58,000 and $634,000, respectively for one time termination benefits and $379,000 and $542,000, respectively for moving and closing costs.

Maple Plain restructuring:

During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  During the three and nine month periods ending June 30, 2006, additional restructuring and asset impairment charges of $160,000 and $2,603,000, respectively, were recorded under the restructuring plan.  The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility with final clean-up activities at the Maple Plain facility expected to be completed by September 2006.  The Maple Plain facility has been listed for sale since June 2004.

Excluding asset impairment charges, restructuring charges related to the closing of the Maple Plain facility and discontinued support of the FSA attachment process are expected to be approximately $6.2 million of which $6.0 million has been recognized through June 30, 2006. The $6.2 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.9 million for other moving and closing costs associated with closing the Maple Plain location.  The remaining estimated charges of $200,000 are expected to be incurred by September 2006.

As part of the fiscal 2004 restructuring, engineering support of future FSA attachment development was discontinued. The Company is continuing to maintain engineering support of FSA attachment programs which are in production. As the FSA programs reach their end of life, the Company will lower the level of engineering and production personnel supporting them.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 934,627 and 1,294,222 shares of common stock were outstanding during the three and nine month periods ending June 30, 2006, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,673,348 and 1,332,509 shares of common stock were outstanding during the three and nine month periods ending June 30, 2005, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – STOCK BASED COMPENSATION

Commencing on October 1, 2005, the Company adopted Statement of Financial Accounting Standard  No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.  The Company recorded $168,000 and $501,000 of related compensation expense for the three and nine month periods ended June 30, 2006, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The compensation expense increased both basic and diluted net loss by $0.01 for the three months ended June 30, 2006 and $0.03 for the nine months ended June 30, 2006.  As of June 30, 2006, $1,530,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.5 years.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to the prior periods.

(in thousands except for per share amounts)	Three months ended June 30, 2005	Nine months ended June 30, 2005

Net income (loss) as reported	$(2,576)	$(17,634)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(173)	(509)

Net income (loss)- pro forma	$(2,749)	$(18,143)

Basic and diluted net income (loss) per common share - as reported	$(0.13)	$(0.92)

Basic and diluted net income (loss) per common share – pro forma	$(0.14)	$(0.95)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the nine months ended June 30, 2006 and 2005 were $1.18 and $1.62, respectively. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Risk-free interest rate	—	3.30%	4.26%	3.00%
Expected volatility	—	45%	48%	48%
Expected life (in years)	—	3.0	3.0	3.1
Dividend yield	—	—	—	—

The Company has options outstanding under the 1987 Employee Stock Option Plan and the 1994 Stock Option Plan.  The Company’s stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise.  At June 30, 2006, the Company had 508,213 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three to five years. At June 30, 2006, the Company had 107,300 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the nine months ended June 30, 2006 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at October 1, 2005	2,097,158	$6.99
Granted	494,850	3.06
Forfeited	(52,200)	6.07
Exercised	(9,640)	1.03

Outstanding at December 31, 2005	2,530,168	6.26
Granted	60,000	4.11
Forfeited	(166,000)	4.80
Exercised	(15,800)	1.86

Outstanding at March 31, 2006	2,408,368	6.34
Granted	10,000	—
Forfeited	(66,348)	6.33
Exercised	(110,375)	2.92

Outstanding at June 30, 2006	2,241,645	6.48

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $2.71	345,310	6.0 years	$1.84	205,525	$1.89
3.06 - 4.84	946,600	8.6 years	3.72	139,010	4.21
5.04 - 9.80	530,385	6.8 years	8.37	334,735	7.88
10.20 - 11.54	247,650	1.6 years	11.07	247,050	11.07
12.59 - 15.00	111,700	4.4 years	13.05	108,700	13.05
26.21 - 28.82	60,000	1.2 years	28.76	60,000	28.76

	2,241,645		6.48	1,095,020	8.67

NOTE 5 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2006	September 30, 2005

Raw materials and purchased parts	$5,169	$8,374
Work-in-process and finished goods	7,469	9,370

	$12,638	$17,744

NOTE 6 – DERIVATIVE INSTRUMENTS – FOREIGN CURRENCY TRANSLATION

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At June 30, 2006, the Company had open forward exchange contracts to sell US dollars maturing on September 29, 2006; September 29, 2006;  November 3, 2006; November 8, 2006; November 15, 2006; December 15, 2006; December 20, 2006 and January 5, 2007 with amounts of $1.3 million, $1.3 million, $5.1 million, $8.3 million, $3.4 million, $1.8 million, $6.0 million and $0.7 million, respectively, for a total of $27.9 million.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

Gain or (loss) from forward exchange contracts	$33	$(1,446)	$1,590	$(704)

Other foreign currency gain or (loss)	(297)	1,413	(2,095)	1,079

Net gain or (loss) from foreign currency transactions	$(264)	$(33)	$(505)	$375

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

NOTE 8 – INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established when the realization of a deferred tax asset becomes less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company’s deferred tax asset valuation allowance fully offsets its deferred tax assets.  With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.

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

AKI is a technology development company that focuses on manufacturing processes related to disk drive components.  AKI developed the manufacturing process technology utilized by the Company’s FSA products.  AKI granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products.  The Company had accounted for its investment in AKI on the equity method.  Included in other income are gains recorded related to the Company’s equity holding in AKI of $520,000 and $806,000 for the three and nine month periods ended June 30, 2005.  The Company did not record any gains or losses on its AKI equity investment from the filing of its lawsuit against AKI and the AKI Inside Shareholders in July 2005 through the settlement of the lawsuit on March 7, 2006.  The Company recorded a $6,000 loss related to the sale of its equity holding in AKI as part of the March 7, 2006 settlement.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2005	2006	2005	2006

Net Sales	100%	100%	100%	100%
Cost of goods sold	91.0	92.4	92.9	88.2

Gross profit	9.0	7.6	7.1	11.8
Operating expenses:
Selling, general and administrative and royalty expense	7.1	10.0	8.0	9.0
Engineering	3.1	3.3	3.6	2.9
Restructuring	1.9	1.5	1.3	8.4
Net (gain) loss on sale of assets	1.2	(6.9)	.5	(2.0)

Total operating expenses	13.3	7.9	13.4	18.3

Income (loss) from operations	(4.3)	(0.3)	(6.3)	(6.5)

Interest and other expense, net	(0.0)	(2.1)	.2	(1.5)

Income (loss) before provision (benefit) for income taxes	(4.3)	(2.4)	(6.1)	(8.0)
Provision (benefit) for income taxes	—	—	5.4	—

Net income (loss)	(4.3)%	(2.4)%	(11.5)%	(8.0)%

Comparison of Three Months Ended June 30, 2006 and 2005

Net Sales

          Net sales were $38.9 million for the three months ended June 30, 2006, compared to $60.0 million for the three months ended June 30, 2005, a decrease of 35%. This decrease primarily reflects lower flat panel display (FPD) and flex suspension assembly (FSA) revenue, partially offset by an increase in actuator flex circuit (AFC) revenue.  AFC revenue increased to $10.4 million, driven by next generation disk drive programs ramping to volume production.  The decline in FSA revenue to $23 million reflects our FSA customer’s transition to their next generation of desktop disk drive products which uses an alternative technology. The enterprise FSA application revenue was down in the fiscal 2006 third quarter as compared to the same quarter in fiscal 2005 but was unchanged from the fiscal 2006 second quarter.  FPD revenue was down related to our largest FPD customer experiencing lower demand from their customers, a merger related inventory rationalization and new program transitions.  We expect our FPD revenue to increase over the next two quarters as our customer resolves these issues.  Also, while we expect FSA revenue to decrease slightly in the fiscal 2006 fourth quarter as the disk drive industry completes the transition to its next generation of desktop products, our AFC revenue should increase reflecting our significantly higher level of next generation, AFC program qualifications.

          FSA sales to the disk drive industry generated 60% of our net sales for the three months ended June 30, 2006, compared to 65% for the three months ended June 30, 2005.  Sales of AFC’s to the disk drive industry were 27%, compared to 10%, FPD application net sales were 5% compared to 19%, sales from stacked memory applications were 5% compared to 2%, network system application sales were 2% compared to 2% and sales from other industry applications were 1% compared to 2% for the three months ended June 30, 2006 and 2005, respectively.

Gross Profit

          Gross profit was $3.0 million for the three months ended June 30, 2006, compared to $5.4 million for the three months ended June 30, 2005, a decrease of 44%. Our gross margin for the three months ended June 30, 2006 decreased to 7.6%, from 9.0% for the three months ended June 30, 2005. The change in gross margin as compared to the prior year reflects lower fixed cost absorption caused by lower revenue from the FSA and FPD products more than offsetting cost reductions related to the transfer of operations from the Maple Plain facility to the new Thailand facility and operating efficiency gains.

Selling, General and Administrative and Royalty Expense

          Selling, general and administrative expenses including royalty expenses for the three months ended June 30, 2006 were $3.9 million, compared to $4.3 million in the three months ended June 30, 2005, a decrease of 9%. As a percentage of net sales, selling, general and administrative expenses were 10.0% for the three months ended June 30, 2006, up from 7.1% for the same period in the prior year. The decrease in royalty expense from the prior year is related to lower FSA revenue which is royalty bearing.  The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll and travel expenses more than offsetting the $168,000 of compensation expense recorded for stock options issued to employees required by the adoption of SFAS 123R in fiscal 2006.  The increase as a percentage of net sales from the prior year primarily reflects the decrease in revenue.  Selling, general and administrative expenses for the remainder of fiscal 2006 are expected to be slightly lower reflecting the sale of the business, facility and assets of our etched metal component business on June 28, 2006 and the transfer of our prototyping business to Thailand.

Engineering

          Engineering expenses for the three months ended June 30, 2006 were $1.3 million, compared to $1.9 million for the three months ended June 30, 2005, a decrease of 32%. The decrease in fiscal 2006 engineering expenses was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our Maple Plain facility. As a percentage of net sales, engineering expenses were 3.3% of sales for the three months ended June 30, 2006 compared to 3.1% for the same period in the prior year.

Restructuring

Litchfield restructuring:

          On January 16, 2006, we announced a plan to move all of our prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities over the next twelve months.  We completed the first phase of this plan on June 27, 2006 by divesting our low-volume etched metal product line located at our Litchfield facilities and completing the transfer of our prototyping operation to Thailand.  We will retain one facility in Litchfield to serve as our product development center.  High volume flexible circuit products currently being manufactured in Litchfield will continue to be manufactured there until they reach the end of their product life cycle, which is expected to be within the next nine to twelve months.  The impairment and restructuring was triggered by our need to reduce our cost structure in order to offer competitive pricing to attract new revenue streams required to reach and maintain long-term profitable operations.

          We expect an annual operating expense reduction of approximately $8 million related to the restructuring plan to be realized from January 2006 through March 2007.  Approximately $6.4 million of the projected savings are expected to have a positive impact on cash flow upon realization.  These cash related savings are comprised of $5.6 million related to compensation reductions and $800,000 related to other spending.  The $1.6 million remaining savings are expected to be depreciation related and have no impact on cash flows.  Through June 30, 2006, operating cost savings of approximately $1 million per quarter or $4 million on an annual basis have been realized with approximately $400,000 quarterly comprised of depreciation savings and the remainder cash related savings.  An additional $500,000 in savings is expected to be realized in the fiscal 2006 fourth quarter.

          Total cash related restructuring charges excluding asset impairments of approximately $3.5 million are expected.  The $3.5 is comprised of $1.5 million for one-time termination benefits and $2.0 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield facilities not being retained.  Restructuring charges of $437,000 were recorded in the third quarter of fiscal 2006 related to the Litchfield restructuring.  These charges were comprised of $58,000 for one time termination benefits and $379,000 for moving and closing costs.

          The restructuring plan calls for the elimination of 177 positions comprised of 86 direct labor positions, 78 indirect labor production support positions and 13 administrative positions.  As of June 30, 2006, 110 of these positions had been eliminated.

Maple Plain restructuring:

          During fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  Additional asset impairment charges of $1.1 million related to the disposition of the Maple Plain assets was recorded in the first quarter of fiscal 2006.  During the quarter ending June 30, 2006, additional restructuring and asset impairment charges of $160,000 were recorded under the restructuring plan.  The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility.  The Maple Plain facility has been listed for sale since June 2004.

          Excluding asset impairment charges, restructuring charges related to the closing of the Maple Plain facility and discontinued support of the FSA attachment process are expected to be approximately $6.2 million of which $6.0 million has been recognized through June 30, 2006. The $6.2 million is expected to be comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.9 million for other moving and closing costs associated with closing the Maple Plain location. The restructuring and asset impairment charges of $160,000 recorded in the third quarter of fiscal 2006 were primarily related to moving and closing costs. The remaining expected charges of $200,000 are expected to be incurred by September 30, 2006.

          As part of the 2004 restructuring, engineering support of future FSA attachment development was discontinued. We are continuing to maintain engineering support of FSA attachment programs which are in production. As the FSA programs reach their end of life, we will reduce the level of engineering and production personnel supporting them.

          Through June 30, 2006, operating cost savings of approximately $1.5 million per quarter have been realized primarily comprised of compensation savings of $1.0 million per quarter, or $4.0 million on an annual basis, and depreciation, contract termination and other savings of $500,000 per quarter, or $2.0 million on an annual basis.

Net (Gain) Loss on the Sale of Assets

          Net gain or loss on sale of assets for the three months ended June 30, 2006 was a gain of $2.7 million compared to a loss of $750,000 for the three months ended June 30, 2005.  The gain in fiscal 2006 third quarter relates to the sale of the business, facility and assets of our Litchfield, Minnesota based etched metal component business.  The loss in the fiscal 2005 third quarter relates to the accrued loss on building sale from the July 8, 2005 sale of a building in Eastlake, Ohio which we purchased from Gould Electronics.

Net Interest and Other Expense

          Net interest expense was $0.5 million for the three months ended June 30, 2006 and June 30, 2005. Net other expense was $0.3 million in the three months ended June 30, 2006 as compared to net other income of $0.5 million in the three months ended June 30, 2005. The change was a result of higher losses on foreign currency transactions occurring in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. Additionally, we recorded income of $520,000 on our 35% equity holding in Applied Kinetics, Inc during the three months ended June 30, 2005.  We recorded no income or loss related to Applied Kinetics, Inc. during the three months ending June 30, 2006 as we sold our equity holding on March 6, 2006 as part of a settlement agreement.

Income Taxes

          No net income tax expense or benefit was recorded for the three months ended June 30, 2006 and June 30, 2005 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Comparison of Nine Months Ended June 30, 2006 and 2005

Net Sales

          Net sales were $140.9 million for the nine months ended June 30, 2006, compared to $152.8 million for the nine months ended June 30, 2005, a decrease of 7.8%. This decrease primarily reflects lower FSA revenue, partially offset by increased AFC revenue.  The fiscal 2006 AFC revenue growth and the reduction in FSA revenue was driven by the disk drive industry transitioning to the next generation disk drive programs.

          FSA sales to the disk drive industry generated 59% of our net sales for the nine months ended June 30, 2006, compared to 65% for the nine months ended June 30, 2005.  Sales of AFC’s to the disk drive industry were 19%, compared to 11%, FPD application net sales were 16% compared to 15%, sales from stacked memory applications were 3% compared to 4%, network system application sales were 2% compared to 3% and sales from other industry applications were 1% for the nine months ended June 30, 2006 compared to 2% for the nine months ended June 30, 2005, respectively.

Gross Profit

          Our gross profit was $16.6 million for the nine months ended June 30, 2006, compared to $10.8 million for the nine months ended June 30, 2005, an increase of 54%. Our gross margin for the nine months ended June 30, 2006 increased to 11.8%, from 7.1% for the nine months ended June 30, 2005. The higher gross margin reflects improved operating efficiency, a lower cost structure related to the transfer of production operations from Minnesota to Lamphun, Thailand and lower pass-through component material costs as a percent of revenue. The fiscal 2005 gross margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the fiscal 2005 second quarter and higher pass-through material content for those new programs.

Selling, General and Administrative and Royalty Expense

        Selling, general and administrative expenses including royalty expenses for the nine months ended June 30, 2006 were $12.7 million, compared to $12.3 million in the nine months ended June 30, 2005, an increase of 3%.  As a percentage of net sales, selling, general and administrative expenses were 9.0% for the nine months ended June 30, 2006, compared to 8.0% for the nine months ended June 30, 2005. The dollar increase in selling, general and administrative expenses from the prior year primarily reflects accrued incentive compensation of $1,000,000 and the adoption of SFAS 123R requiring us to record $500,000 of compensation expense for stock options issued to employees.  This increase was offset by a $300,000 reduction in royalty expense over the same period related to lower FSA revenue.

Engineering

        Engineering expenses for the nine months ended June 30, 2006 were $4.0 million, compared to $5.4 million for the nine months ended June 30, 2005, a decrease of 26%. The decrease in engineering expenses in the first nine months of fiscal 2006 was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our Maple Plain facility.  As a percentage of net sales, engineering expenses were 2.9% of sales for the nine months ended June 30, 2006 and 3.6% of sales for the nine months ended June 30, 2005.

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

          Restructuring charges of $1.2 million were recorded during the first nine months of fiscal 2006 related to the Litchfield restructuring.  These charges were comprised of $630,000 for one time termination benefits and $540,000 for moving and closing costs.

Maple Plain restructuring:

          During the first nine months of fiscal 2006, additional restructuring charges of $1.6 million were recorded under the restructuring plan related to closing the Maple Plain facility and the discontinuation of support of the FSA attachment process.  These charges were primarily related to moving and closing costs.

Net (Gain) Loss on the Sale of Assets

          Net gain or loss on sale of assets for the nine months ended June 30, 2006 was a gain of $2.9 million compared to a loss of $750,000 for the nine months ended June 30, 2005.  The gain in fiscal 2006 relates to the sale of the business, facility and assets of our etched metal component business.  The loss in fiscal 2005 relates to the accrued loss on building sale from the July 8, 2005 sale of a building in Eastlake, Ohio which we purchased from Gould Electronics.

Net Interest and Other Expense

          Net interest expense was $1.6 million for the nine months ended June 30, 2006 and $1.0 million for the nine months ended June 30, 2005.  The increase is the result of higher interest rates and higher average levels of debt outstanding during fiscal 2006.  Net other expense was $500,000 in the nine months ended June 30, 2006 as compared to net other income of $1.4 million in the nine months ended June 30, 2005. The change was a result of the losses on foreign currency transactions occurring in fiscal 2006 while we experienced foreign currency gains in fiscal 2005.  Additionally we also recorded income of $800,000 on our 35% equity holding in Applied Kinetics, Inc during the nine months ended June 30, 2005. We sold that equity holding on March 6, 2006 as part of a settlement agreement for a $6,000 loss.

Income Taxes

          No net income tax expense or benefit was recorded for the nine months ended June 30, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during that period. This compares to the $8.4 million tax expense recorded in the nine months ended June 30, 2005 which reflected an increase in our deferred tax valuation allowance as a result of our re-evaluation of the carrying value of our deferred tax asset at that time in light of the lower than expected operating results for fiscal 2005.  The deferred tax valuation allowance was increased during our fiscal 2006 first nine months as a result of our evaluation of the carrying value of our deferred tax asset in light of our recent US tax loss history.

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

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $12.4 million at June 30, 2006 and $12.9 million at September 30, 2005.

          For the nine months ended June, 2006, net cash provided by operating activities of $17.5 million resulted from the non-cash charges and decreases in accounts receivable and inventory more than offsetting the net loss for the period and the decrease in accounts payable.  Accounts receivable decreased related to improved payment terms from a significant customer and the lower level of fiscal 2006 third quarter revenue.

          Net cash used in investing activities was $1.9 million in the first nine months of fiscal 2006, compared to $23.5 million in the first nine months of fiscal 2005.  In fiscal 2006, net cash used in investing activities was attributed to capital spending of $7 million related to the expansion of our Thailand facility and increases in our Thailand panel processing capability offset partially by the $5 million proceeds from the sale of our etched metal business, facility and related equipment. Fiscal 2005 net cash used in investing activities was attributed to the purchase of a facility and equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications.

          Net cash used in financing activities was $16.0 million in the first nine months of fiscal 2006, compared to net cash provided by financing activities of $24.8 million in the first nine months of fiscal 2005. Fiscal 2006 net cash used in financing activities was primarily related to the $12.7 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations.  During the first nine months of fiscal 2005, net cash provided by financing activities was the result of the $8.9 million borrowed under our short-term Thailand packing credit facilities and the increase in amounts owed under our long term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.

          In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited and The Industrial Finance Corporation of Thailand which expanded our existing credit facility with these banks. The long-term facilities were increased by 1,060 million baht, the packing credit was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht. The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, a 590 million baht long-term facility, a 220 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of June 30, 2006, we had approximately $24.6 million outstanding under our long-term Thailand credit facilities and a $1.2 million outstanding balance under our short-term Thailand credit facilities. Total unused availability under our Thailand credit facilities as of June 30, 2006 was approximately $30.3 million related to the packing credit and working capital facilities. As of June 30, 2006, we were in compliance with covenants under our Thailand credit facilities.

          In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. As of June 30, 2006, $5.4 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield and Maple Plain facilities.

          We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures for the next eighteen months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. We also filed an S-3 Registration Statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer acceptance of our AFC, stacked memory flex, FPD flex and other new products, our ability to meet our loan covenant requirements and cash flow from operations.

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at June 30, 2006 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations (1)	$8,514	$16,664	$6,186	—	$31,364
Operating Leases	603	—	—	—	603

Total	$9,117	$16,664	$6,186	—	$31,967

(1)	Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At June 30, 2006, the Company had open forward exchange contracts to sell US dollars maturing on September 29, 2006; September 29, 2006;  November 3, 2006; November 8, 2006; November 15, 2006; December 15, 2006; December 20, 2006 and January 5, 2007 with amounts of $1.3 million, $1.3 million, $5.1 million, $8.3 million, $3.4 million, $1.8 million, $6.0 million and $0.7 million, respectively, for a total of $27.9 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

Responses to Items 1A through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 1.     LEGAL PROCEEDINGS

        We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

          As previously disclosed in a Current Report of Form 8-K dated July 27, 2006, Raj Nooyi resigned as a director of the Company.  Mr. Nooyi was also a member of the Audit Committee of the Board of Directors.

          In light of Mr. Nooyi’s resignation, the Company’s Board of Directors appointed Robert C. Buhrmaster to serve on the Audit Committee effective July 27, 2006.

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

Date: August 4, 2006
	By	/s/ William P. Murnane

William P. Murnane
President and Chief Executive Officer

	By	/s/ Douglas W. Keller

Douglas W. Keller
Principal Financial Officer