Form 10-K
period 2006-09-30
INNOVEX INC
filed 2006-12-08
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.

Commission File Number 0-13143

Innovex, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1223933

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5540 Pioneer Creek Drive, Maple Plain, MN 55359

(Address of principal executive offices)

(763) 479-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock ($.04 par value)
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [  ]  No [X]

The aggregate market value of shares held by non-affiliates is $95,626,928 computed by reference to the last sale price of the Company’s Common Stock, as reported in the Nasdaq National Market system, of $5.19 per share on March 31, 2006, the last business day of the Company’s most recently completed second fiscal quarter. As of November 15, 2006, the Company had outstanding 19,381,638 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 16, 2007, are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

            We maintain a website at www.innovexinc.com .  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC.

Our Company

          We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), flat panel displays (“FPD”) including liquid crystal displays (“LCDs”) for mobile communication devices and large format plasma screens, tape drives and printers. Our customers include 3M, Hitachi, HP, Maxtor, Medtronic, Philips/TPO, Quantum, Rosemount, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

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

            Increased Usage of HDD in Consumer and Non-traditional Applications.    The emerging consumer electronics segment that includes devices such as the Xbox™ gaming console, TV set top recorders and digital music and video players such as the iPod™, is emerging as a significant driver of growth for HDDs.

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

            Cost Leadership.   Upon the completion of our plan to relocate all of our U.S based manufacturing operations into our expanded Thailand facilities by the end of our fisal 2007, we believe we will be one of the lowest cost providers of high density flexible circuits in the world.  Our low cost structure will be driven by low cost Thailand labor and our automated roll-to-roll manufacturing processes.

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

            Comprehensive Product Portfolio.    Our products address a range of applications that include the following: (i) actuator flex (“AFC”), which provides the back-end electrical interconnect for hard disk drives; (ii) flat panel display (“FPD”) which provides the electrical interconnect to LCDs for mobile communication devices; (iii) flex suspension assemblies (“FSA”), which provides the electrical interconnect from the disk drive head to the back-end electronics of the disk drive;  and (iv) a variety of high-end, high density flexible circuits for markets such as printers, semiconductor packaging and medical applications.

            Product Innovation.    We are recognized as a technology innovator with a history of developing products that provide better performance at a lower cost than our competitors. The technical expertise we have developed in serving the highly demanding HDD industry has enabled us to introduce advanced products in other rapidly growing markets.

            Leading Customer Relationships.    We have developed strong relationships with Seagate, Maxtor, Philips/TPO, Samsung, Hitachi and other industry leaders. Our customer relationships represent significant entry barriers as we believe that once a customer has selected us to design and manufacture a flexible circuit interconnect, the customer generally relies on our design for the life of that specific application and, frequently, subsequent generations of similar applications.

            Global Manufacturing and Supply Chain Efficiency.    In the past, we have maintained manufacturing facilities in both the U.S. and Asia. Our U.S. facilities had provided a high level of automation while our Asian facilities allowed us to consolidate the labor intensive aspects of production in a low-cost environment. Over the past two years we have expanded our Asian facilities to also perform the automated front end portion of our manufacturing process and plan on disposing of our US manufacturing locations once the products currently in production at those locations reach their end of life. On January 16, 2006, we announced a plan to retain a portion of our Litchfield operation as a product development center while transferring high volume manufacturing operations to Thailand and divesting the remaining portions of the Litchfield, Minnesota operation.  On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007.  Concurrently, we also plan to accelerate the end of life production of flexible circuit laminate material at our Eastlake, Ohio facility and reduce indirect labor and general and administrative expenses at our other U.S. and Thailand locations.  In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life. Our expanded Asian based manufacturing structure has allowed us to shorten our supply chain, improve yields as a result of more immediate processing feedback and utilize a lower cost labor base.  These benefits result in a reduction of the overall costs of our products.

            Quick Turn Prototypes.  Our expanded Asian based manufacturing structure has also allowed us to provide our customers quick turn prototypes which are critical to winning new customers and product qualifications.

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

Our Strategy

          To enhance our position as a leading, low cost provider of flexible interconnect solutions we intend to pursue the following business strategies:

            Cost Leadership.    Our overriding strategic goal is to be the lowest cost provider of high density flexible circuits in the world.  Every decision we make is reviewed for its impact on our cost structure.  We believe that to be successful in the hyper-competitive flexible circuit industry and insure long-term profitability we must have the lowest cost structure.

            Increase Manufacturing and Supply Chain Efficiencies and Flexibility.    We intend to continue our manufacturing improvement and cost reduction efforts. Through continued deployment of our Six Sigma quality management program, we intend to significantly improve our efficiency, reduce our manufacturing and operating expenses and enhance the quality of the products we manufacture by decreasing manufacturing defects and improving product reliability. We expect to realize cost efficiencies by applying more automation at all of our manufacturing facilities.  We are also relocating our U.S. manufacturing operations to Thailand to improve our cycle time performance, facilitate problem solving communications and reduce our fixed cost structure.  In addition, by further integrating our operations with our suppliers and customers, we believe that we can continue to reduce our working capital needs and improve our responsiveness to customer requirements.

            Continue to Expand Our Market Share in Our Core Markets.    We believe that we will be able to continue to capture additional market share from leading OEMs in the HDD market with our AFC solution. Certain HDD industry leaders have qualified our products for a number of next generation applications and are currently evaluating our product offerings for additional future applications.

            Continue to Penetrate New Markets.    We have proven our ability to leverage our expertise in high volume, high density applications to address emerging growth opportunities. We believe the technology, research and development and manufacturing capabilities we have developed to serve our core markets have put us in a position to target additional high volume applications, such as FPD and inkjet printer cartridges.  Our expanded Asian based manufacturing structure has also allowed us to provide our customers quick turn prototypes which are critical to winning new customers and product qualifications.

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

            Other Markets.    We continue to apply our technology and products to new markets. We produce advanced flexible circuits for high-end consumer electronics markets and other markets that could benefit from the technological advantages of our flexible interconnect solutions. Based on our assessment of industry trends and market indicators, we believe these markets will grow rapidly in the future. We are currently offering or developing new product offerings for the following applications: non-display mobile communication device interconnects, high-end memory module interconnects, inkjet printer cartridges, and medical applications.

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

Suppliers

          We purchase raw circuit materials, process chemicals and various components from multiple outside sources. For components, we typically make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to twelve month periods. These suppliers commit to providing cooperative engineering, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved, and are often dictated by our customers. For process chemicals, we rely on a limited number of key suppliers. We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, certain polyimide materials, certain specialty chemicals used in our manufacturing process and  high end suspensions from only one supplier of each such material. Alternate chemical products are available from other sources, but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. We mitigate these risks by identifying stable companies with leading technology and delivery positions and by attempting to qualify two suppliers for all critical raw materials and components.

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

          We provide our customers’ product design support from our locations in Minnesota and Thailand and from our sales and customer support offices in California, China, Singapore and the United Kingdom. In addition, we provide on-site customer design support for our customers as required.

          Even though our customer mix will change from period to period, we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Sales to our three largest customers, Seagate, Philips/TPO and Maxtor, constituted 67%, 14% and 6% of net sales, respectively, for fiscal 2006, 66%, 15% and 7% of net sales, respectively, for fiscal 2005 and 61%, 7% and 14% of net sales, respectively, for fiscal 2004.  Seagate acquired Maxtor in May 2006 and will combine their operations in future periods.  The merger of Philip’s Mobile Display Systems business unit with Toppoly Optoelectronics Corporation of Taiwan to create a new company called TPO was announced in November 2005 and completed in June 2006.

            Sales to our five largest customers constituted 94%, 93% and 90% of net sales for fiscal 2006, 2005 and 2004, respectively.  The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication devices and consumer markets has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Environmental Controls

          Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products.  We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could adversely affect our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal 2007.

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

          We had a 35% investment in AKI, the company that developed the unique manufacturing process technology utilized by our FSA products. Although we have sold our equity position in AKI we continue to have a license to use this technology in our products for disk drive applications until 2012. The rights granted to us by AKI are royalty-bearing and may not be sublicensed without the consent of AKI.

Employees

          As of September 30, 2006, we had a total of 3,582 employees. Of these, 158 employees were based in the U.S., primarily in Maple Plain and Litchfield, Minnesota, 3,413 were based in Thailand and 11were based in other Asian and European locations. Our future operating results depend in part upon our ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for our operations. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect our business, results of operations and financial condition.

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

          The flexible circuit interconnect market is highly competitive. We experience competition world-wide from a number of leading foreign and domestic providers including 3M Company for high-end technology applications, and NOK (“Nippon Mektron”), Fujikura Ltd., Multi-Fineline Electronix, Inc. (“M-Flex”) and Sumitomo for standard flex and assembly applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than us and possess greater financial and other resources. There are a number of other flexible circuit manufacturers that target other flexible circuit markets and rarely compete directly with us. In addition, competitors for disk drive market integrated suspension assembly applications include Hutchinson Technology Incorporated, Magnecomp International Limited, Nihon Hatsujo Kabusikigaisha (“NHK”) and Optimal Technology Limited. Expansion of our existing products or services could expose us to new competition. Moreover, new developments in the consumer electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those offered by us or that new competitors will not enter our markets. Finally, as many of our competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products priced in other currencies.

Backlog

          The backlog for our continuing operations was $21.6 million, $39.0 million and $33.8 million at September 30, 2006, 2005 and 2004, respectively. Our backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by us as firm orders that are scheduled to be delivered within 12 months from the date of the order. While we believe substantially all of our current backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, we may not realize the revenue indicated by the backlog.

Item 1A.  RISK FACTORS

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

          Sales to our largest customer constituted 67% of net sales for fiscal 2006, 66% for fiscal 2005 and 61% for fiscal 2004, respectively. Sales to our five largest customers constituted 94%, 93% and 90% of net sales for fiscal 2006, 2005 and 2004, respectively. The loss of one or more of our major customers or a substantial reduction in orders by any significant customer, for any reason, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication device and high-end consumer markets, the development by a customer of the capability to produce flexible circuits in high volume for its own products, a transfer of manufacturing operations by a customer to a lower-cost country, a change in the type of interconnect or suspension assembly used by our largest customers or the failure of a customer to pay its account balance with us, could have a material adverse effect on our business, financial condition and results of operations

          Sales of our FSA and AFC products to the hard disk drive industry accounted for 80%, 76% and 78% of our net sales in fiscal 2006, 2005 and 2004, respectively. The disk drive industry is intensely competitive and technology changes rapidly. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and reduce orders for these components during periods of contraction.

            Our largest customer is increasing utilization of an alternative interconnect technology that competes with our FSA products and we expect our FSA product will reach the end of its life by fiscal 2008.

            Sales of our FSA product accounted for 58%, 65% and 58% of our net sales in fiscal 2006, 2005 and 2004, respectively.  Revenue generated from the sale of our FSA product was $100.4 million, $129.7 million and $90.5 million in fiscal 2006, 2005 and 2004 respectively.  The value added or revenue excluding pass-through components portion of the FSA product relates to the flexible circuit which we manufacture.  FSA revenue excluding pass- through components has ranged from 35% to 53% of the FSA selling price in the past three fiscal years.  The remaining non-value added portion of the FSA product selling price is related to the cost of the suspension attached to the flexible circuit.  To date, increases in revenue excluding pass-through components from other products have not been sufficient to replace the decreases in FSA revenue excluding pass-through.  As a result, we have taken a number of steps to reduce our cost structure including the closure of our Maple Plain, Minnesota manufacturing facility and the planned closure of our Litchfield, Minnesota and Eastlake, Ohio manufacturing facilities.  If we cannot increase our revenue excluding pass-through to replace the reductions in FSA revenue excluding pass-through or reduce our cost structure to correspond to decreases in revenue excluding pass-through, our business, financial condition and results of operations could be materially adversely affected.

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

          If customer demand for our FSAs or actuator flex, display flex, stacked memory flex or tape storage flex products weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected. Decreases in our FSA revenue excluding pass-through have resulted in us taking a number of steps to reduce our cost structure related to underutilized capacity.  These steps have included the closure of our Maple Plain, Minnesota manufacturing facility and the planned closure of our Litchfield, Minnesota and Eastlake, Ohio manufacturing facilities.  If we cannot increase our revenue excluding pass-through to replace the reductions in FSA revenue excluding pass-through or reduce our cost structure to correspond to decreases in revenue excluding pass-through, our business, financial condition and results of operations could be materially adversely affected.

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

          Flexible circuit interconnects provide electrical connections between components in electrical systems and are used as a platform to support the attachment of electronic devices. While flexible circuits offer several advantages over competing printed circuit board and ceramic hybrid circuit technologies, our customers may consider changing their designs to use these alternative technologies for future applications. In particular, our largest customer has increased utilization of an alternative interconnect technology that competes with our FSA products and our FSA revenue will be significantly lower in the future. If our customers switch significant portions of their business to alternative technologies, our business, financial condition and results of operations could be materially adversely affected.

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

          We have experienced annual losses from operations in the fiscal year ended September 30, 2006 and in prior years, and we may not achieve net income on a consistent basis.

          While we generated net profits for several quarters in fiscal 2004, we had net losses of $17.0 million for fiscal 2006, $25.0 million for fiscal 2005 and $17.5 million for fiscal 2004. Whether we achieve net income on a consistent basis will depend on a number of factors, including:

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

          Our manufacturing plants are located in Eastlake, Ohio; Litchfield, Minnesota; and Korat and Lamphun, Thailand, all of which can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

          We may experience difficulties in closing our Eastlake and Litchfield facilities and transitioning operations to our Thailand locations.

          As we discontinue manufacturing laminate base material at our Eastlake facility and transfer production of certain products from our Litchfield manufacturing site to our Thailand locations, we increase the risk of obsolete inventory and may encounter other difficulties. In the past, such transfers have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs.  If we are unable to efficiently close our Eastlake facility and transition our operations from our Litchfield facility to Thailand, our business, financial condition and results of operations could be materially adversely affected.

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

          We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, certain polyimide materials, certain specialty chemicals used in our manufacturing process and high end suspensions from only one supplier of each such material. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

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

          On September 19, 2006, the Royal Thai military overthrew Thailand’s prime minister and elected government.  Although the coup has not impacted our Thailand operations, we cannot predict the future impact of the coup or the consequences to our business of this instability in Thailand.  Any of the risks associated with international operations could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

          None.

Item 2.  PROPERTIES

          At September 30, 2006, we owned an aggregate of approximately 424,500 square feet of manufacturing and other space. Our significant facilities are as follows:

Functions	Location (number of facilities)	Square Feet

Executive offices	Maple Plain, Minnesota (one)	96,000
Circuit inspection and finishing	Korat, Thailand (two)	12,000
		8,000
Circuit finishing and assembly, sales and support	Lamphun, Thailand (three)	140,000
		77,500
		15,000
Circuit fabrication	Litchfield, Minnesota (three)	15,000
		10,000
		51,000

          We plan on disposing of our US manufacturing locations once the products currently in production at those locations reach their end of life.  On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007.

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

Item 4A.  EXECUTIVE OFFICERS OF REGISTRANT

          Below are the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of September 30, 2006.

Name	Age	Position(s)

Thomas W. Haley	70	Chairman and Director
William P. Murnane	44	President, Chief Executive Officer and Director
Terry M. Dauenhauer	53	Senior Vice President and Chief Operating Officer
Keith Foerster	43	Senior Vice President, Development and Sales
E. Thomas Atchison	57	Vice President and Managing Director, Innovex Thailand
Brian R. Dahmes	46	Vice President, Technology
Dennis R. Huber	42	Vice President, Quality Systems and Six Sigma
Douglas W. Keller	48	Vice President, Finance
Nicholas J. Tomashot	43	Vice President, Finance, Innovex Thailand

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

          Terry Dauenhauer joined Innovex in January 2004 as Senior Vice President and Chief Operating Officer.  Prior to joining Innovex, he spent five years with Seagate Technology as Vice President of Thailand Operations and World Wide Product Performance.  Prior to that, he was President and Director, AlphaSource Electronics, Alphatel, Alphatec Electronics and NS Electronics from 1993 to 1997.  Mr. Dauenhauer held various positions with National Semiconductor from 1987 to 1993, Fairchild Semiconductor from 1983 to 1987 and Texas Instruments from 1976 to 1983.

          Keith Foerster joined us in May 1992 as a Sales and Marketing Engineer. He has held the following positions with us: National Sales Manager—May 1995 to July 1997; Director, Hard Disk Drive Sales—July 1997 to August 1999; Senior Director, FSA Development—August 1999 to May 2000; Senior Director, Minnesota Operations—May 2000 to June 2002; Senior Director and General Manager of the Data Storage Division—September 2001 to June 2003; Vice President and General Manager of the Data Storage Division from June 2003 to June 2004; Vice President, U.S. Operations June 2004 to July 2005, Vice President, Development and Sales July 2005 to November 2005 and Senior Vice President, Development and Sales from November 2005 to date.  Previously, Mr. Foerster held positions as a Sales Engineer at Quannon CAD Systems from September 1990 to May 1992 and as a Mechanical Design Engineer at Control Data Corporation from May 1986 to September 1990.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

          Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol “INVX.” As of September 30, 2006, there were 19,380,558 shares of common stock outstanding, held by approximately 433 shareholders of record.

Price Range of Common Stock

          The table below sets forth the high and low sale prices of our Common Stock as reported on the Nasdaq National Market for the periods indicated.

	2006		2005

	High	Low	High	Low

First Quarter	$4.34	$2.88	$5.84	$4.07
Second Quarter	5.46	3.45	5.52	3.47
Third Quarter	5.85	3.57	4.00	3.19
Fourth Quarter	4.15	2.07	5.00	3.49

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 30, 2006.  Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by stockholders:	2,135,977	$6.43	720,421
Equity compensation plans not approved by stockholders:	—	—	—

Total	2,135,977	$6.43	720,421

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended September 30, 2006. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	For the Years Ended September 30,

(In thousands, except per share data)	2002	2003	2004	2005	2006

Consolidated Statement of Operations Data:
Net sales	$134,728	$153,007	$155,946	$200,247	$173,144
Cost of sales	118,671	132,142	137,976	185,285	154,353

Gross profit	16,057	20,865	17,970	14,962	18,791
Operating expenses:
Selling, general, administrative and Royalty	16,618	17,941	17,781	16,165	15,994
Engineering	5,665	6,459	6,613	6,970	5,144
Restructuring	950	750	14,789	2,771	14,768
Net (gain) loss on sale of assets	69	(2)	(32)	745	(2,890)

Total operating expenses	23,302	25,148	39,151	26,651	33,016

Income (loss) from operations	(7,245)	(4,283)	(21,181)	(11,689)	(14,225)
Interest and other income (expense)	(2,196)	(2,275)	(367)	(438)	(2,736)

Income (loss) before provision for income taxes	(9,441)	(6,558)	(21,548)	(12,127)	(16,961)
Benefit (provision) for income taxes	5,606	3,599	4,052	(12,860)	(9)

Net income (loss)	$(3,835)	$(2,959)	$(17,496)	$(24,987)	$(16,970)

Net income (loss) per share
Basic	$(0.25)	$(0.19)	$(0.92)	$(1.30)	$(0.88)
Diluted	$(0.25)	$(0.19)	$(0.92)	$(1.30)	$(0.88)

	As of September 30,

(In thousands)	2002	2003	2004	2005	2006

Consolidated Balance Sheet Data:
Total assets	$114,928	$137,583	$129,747	$137,826	$94,167
Long-term debt, less current maturities	15,372	9,087	11,022	27,818	19,800
Stockholders’ equity	64,421	103,547	87,082	61,377	45,509

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this report.  This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report..

          We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

          We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers (“OEMs”), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives (“HDDs”), flat panel displays (“FPD”) including liquid crystal displays (“LCDs”) for mobile communication devices, tape drives and printers. Our customers include 3M, Hitachi, HP, Maxtor, Medtronic, Philips/TPO, Quantum, Rosemount, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

Net Sales and Revenue Recognition

          We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products direct throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts, with sales through distributors representing less than 6% of our total net sales for fiscal years 2006, 2005 and 2004. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers’ manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer’s acknowledgment of the receipt of the goods.

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

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On January 16, 2006, we announced a plan to retain a portion of our Litchfield operation as a product development center while transferring high volume manufacturing operations to Thailand and divesting the remaining portions of the Litchfield, Minnesota operation.  On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007.  Concurrently, we also plan to accelerate the end of life production of flexible circuit laminate material at our Eastlake, Ohio facility and reduce indirect labor and general and administrative expenses at our other U.S. and Thailand locations.  In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life.

Results of Operations

          The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Years Ended September 30,

	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.5	92.5	89.1

Gross profit	11.5	7.5	10.9
Operating expenses:
Selling, general, administrative and royalty	11.4	8.1	9.3
Engineering	4.2	3.5	3.0
Restructuring	9.5	1.4	8.5
Net (gain) loss on sale of assets	—	0.4	(1.7)

Total operating expenses	25.1	13.4	19.1

Income (loss) from operations	(13.6)	(5.9)	(8.2)
Net interest and other expense	(0.2)	(0.2)	(1.6)

Income (loss) before provision for income taxes	(13.8)	(6.1)	(9.8)
Benefit (provision) for income taxes	2.6	(6.4)	(0.0)

Net income (loss)	(11.2)%	(12.5)%	(9.8)%

Comparison of the Fiscal Years Ended September 30, 2006 and 2005

Net Sales

          Our net sales were $173.1 million for the year ended September 30, 2006, compared to $200.2 million for the year ended September 30, 2005, a decrease of 14%.  This decrease primarily reflects lower flat panel display (FPD) and flex suspension assembly (FSA) revenue, partially offset by an increase in actuator flex circuit (AFC) revenue.  AFC revenue increased to $38 million in fiscal 2006, driven by next generation disk drive programs ramping to volume production.  The decline in FSA revenue from $130 million to $100 million in fiscal 2006 reflects our FSA customer’s transition to their next generation of desktop disk drive products which uses an alternative technology.  Fiscal 2006 FPD revenue of $24 million was down from $31 million in fiscal 2005 related to our largest FPD customer experiencing lower demand from their customers, a merger related inventory rationalization and new program transitions.

          FSA sales to the disk drive industry generated 58% of our net sales for fiscal 2006, compared to 65% for fiscal 2005.  Sales of AFC’s to the disk drive industry were 22%, compared to 12%, FPD application net sales were 14% compared to 15%, sales from stacked memory applications were 3% compared to 4%, and sales from other industry applications were 3% compared to 4% for the fiscal years ended September 30, 2006 and 2005, respectively.

          We expect our FPD revenue to increase in fiscal 2007 as our largest FPD customer begins ramping up a number of new programs.  Also, while we expect FSA revenue to decrease in fiscal 2007 as our remaining FSA program reaches its end of life, the decrease should be partially offset by an  increase in our AFC revenue reflecting our significantly higher level of next generation, AFC program qualifications.

Gross Profit

          Our gross profit was $18.8 million for the fiscal year ended September 30, 2006 compared to $15.0 million for the fiscal year ended September 30, 2005, an increase of 26%. Our gross margin for the fiscal year ended September 30, 2006 increased to 11%, compared to 8% for the fiscal year ended September 30, 2005. The higher gross margin reflects improved operating efficiency, a lower cost structure related to the transfer of production operations from Minnesota to Lamphun, Thailand and lower pass-through component material costs as a percent of revenue. The fiscal 2005 gross margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the fiscal 2005 second quarter and higher pass-through material content for those new programs.

          We anticipate that gross margins in fiscal 2007 will improve related to cost structure reductions from discontinuing production operations in the U.S., improved operating efficiencies and reductions in pass-through material costs as a result of the product mix including lower levels of FSA revenue.

Selling, General, Administrative and Royalty

          Selling, general, administrative and royalty expenses for the fiscal year ended September 30, 2006 were $16.0 million, down slightly as compared to $16.2 million for the fiscal year ended September 30, 2005. As a percentage of net sales, selling, general, administrative and royalty expenses were 9% in fiscal 2006 and 8% for fiscal 2005.  The change in selling, general, administrative and royalty expenses from the prior year primarily reflects fiscal 2006 increased incentive compensation expense of $600,000 and the adoption of SFAS 123R requiring us to record $700,000 of compensation expense for stock options issued to employees.  This increase was offset by a $500,000 reduction in royalty expense over the same period related to lower FSA revenue and lower payroll expenses driven by restructuring related headcount reductions.

          Selling, general, administrative and royalty expenses for fiscal 2007 are expected to decrease as a result of restructuring related cost reductions and lower royalty expense on FSA revenue.

Engineering

          Engineering expenses for the fiscal year ended September 30, 2006 were $5.1 million, compared to $7.0 million for the fiscal year ended September 30, 2005, a decrease of 26%. The decrease in engineering expenses in fiscal 2006 was primarily the result of transferring engineering positions to our lower salary base Thailand facility related to our U.S. facility closures or dispositions. As a percentage of net sales, engineering expenses were 3% of sales in fiscal 2006 and fiscal 2005.  Engineering expenses for fiscal 2007 are expected to decrease as a result of restructuring related cost reductions.

Restructuring

Litchfield and Eastlake restructuring:

          On January 16, 2006, we announced a plan to move all of our prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities over the next twelve months.  On September 25, 2006, we expanded the previously announced Litchfield restructuring.  We had previously planned to retain our Litchfield facility to support development efforts once the FSA products being produced in Litchfield reached their end of life.  The current plan is to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007. Concurrent with FSA flexible circuit end of life production, we will also accelerate end of life production at our Eastlake, Ohio facility where we manufacture flexible circuit laminate materials.  As part of the plan, we divested our low-volume etched metal product line also located at our Litchfield facilities in June 2006.  In addition to closing our Litchfield and Eastlake facilities, we will also selectively reduce our indirect labor and general and administrative expenses at both our U.S. and Thailand locations.  The impairment and restructuring was triggered by our need to reduce our cost structure in order to compete effectively and as a result of our lower than expected level of revenue.  Prior to inception of the Maple Plain restructuring plan in fiscal 2004, the level of annual revenue excluding pass-through material costs required for us to generate positive operating earnings was $115 million.  Subsequent to the completion of the Litchfield and Eastlake restructuring plan by the end of fiscal 2007, we expect $72 million to be the level of annual revenue excluding pass-through material costs required to generate positive operating earnings.

          We expect actions related to the expanded restructuring plan to be taken prior to the end fiscal 2007.  These actions should result in an annual operating expense reduction of approximately $18 million which will be realized in subsequent years.  The estimated savings of $18 million is based on a comparison of the fixed cost structure in place on December 31, 2005 to our estimated fixed cost structure for the fourth quarter of fiscal 2007 after the completion of the planned restructuring Approximately $16.5 million of the projected savings are expected to have a positive impact on cash flow upon realization.  These cash related savings are comprised of $11.5 million related to compensation reductions and $5 million related to other spending.  The $1.5 million remaining savings are expected to be depreciation related and have no impact on cash flow.

          Through September 30, 2006, annualized operating cost savings of approximately $10 million have been realized primarily comprised of compensation savings of $7 million, other operating cost savings of $1.5 million and depreciation savings of $1.5 million.  The remaining expected benefit of $8 million  should be realized by the end of fiscal 2007.  The impact of these reductions in our fixed cost basis has not been evident in our operating results as a result of concurrent reductions in revenue.

          Asset impairment charges of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006. The assets that were impaired include the Litchfield and Eastlake facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield facilities and Litchfield and Eastlake assets that will not be retained for use will be listed for sale or disposed.  Capital expenditures of less than $1 million are expected related to the restructuring plan.  These expenditures would primarily increase selected capacity and capabilities at the Lamphun, Thailand facilities.  The Litchfield and Eastlake facilities remained in use as of September 30, 2006 but efforts will be made to sell the Litchfield facility and sublease the Eastlake facility in fiscal 2007 once the manufacturing in those facilities has been completed.

          Total cash related restructuring charges excluding asset impairments of approximately $7.5 million are expected related to the expanded plan.  The $7.5 million total is comprised of $3.5 million for one-time termination benefits and $4.0 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield and Eastlake facilities. Through September 30, 2006, restructuring related charges excluding asset impairments related to the Litchfield and Eastlake restructuring were $2.0 million comprised of $0.9 for one-time termination benefits and $1.1 million for other moving and closing costs associated with closing the Litchfield facility.

          The restructuring plan calls for the elimination of 314 positions in the U.S. and Thailand consisting of 96 direct labor positions, 171 indirect labor production support positions and 47 administrative positions.  As of September 30, 2006, 138 positions have been eliminated and the overall plan remains substantially unchanged.

Maple Plain restructuring:

          During fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  During fiscal 2006, additional asset impairment charges of approximately $1.0 million related to the disposition of the Maple Plain assets and restructuring charges of approximately $1.6 million were recorded under the restructuring plan.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility.  The Maple Plain facility has been listed for sale since June 2004.

          In order to reduce our cost structure, we closed our Maple Plain facility and consolidated its operations with our Lamphun, Thailand facility. In addition, we planned to discontinue supporting the FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage. Excluding asset impairment charges, restructuring charges were approximately $6.1 million. The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

          Through September 30, 2006, annualized operating cost savings of approximately $7 million have been realized primarily comprised of cash related compensation and other savings of $5 million on an annual basis and depreciation savings of $2 million on an annual basis.  The remaining expected benefit of $1 million should be realized upon the sale of the Maple Plain facility and as the FSA product line reaches its end of life.

          The original restructuring plan called for the elimination of 168 positions comprised of 87 direct labor positions, 57 indirect labor production support positions and 24 administrative positions.  As of September 30, 2006, 170 positions had been eliminated.

Net (Gain) Loss on the Sale of Assets

          Net gain or loss on sale of assets for fiscal 2006 was a gain of $2.9 million compared to a loss of $745,000 for fiscal 2005.  The gain in fiscal 2006 relates to the sale of the business, facility and assets of our etched metal component business.  The loss in fiscal 2005 relates to the loss on building sale from the July 8, 2005 sale of a building in Eastlake, Ohio which we purchased from Gould Electronics.

Net Interest and Other Expense

          Net interest expense was $2.1 million in the fiscal year ended September 30, 2006, compared to $1.5 million for the fiscal year ended September 30, 2005, an increase of 39%.  The increase is the result of higher interest rates and higher average levels of debt outstanding during fiscal 2006 even though interest bearing debt was reduced by $18.9 million during fiscal 2006.  Net other expense was $589,000 in the fiscal year ended September 30, 2006 as compared to other income of $1.1 million in the fiscal year ended September 30, 2005.  The change was a result of the losses on foreign currency transactions occurring in fiscal 2006 while we experienced a small foreign currency gain in fiscal 2005.  Additionally we also recorded income of $800,000 on our 35% equity holding in Applied Kinetics, Inc during fiscal 2005. We sold that equity holding on March 6, 2006 as part of a settlement agreement for a $6,000 loss.

Income Taxes

          Income tax expense for the fiscal year ended September 30, 2006 was $9,000, compared to $12.9 million for the fiscal year ended September 30, 2005.  The tax expense for fiscal 2006 related to state tax payments.  No tax benefit was recorded for fiscal 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during that period.  The tax expense for fiscal 2005 related to a charge to increase the deferred tax asset valuation allowance to reduce the carrying value of the deferred tax asset to zero as a result of our net operating loss position.

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

Selling, General, Administrative and Royalty

          Selling, general, administrative and royalty expenses for the fiscal year ended September 30, 2005 were $16.2 million, down significantly as compared to $17.8 million for the fiscal year ended September 30, 2004. As a percentage of net sales, selling, general, administrative and royalty expenses were 8% in fiscal 2005 and 11% for fiscal 2004.  As compared to fiscal 2004, increased fiscal 2005 royalty expense related to higher FSA revenue was more than offset by lower payroll and contract services costs and lower depreciation related to the full year impact of organization structure changes made in the fourth quarter of fiscal 2004.

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

Net (Gain) Loss on the Sale of Assets

          Net gain or loss on sale of assets for fiscal 2005 was a loss of $745,000 compared to a gain of $32,000 for fiscal 2004.  The loss in fiscal 2005 relates to the loss on building sale from the July 8, 2005 sale of the building in Eastlake, Ohio which we purchased from Gould Electronics.

Net Interest and Other Expense

          Net interest expense was $1.5 million in the fiscal year ended September 30, 2005, compared to $0.7 million for the fiscal year ended September 30, 2004, an increase of 133%.  Interest expense increased in 2005 primarily due to an increase in interest-bearing debt during fiscal 2005 primarily caused by capital expenditures related to the Thailand facility expansion.  Net other income was $1.1 million in the fiscal year ended September 30, 2005 as compared to $297,000 in the fiscal year ended September 30, 2004.  The change was a result of income of $800,000 being recorded on our 35% equity holding in Applied Kinetics, Inc during fiscal 2005 as compared to income of $6,000 in fiscal 2004.

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

          We apply the following critical accounting policies in the preparation of our consolidated financial statements:

• Allowance for Excess and Obsolete Inventory.  Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method.  On a periodic basis, we analyze the level of inventory on hand, our cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required.  Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates.  If actual or expected requirements were significantly different than the established write-down, a revision to the obsolescence write-down would be recorded in the period in which such a determination was made.

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

• Deferred Income Taxes.  We account for income taxes using the liability method.  Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.  A valuation allowance is established where the realization of any deferred taxes becomes less likely than not to occur.  We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.

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

• Stock based Compensation. For purposes of determining estimated fair value of stock-based payment awards on the date of grant under SFAS 123(R), the Company used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) may differ significantly from what was recorded in the current period.

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $9.8 million at September 30, 2006 and $12.9 million at September 30, 2005.

          Net cash provided by operating activities was $18.1 million in the fiscal year ended September 30, 2006.  For fiscal 2006, net cash provided by operating activities was the result of the non-cash charges and decreases in accounts receivable and inventory more than offsetting the net loss for the period and the decrease in accounts payable.  Accounts receivable decreased related to improved payment terms from a significant customer and the lower level of fiscal 2006 fourth quarter revenue.

          Net cash used by operating activities was $6.3 million in the fiscal year ended September 30, 2005.  For fiscal 2005, net cash used by operating activities was the result of increases in accounts receivable and inventory more than offsetting increased accounts payable and the net of the pretax loss and non-cash charges for deferred tax allowance charges and depreciation.  Accounts receivable, inventory and accounts payable all increased as a result of the increased level of pass-through material content in the new FSA and FPD programs which entered production during the year.

          Net cash used by operating activities was $4,000 in the fiscal year ended September 30, 2004.  For fiscal 2004, net cash used by operating activities was the result of increases in accounts receivable, inventory and other assets more than offsetting increased accounts payable and the net of the pretax loss and non-cash charges for restructuring and depreciation.  Accounts receivable, inventory and accounts payable all increased as a result of the FPD program ramp ups beginning near the end of fiscal 2004.

          Net cash used in investing activities was $2.8 million in the fiscal year ended September 30, 2006, compared to $25.9 million in fiscal 2005 and $11.0 million in fiscal 2004.  In fiscal 2006, net cash used in investing activities was attributed to capital spending of $8.1 million related to the expansion of our Thailand facility and increases in our Thailand panel processing capability offset partially by the $5 million proceeds from the sale of our etched metal business, facility and related equipment. In fiscal 2005, net cash used in investing activities was attributed to the purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications net of proceeds from the sale of the acquired Eastlake, Ohio facility.  Fiscal 2004 net cash used in investing activity was the result of capital expenditures including capacity increases for selected processes related to the expected increase in FPD and AFC sales, new equipment to support the next FSA generation product, Thailand capacity expansion and upgrades of current capabilities.

          Net cash used in financing activities was $18.4 million in the fiscal year ended September 30, 2006, compared to net cash provided by financing activities of $30.7 million in fiscal 2005 and $3.8 million in fiscal 2004.  Fiscal 2006 net cash used in financing activities was primarily related to the $13.9 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations, normally scheduled debt payments and  a principal payment of $1.5 million made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business.  During fiscal 2005, net cash provided by financing activities was the result of the $13.9 million borrowed under our short-term Thailand credit facilities, $7.1 borrowed under our new US Federal Credit Union credit facility and a $15.7 million draw down under our long-term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based capital leases.  Fiscal 2004 net cash provided by financing activities was primarily due to proceeds from our new Thailand long and short-term credit facilities more than offsetting scheduled payments made under our existing credit facilities.

          In June 2004, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and The Industrial Finance Corporation of Thailand (IFCT) which expanded the existing credit facility with these banks.  IFCT merged with Thai Military Bank during 2005 with the surviving bank being named Thai Military Bank (TMB). The long-term facilities were increased by 1,060 million baht, the packing credit facility was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht.  The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility.  The Thailand credit facilities are secured by certain receivables, inventory and assets held by us in Thailand.  As of September 30, 2006, approximately $23.4 million was outstanding under the long-term Thailand credit facilities and nothing outstanding under the short-term credit facilities.  Total unused availability under the Thailand credit facilities as of September 30, 2006 was approximately $32 million related to the packing credit and working capital facilities.

          In April 2005, the Company entered into a new financing arrangement with US Federal Credit Union (“US Federal”) pursuant to which the Company borrowed $3.1 million in addition to the $4.0 million the Company had previously borrowed from US Federal in January 2005. The total borrowing of $7.1 million is under a note and secured by the Company’s Maple Plain and Litchfield facilities.  In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to the sale of the business, facility and assets of the Company’s etched metal components business.  Monthly principal and interest payments are due under the Note which bears interest at a rate of 7% per annum.  Monthly principal payments are determined using a 25 year amortization schedule with any remaining unpaid balance due on February 1, 2010.

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

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at September 30, 2006 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations (1)	$9,416	$20,624	$—	$—	$30,040
Operating Leases	594	790	193	—	1,577

Total	$10,010	$21,414	$193	$—	$31,617

(1)	Includes interest at fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements

          Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements : In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial condition or results of operations.

          Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

          Accounting for Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the risk related to the transfer of manufacturing operations from our Litchfield facilities to our Thailand facilities, the discontinuation of laminate material manufacturing at our Eastlake facility, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers’ market share, changes in manufacturing efficiencies and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At September 30, 2006,we had open forward exchange contracts to buy Thailand baht maturing November 3, 2006; November 8, 2006; November 15, 2006; December 15, 2006; December 20, 2006 and January 5, 2007  with notional amounts of 190 million baht, 310 million baht, 130 million baht, 70 million baht, 230 million baht and 29 million baht, respectively.  The total open contracts for 959 million baht equates to approximately $25.5 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Innovex, Inc.

          We have audited the accompanying consolidated balance sheets of Innovex, Inc. and subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovex, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) effective October 1, 2005.

          We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 30, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  GRANT THORNTON LLP

Minneapolis, Minnesota
November 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Innovex, Inc.

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Innovex, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, management’s assessment that Innovex, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also in our opinion, Innovex, Inc. and Subsidiaries maintained in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innovex, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2006, and our report dated November 30, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  GRANT THORNTON LLP

Minneapolis, Minnesota
November 30, 2006

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,

	2006	2005

ASSETS
Current assets:
Cash and equivalents	$9,819,045	$12,914,110
Accounts receivable, less allowance for doubtful accounts of $273,000 (2005—$350,000)	14,151,405	32,585,507
Inventories	12,009,288	17,743,839
Other current assets	2,544,926	1,313,627

Total current assets	38,524,664	64,557,083
Property, plant and equipment—at cost:
Land and land improvements	3,176,863	3,392,253
Buildings and leasehold improvements	28,979,076	38,256,930
Machinery and equipment	71,075,382	84,891,043
Office furniture and fixtures	1,113,269	1,237,303

	104,344,590	127,777,529
Less accumulated depreciation and amortization	52,784,349	61,270,699

Net property, plant and equipment	51,560,241	66,506,830
Goodwill	3,000,971	3,000,971
Other assets	1,081,374	3,761,145

Total assets	$94,167,250	$137,826,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,044,726	$6,021,603
Line of credit	—	13,881,178
Accounts payable	15,724,543	22,979,155
Accrued compensation	2,545,072	2,782,528
Other accrued liabilities	1,543,850	2,967,491

Total current liabilities	28,858,191	48,631,955
Long-term debt, less current maturities	19,800,255	27,817,542
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,380,558 shares issued and outstanding (2005—19,221,353)	775,222	768,854
Capital in excess of par value	61,144,435	60,048,522
Retained earnings (Accumulated deficit)	(16,410,853)	559,156

Total stockholders’ equity	45,508,804	61,376,532

Total liabilities and stockholders’ equity	$94,167,250	$137,826,029

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,

	2006	2005	2004

Net sales	$173,144,366	$200,247,359	$155,945,623
Costs and expenses:
Cost of sales	154,352,811	185,285,695	137,975,563
Selling, general and administrative	14,561,420	14,268,061	16,461,653
Royalty expense to equity investee	1,432,716	1,896,936	1,319,094
Engineering	5,144,156	6,969,556	6,613,205
Restructuring charges	14,768,293	2,771,103	14,788,867
Net (gain) loss on sale of assets	(2,890,314)	745,367	(31,527)
Interest expense	2,274,985	1,656,129	820,701
Interest income	(127,759)	(106,306)	(156,186)
Other (income) expense, net	589,151	(1,112,479)	(297,407)

	190,105,459	212,374,062	177,493,963

Income (loss) before provision for income taxes	(16,961,093)	(12,126,703)	(21,548,340)
Benefit (provision) for income taxes	(8,916)	(12,860,296)	4,052,429

Net income (loss)	$(16,970,009)	$(24,986,999)	$(17,495,911)

Net income (loss) per share:
Basic	$(0.88)	$(1.30)	$(0.92)

Diluted	$(0.88)	$(1.30)	$(0.92)

Weighted average shares outstanding:
Basic	19,299,705	19,164,451	19,027,508

Diluted	19,299,705	19,164,451	19,027,508

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Years Ended September 30, 2006, 2005 and 2004

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at October 1, 2003	$756,270	$59,748,421	$43,042,066	$103,546,757
Shares issued through exercise of stock options	5,933	581,556	—	587,489
Tax benefits derived from exercise of stock options	—	180,348	—	180,348
Shares issued through employee stock purchase plan	2,136	261,226	—	263,362
Net loss	—	—	(17,495,911)	(17,495,911)

Balance at September 30, 2004	764,339	60,771,551	25,546,155	87,082,045
Shares issued through exercise of stock options	2,991	156,913	—	159,904
Valuation allowance provided for tax benefits from exercise of stock options	—	(992,715)	—	(992,715)
Shares issued through employee stock purchase plan	1,524	112,773	—	114,297
Net loss	—	—	(24,986,999)	(24,986,999)

Balance at September 30, 2005	768,854	60,048,522	559,156	61,376,532
Shares issued through exercise of stock options	5,489	372,084	—	377,573
Equity based compensation expense	—	670,635	—	670,635
Shares issued through employee stock purchase plan	879	53,194	—	54,073
Net loss	—	—	(16,970,009)	(16,970,009)

Balance at September 30, 2006	$775,222	$61,144,435	$(16,410,853)	$45,508,804

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,

	2006	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$(16,970,009)	$(24,986,999)	$(17,495,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,321,059	12,176,000	11,286,006
Asset impairment changes	11,183,087	—	13,108,676
Deferred income taxes	—	12,855,158	(5,177,710)
Stock based compensation	670,634	—	—
Other non-cash items	(3,312,583)	(15,634)	(231,487)
Changes in operating assets and liabilities:
Accounts receivable, net	18,434,102	(5,337,885)	(2,797,914)
Inventories	5,279,291	(5,521,136)	(3,587,727)
Income taxes	—	(37,641)	122,416
Other current assets	(1,231,299)	1,383,018	(1,203,426)
Other long-term assets	2,676,852	(229,605)	—
Accounts payable	(7,254,612)	2,438,231	4,735,813
Other current and long-term liabilities	(1,661,097)	937,260	1,237,481

Net cash provided (used in) operating activities	18,135,425	(6,339,233)	(3,783)
Cash Flows From Investing Activities:
Capital expenditures	(8,124,748)	(28,830,197)	(11,097,116)
Proceeds from sale of assets	5,337,954	2,940,418	69,442

Net cash used in investing activities	(2,786,794)	(25,889,779)	(11,027,674)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(7,807,809)	(6,231,137)	(6,870,456)
Net (payments) proceeds on line of credit	(13,881,178)	13,881,178	—
Issuance of long-term debt	2,813,645	22,796,820	9,866,361
Proceeds from exercise of stock options	377,573	159,904	587,489
Proceeds from employee stock purchase plans	54,073	114,297	263,362

Net cash provided by (used in) financing activities	(18,443,696)	30,721,062	3,846,756

Increase (decrease) in cash and equivalents	(3,095,065)	(1,507,950)	(7,184,701)
Cash and equivalents at beginning of year	12,914,110	14,422,060	21,606,761

Cash and equivalents at end of year	$9,819,045	$12,914,110	$14,422,060

Supplemental Disclosures:

Cash paid for interest was approximately $2,306,000; $1,594,000; and $879,000 in 2006, 2005 and 2004.

Income tax payments were approximately $20,000; zero; and $5,000 in 2006, 2005 and 2004.

Thailand statutory tax withholding payments of $945,000 were made in 2004.

Tax benefits derived from exercise of stock options totaling approximately $180,000 in 2004 were recorded as a reduction of current income taxes payable and an increase in capital in excess of par value.

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006, 2005 and 2004

Note A.—Summary of Significant Accounting Policies

          Innovex, Inc. and Subsidiaries (the “Company”) is a diversified manufacturer of electrical components for the computer, data storage, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company’s revenues, operating profits and assets relate to one operating segment involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Litchfield, Minnesota; Eastlake Ohio and Lamphun and Korat, Thailand.  The Company operates in one business segment.

          A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

          Principles of Consolidation and Fiscal Year—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

          The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if the year ended September 30. The fiscal year ended September 30, 2004 included 53 weeks and the fiscal years ended September 30, 2006 and 2005 included 52 weeks of operations.

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

          Cash and Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2006 and 2005.  Cash of approximately $7.6 million and $12.8 million was on deposit in foreign financial institutions at September 30, 2006 and 2005. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

          Net Income (Loss) Per Share—The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 1,416,536, 1,268,456 and 1,071,423 shares of common stock were outstanding during 2006, 2005 and 2004, but were excluded from the computation of common share equivalents because they were antidilutive.

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

          Stock Based Compensation—Commencing on October 1, 2005, the Company adopted Statement of Financial Accounting Standard  No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.  The Company recorded $653,000 of related compensation expense in fiscal 2006.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The compensation expense increased both basic and diluted net loss per share by $0.03 for fiscal 2006.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to the years ending September 30:

(in thousands except for per share amounts)	2005	2004

Net income (loss) as reported	$(24,987)	$(17,496)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(645)	(582)

Net income (loss)- pro forma	$(25,632)	$(18,078)

Basic and diluted net income (loss) per common share - as reported	$(1.30)	$(0.92)

Basic and diluted net income (loss) per common share – pro forma	$(1.34)	$(0.95)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted in 2006, 2005 and 2004 were $1.17, $1.62 and $3.38, respectively. The total intrinsic value of options exercised during the years ended September 30, 2006, 2005, and 2004, was $366,000 $211,000, and $844,000, respectively. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company uses its actual forfeiture rate.

	2006	2005	2004

Risk-free interest rate	4.3%	3.0%	2.8%
Expected volatility	48%	48%	53%
Expected life (in years)	3.0	3.0	3.0
Dividend yield	—	—	—

          New Pronouncements—

          Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements : In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.

          Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS 157 will have on its results of operations or financial condition.

          Accounting for Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard.

Note B.—Inventories  -

          Inventories are comprised of the following at September 30 in thousands:

	2006	2005

Raw materials and purchased parts	$5,370	$8,374
Work-in-process and finished goods	6,639	9,370

	$12,009	$17,744

Note C.—Line of Credit and Long-Term Debt  -

          In June 2004, the Company entered into a new facility with Bank of Ayudhya Public Company Limited (BAY) and The Industrial Finance Corporation of Thailand (IFCT) which expanded the existing credit facility with these banks.  IFCT merged with Thai Military Bank (TMB) during 2005 with the merged bank being named Thai Military Bank (TMB). The long-term facilities were increased by 1,060 million baht, the packing credit facility was increased by 270 million baht and the short-term working capital facility was increased by 20 million baht.  The facility is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility.  The Thailand credit facilities are secured by certain receivables, inventory and assets held by the Company in Thailand with a book value of $77.2 million at September 30, 2006.  As of September 30, 2006, approximately $23.4 million was outstanding under the long-term Thailand credit facilities and nothing outstanding under the short-term credit facilities.  Total unused availability under the Thailand credit facilities as of September 30, 2006 was approximately $32 million related to the packing credit and working capital facilities.

          Under the terms of the Thailand based credit facility, any outstanding balance on the 400 and 660 million baht term loans had interest rates of 7.1875% and 7.25%, respectively, at September 30, 2006.  The 400 and 600 million baht facilities bear interest at the one year fixed deposit rate plus 3% until June 2007 when they will bear interest at the one year fixed deposit rate plus 3.5%.  The packing credit bears interest at the BAY minimum loan rate (MLR) less 1.75%, 6.25% at September 30, 2006.  The working capital and overdraft facilities bear interest at the TMB and BAY minimum overdraft rate (“MOR”), 8.5% at September 30, 2006.  The Company is required to maintain certain financial ratios and meet certain net worth levels.  The Company was in compliance with all covenants as of September 30, 2006.

          In April 2005, the Company entered into a new financing arrangement with US Federal Credit Union (“US Federal”) pursuant to which the Company borrowed $3.1 million in addition to the $4.0 million the Company had previously borrowed from US Federal in January 2005. The total borrowing of $7.1 million is under a note and secured by the Company’s Maple Plain and Litchfield facilities.  In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to the sale of the business, facility and assets of the Company’s etched metal components business.  Monthly principal and interest payments are due under the Note which bears interest at a rate of 7% per annum.  Monthly principal payments are determined using a 25 year amortization schedule with any remaining unpaid balance due on February 1, 2010.

          As of September 30, long-term obligations consist of:

(in thousands of U.S dollar equivalents)	2006	2005

Thailand BAY and TMB facilities:
590 million baht term loan	$—	$1,145
220 million baht term loan	—	95
400 million baht term loan	9,046	9,746
660 million baht term loan	14,367	15,529
U.S. based facilities:
US Federal Credit Union	5,399	7,019
Various capital leases	33	306

	28,845	33,840
Less current portion	9,045	6,022

	$19,800	$27,818

          At September 30, 2006 there were no outstanding balances under the packing credit, working capital and overdraft facilities.  At September 30, 2005, the outstanding balance under the Thailand packing credit facility was $13.9 million and there were no outstanding balances under the working capital and overdraft facilities.  As of September 30, 2005, the interest rate was 6.5% on the 590 and 220 million baht term loans and 5.0% on the 400 million baht term loan and 5.25% on the 660 million baht term loan. As of September 30, 2005, the packing credit facility interest rate was 4.375% and the working capital and overdraft facility interest rates were 6.75%.

          Assets under capital lease as of September 30, 2006 had an acquisition cost of $534,000 and a net book value of $72,000. The interest rate on this lease is 7.7%. Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2007—$9,045; 2008—$9,827; 2009—$4,656; 2009—$5,317; and none thereafter.  The recorded value of long-term debt approximates fair market value.

Note D.—Stockholders’ Equity

Stock Option Plans—

          The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise.  At September 30, 2006, the Company had 613,121 shares of common stock available for issuance under the plans.

Restricted Stock Plan—

          The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over five years. At September 30, 2006, the Company had 107,300 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during each of the three years in the period ending September 30, 2006 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price

Balance at October 1, 2003	1,990,402	7.11
Granted	567,779	8.85
Forfeited	(401,793)	8.71
Exercised	(148,170)	3.38

Balance at September 30, 2004	2,008,218	7.55
Granted	527,150	4.55
Forfeited	(363,425)	7.46
Exercised	(74,785)	1.81

Balance at September 30, 2005	2,097,158	6.99
Granted	574,850	3.11
Forfeited	(399,456)	5.88
Exercised	(136,575)	2.66

Balance at September 30, 2006	2,135,977	6.43

          Options exercisable at September 30:

	Number Exercisable	Weighted Average Exercise Price

2004	848,512	$9.93
2005	1,008,735	8.78
2006	1,064,527	8.48

          The following table summarizes information concerning currently outstanding and exercisable stock options:

Range of Exercise Prices	Number Outstanding	Options Outstanding			Options Exercisable

		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.00 - $2.80	352,500	5.9 years	$1.87	$658,928	205,355	$1.89	$388,737
3.46 - 4.84	899,700	8.4 years	3.71	3,337,077	168,070	4.19	704,986
5.04 - 9.80	486,377	6.5 years	8.50	4,133,961	296,302	7.99	2,366,386
10.20 - 11.54	232,350	1.5 years	11.11	2,581,083	231,750	11.11	2,574,627
12.59 - 15.00	110,050	4.1 years	13.05	1,436,692	108,050	13.05	1,410,528
26.21 - 28.82	55,000	1.0 years	28.76	1,581,877	55,000	28.76	1,581,877

	2,135,977			$13,729,618	1,064,527		$9,027,141

A summary of the status of the Entity’s nonvested shares as of September 30, 2006, and changes during the year ended September 30, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted Average Grant Date Fair Value

Nonvested at October 1, 2005	1,088,423	$2.19
Granted	574,850	1.25
Vested	(371,953)	1.76
Forfeited	(219,870)	1.76

Nonvested at September 30, 2006	1,071,450	$1.74

As of September 30, 2006, there was $1,358,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of shares vested during the years ended September 30, 2006, 2005, and 2004, was $653,000, $645,000, and $582,000, respectively.

Employee Stock Purchase Plan—

          The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 500,000 shares of common stock have been reserved for issuance. As of September 30, 2006, 312,939 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Note E.—Income Taxes

          The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended September 30:

	2006	2005	2004

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	—	0.1	1.3
Foreign operating income benefit	(7.3)	(15.4)	(11.1)
Change in valuation allowance	40.6	164.1	25.6
Adjustments to income tax provision accruals	—	—	0.4
Permanent differences	0.8	(0.2)	(1.0)

	0.1%	114.6%	(18.8)%

Components of the (benefit) provision for income taxes are as follows for the years ended September 30 (thousands of dollars):

	2006	2005	2004

Current:
Federal	$—	$—	$169
Foreign	—	—	945
State	9	4	12

	9	4	1,126
Deferred	—	12,856	(5,178)

	$9	$12,860	$(4,052)

          Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. As a result of the Company’s net operating loss position, the Company recorded a valuation allowance of $51,796,000 and $44,335,000 at September 30, 2006 and 2005.  A portion of the fiscal 2005 increase, $992,715, in the valuation allowance was recognized as a reduction in paid in capital to the extent that a tax benefit from employee stock option exercises was previously recognized as paid in capital.  The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied. The net operating loss and tax credit carry-forwards of $125,970,000 expire at various dates from September 2018 through September 2026.

          The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at September 30 (thousands of dollars):

	2006	2005

Current deferred tax assets:
Inventories	$117	$179
Receivables	74	74
Other current assets	(243)	—
Compensation and benefits	155	315
Restructuring	154	20
Other accruals	68	776
Valuation allowances	(325)	(1,364)

	$—	$—

Long-term deferred tax assets (liabilities)—net:
Accelerated depreciation	$1,559	$(1,975)
Intangibles	2,746	3,585
Prepaid royalties	(173)	—
Tax credit and NOL carryforwards	47,339	41,361
Valuation allowances	(51,471)	(42,971)

	$—	$—

Note F.—Derivative Instruments – Foreign Currency Transactions

          The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense.  Generally, these contracts have maturities of six months or less.  These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities.  The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges.  At September 30, 2006, the Company had open forward exchange contracts to buy Thailand baht maturing November 3, 2006; November 8, 2006; November 15, 2006; December 15, 2006; December 20, 2006 and January 5, 2007  with notional amounts of 190 million baht, 310 million baht, 130 million baht, 70 million baht, 230 million baht and 29 million baht, respectively.  The total open contracts for 959 million baht equates to approximately $25.5 million.

          Foreign currency transaction gains or (losses) included in net other (income) expense (in thousands):

(in thousands)	2006	2005	2004

Gain or (loss) from forward exchange contracts	$1,998	$(839)	$(354)
Other foreign currency gain or (loss)	(2,594)	949	407

Net gain or (loss) from foreign currency transactions	$(596)	$110	$53

Note G.—Retirement and Profit-Sharing Plans

          The Company sponsors a 401(k) retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of each dollar of employee elective deferral contributions, up to 3% of the employee’s compensation.  Company contributions for this plan were approximately $299,000, $372,000 and $387,000 for the years ended September 30, 2006, 2005 and 2004.

Note H.—Research and Development Costs

          The Company incurred research and development costs of approximately $4,538,000, $5,839,000 and $5,966,000 for the years ended September 30, 2006, 2005 and 2004.

Note I.—Foreign Operations and Significant Customers

          The Company continues to increase the functions performed in its Asian operation located in Lamphun, Thailand in order to take advantage of the proximity to customers and favorable labor and operating costs.  The Company had aggregate export sales of $164,089,000, $185,964,000, and $132,496,000 for the years ending September 30, 2006, 2005 and 2004, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 30, 2006 and 2005, long-lived assets of $43,351,000 and $40,353,000 were located in Thailand.

          International net sales concentrations in excess of 10% were:

	2006	2005	2004

Thailand	62%	65%	57%
Republic of China	26	26	24

          Revenues from three customers made up a significant portion of the Company’s total net sales during the years ending September 30:

	2006	2005	2004

Seagate	67%	66%	61%
Philips/TPO	14	15	7
Maxtor	6	7	14

Seagate acquired Maxtor in May 2006 and will combine their operations in future periods.  Philip’s Mobile Display Systems business unit was merged with Toppoly Optoelectronics Corporation of Taiwan to create a new company called TPO in November 2005.

 Accounts receivable from the above three customers are 79% and 92% of the Company’s accounts receivable at September 30, 2006 and 2005.

Note J.—Commitments and Contingencies

          The Company paid rent of $1,452,000, $1,212,000 and $1,271,000 in fiscal 2006, 2005 and 2004 under facility and equipment operating leases that expire at various dates through July 2011.  As of September 30, 2006, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2007—$594; 2008—$275; 2009—$258; 2010—$257; and 2011—$193.

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

Hutchinson Technology Inc. comprised of 38% and 35% of total purchases for the years ended September 30, 2006 and 2005, respectively.  Hutchinson Technology Inc. is the sole provider of suspension components for our FSA product which we expect to reach its end of life by fiscal 2008.

Note K.—Related Party Transactions

          Prior to March 7, 2006, the Company held 35% of the outstanding shares of Applied Kinetics Inc. (AKI).  AKI is a technology development company that focuses on manufacturing processes related to disk drive components.  AKI developed the manufacturing process technology utilized by the Company’s FSA products.  AKI granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products. On March 7, 2006, the Company entered into a Settlement Agreement with AKI pursuant to which, the parties dismissed with prejudice their lawsuits against one another in exchange for redemption by AKI of the 3,500 shares of AKI common stock owned by the Company and settlement of all royalty and rebate amounts under the License Agreement for prior and future periods.   The License Agreement remains in place and the Company will continue to make royalty payments related to the agreement.

          The Company had accounted for its investment in AKI on the equity method.  Included in other income are gains recorded related to the Company’s equity holding in AKI of $806,000 and $6,000 in fiscal 2005 and 2004, respectively.  In addition, the Company received consulting fees from AKI of $170,000 and $214,000 in fiscal 2005 and 2004.  The Company did not record any gains or losses on its AKI equity investment from the filing of its lawsuit against AKI and the AKI Inside Shareholders in July 2005 through the settlement of the lawsuit on March 7, 2006.  The Company recorded a $6,000 loss related to the sale of its equity holding in AKI as part of the March 7, 2006 settlement.

Note L.—Restructuring Charges

Litchfield and Eastlake restructuring:

          On January 16, 2006, the Company announced a plan to move all of its prototyping and high volume manufacturing from its Litchfield, Minnesota facilities to its Lamphun, Thailand facilities over the next twelve months.  On September 25, 2006, the Company announced an expansion of the previously announced Litchfield restructuring.  The Company had previously planned to retain its Litchfield facility to support development efforts once the FSA products being produced in Litchfield reached their end of life.  The current plan is to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007. Concurrent with FSA flexible circuit end of life production, the Company will also accelerate end of life production at its Eastlake, Ohio facility where it manufactures flexible circuit laminate materials.  As part of the plan, the Company divested its low-volume etched metal product line also located at its Litchfield facilities in June 2006.  In addition to closing the Litchfield and Eastlake facilities, the Company will also selectively reduce its indirect labor and general and administrative expenses at both its U.S. and Thailand locations.  The impairment and restructuring was triggered by the Company’s need to reduce its cost structure in order to compete effectively and the lower than expected level of revenue.

          Asset impairment charges of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006. The assets that were impaired include the Litchfield and Eastlake facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield facilities and Litchfield and Eastlake assets that will not be retained for use will be listed for sale or disposed.

          Total cash related restructuring charges excluding asset impairments of approximately $7.5 million are expected related to the expanded plan.  The $7.5 is comprised of $3.5 million for one-time termination benefits and $4.0 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield and Eastlake facilities. Through September 30, 2006, restructuring related charges excluding asset impairments related to the Litchfield and Eastlake restructuring were $2.0 million comprised of $0.9 for one-time termination benefits and $1.1 million for other moving and closing costs associated with closing the Litchfield facility.

Maple Plain restructuring:

          During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  During fiscal 2006, additional asset impairment charges of approximately $1.0 million related to the disposition of the Maple Plain assets and restructuring charges of approximately $1.6 million were recorded under the restructuring plan.  The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process.  The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility with final clean-up activities at the Maple Plain facility completed.  The Maple Plain facility has been listed for sale since June 2004.

          In order to reduce its cost structure, the Company closed its Maple Plain facility and consolidated its operations with the Company’s Lamphun, Thailand facility. In addition, the Company planned to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where we believe we have an advantage. Excluding asset impairment charges, restructuring charges were approximately $6.1 million. The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring—Maple Plain		Manufacturing Operations Restructuring—Litchfield and Eastlake		Total

	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits

Accrual at October 1, 2004	$—	$187	$—	$—	$187
Restructuring charges	1,846	925	—	—	2,771
Payments	(1,846)	(1,102)	—	—	(2,948)

Accrual at September 30, 2005	—	10	—	—	10
Restructuring charges	1,582	37	1,138	858	3,615
Payments	(1,582)	(47)	(1,138)	(486)	(3,253)

Accrual at September 30, 2006	$—	$—	$—	$372	$372

QUARTERLY FINANCIAL DATA

(Unaudited)

Fiscal 2006 *	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Net sales	$50,507,842	$51,539,389	$38,890,811	$32,206,324	$173,144,366
Gross profit	6,159,510	7,520,542	2,963,921	2,147,582	18,791,555
Net income (loss)	(9,769,033)	(535,015)	(933,805)	(5,732,156)	(16,970,009)
Net income (loss) per share:
Basic	$(0.51)	$(0.03)	$(0.05)	$(0.30)	$(0.88)
Diluted	$(0.51)	$(0.03)	$(0.05)	$(0.30)	$(0.88)

* The first, second, third and fourth quarters include restructuring charges of $9,929,000, $1,378,000, $597,000 and $2,865,000, respectively, related to the restructuring of the Company’s manufacturing operations and closing its Litchfield and Eastlake facilities.

Fiscal 2005 **	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Net sales	$40,041,490	$52,724,445	$60,019,524	$47,461,900	$200,247,359
Gross profit	3,899,662	1,507,390	5,427,602	4,127,010	14,961,664
Net income (loss)	(1,007,673)	(14,049,925)	(2,575,950)	(7,353,451)	(24,986,999)
Net income (loss) per share:
Basic	$(0.05)	$(0.73)	$(0.13)	$(0.38)	$(1.30)
Diluted	$(0.05)	$(0.73)	$(0.13)	$(0.38)	$(1.30)

** The first, second, third and fourth quarters include restructuring charges of $343,000, $466,000, $1,161,000 and $801,000, respectively, related to the restructuring of the Company’s manufacturing operations and closing its Maple Plain facility. The second and fourth quarters reflect the recording of valuation allowances of approximately $9,000,000 and $5,538,000 on the Company’s deferred tax asset.

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

          Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2006.

          Grant Thornton LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006 as stated in their report, which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the sections entitled “Election of Directors,”  “Governance Matters,” “Description of Committees of the Board of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive proxy statement to be mailed to shareholders on or about December 15, 2006, and to be filed with the Securities and Exchange Commission within 120 days after September 30, 2006 (the “2006 Proxy Statement”).  Except as set forth at Item 4A of this Annual Report, the information required by Item 10 is incorporated herein by reference from the sections noted above of the 2006 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the section entitled “Executive Compensation and Other Information” and “Executive Compensation and Other Information – Director Compensation” in the 2006 Proxy Statement.  The information required by Item 11 is incorporated herein by reference from the sections noted above of the 2006 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement.  The information required by Item 12 is incorporated herein by reference from the sections noted above of the 2006 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.  The information required by Item 13 is incorporated herein by reference from the sections noted above of the 2006 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the section entitled “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Procedures” in the 2006 Proxy Statement.  The information required by Item 14 is incorporated herein by reference from the sections noted above of the 2006 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

Page

(1)	Financial Statements

The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:

	• Consolidated Balance Sheets at September 30, 2006 and 2005	35
	• Consolidated Statements of Operations for each of the three years in the period ended September 30, 2006	36
	• Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2006	37
	• Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2006	38
	• Notes to Consolidated Financial Statements	39

(2)	Financial Statement Schedules

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

10(f)

*Form of Employment Agreement dated February 16, 2006 between Terry Dauenhauer and Keith Foerster and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 15, 2006.

10(g)	*Employment Agreement dated October 19, 2005 between William P. Murnane and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 19, 2005.

10(h)

Second Credit Facilities Agreement effective June 11, 2004 between Innovex (Thailand) Limited as the Borrower and The Industrial Finance Corporation of Thailand and Bank of Ayudhya Public Company Limited as the Creditor is incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Quarter Ended June 30, 2004.

10(i)

**License and Development Agreement dated October 12, 1999 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(j)

**First Amendment to the License and Development Agreement dated July 1, 2001 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(k)

**Second Amendment to the License and Development Agreement dated October 4, 2002 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(l)

**Third Amendment to the License and Development Agreement dated March 7, 2006 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2006.

10(m)

Business Note dated April 13, 2005 in the principal amount of $7,104,000 due February 1, 2010 with Innovex, Inc. as maker and US Federal Credit Union as lender is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 18, 2005.

10(n)

Modification Agreement for Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of April 13, 2005 made by Innovex, Inc. for the benefit of US Federal Credit Union is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 18, 2005.

10(o)	Lease Agreement dated as of July 8, 2005 between Innovex, Inc. and Curtis Investors Ltd. is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 8, 2005.

21	Subsidiaries of Innovex, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Vice President, Finance pursuant to 13a-14 and 15d-14 of the Exchange Act

32	Certificate pursuant to 18 U.S.C. § 1350

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

INNOVEX, INC.

	By	\s\ William P. Murnane

William P. Murnane
President and Chief Executive Officer

Date December 8, 2006	By	\s\ Douglas W. Keller

Douglas W. Keller
Principal Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

          Each of the undersigned hereby constitutes and appoints William P. Murnane and Douglas W. Keller as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

\s\ William P Murnane	President, Chief Executive Officer and Director
(principal executive officer)
William P. Murnane

\s\ Douglas W. Keller	Vice President, Finance
(principal financial officer)
Douglas W. Keller

\s\ Thomas W. Haley	Chairman and Director

Thomas W. Haley

\s\ D. Allen Andersen	Director

D. Allen Andersen

\s\ Philip D. Ankeny	Director

Philip D. Ankeny

\s\ Robert C. Buhrmaster	Director

Robert C. Buhrmaster

\s\ Kenneth J. Roering	Director

Kenneth J. Roering

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
September 30, 2006	$349,920	$—	$76,815	(1)	$273,105
September 30, 2005	374,644	—	24,724	(1)	349,920
September 30, 2004	342,844	52,886	21,086	(1)	374,644

(1) Represents writeoffs of bad debt and adjustments for disputed invoices.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
Innovex, Inc.

          We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Innovex, Inc. and Subsidiaries referred to in our report dated November 30, 2006, which is included in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
November 30, 2006