Form 10-Q
period 2006-12-31
INNOVEX INC
filed 2007-02-08
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2006

or

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

          As of January 29, 2007, 19,382,038 shares of the Company’s common stock, $.04 par value per share, were outstanding.

PART 1
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2006	September 30, 2006

ASSETS
Current assets:
Cash and equivalents	$15,764,934	$9,819,045
Accounts receivable, net	12,363,379	14,151,405
Inventories	11,437,777	12,009,288
Other current assets	3,428,601	2,544,926

Total current assets	42,994,691	38,524,664
Property, plant and equipment, net of accumulated depreciation of $54,870,000 and $52,784,000	51,680,298	51,560,241
Goodwill	3,000,971	3,000,971
Other assets	941,071	1,081,374

	$98,617,031	$94,167,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,405,681	$9,044,726
Line of credit	5,786,377	—
Accounts payable	13,419,689	15,724,543
Accrued compensation	1,908,819	2,545,072
Other accrued liabilities	2,062,116	1,543,850

Total current liabilities	33,582,682	28,858,191
Long-term debt, less current maturities	25,701,707	19,800,255
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,382,038 and 19,380,558 shares issued and outstanding	775,282	775,222
Capital in excess of par value	61,294,169	61,144,435
Retained earnings (Accumulated deficit)	(22,736,809)	(16,410,853)

Total stockholders’ equity	39,332,642	45,508,804

	$98,617,031	$94,167,250

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,

	2006	2005

Net sales	$26,016,841	$50,507,842
Costs and expenses:
Cost of sales	25,497,491	44,348,332
Selling, general and administrative	3,158,332	3,647,292
Royalty expense to equity investee	206,140	410,464
Engineering	999,799	1,389,026
Restructuring charges	1,841,319	732,371
Net asset impairment	—	9,196,204
Net interest (income) expense	533,685	448,809
Net other (income) expense	106,031	104,377

Income (loss) before taxes	(6,325,956)	(9,769,033)
Income taxes	—	—

Net income (loss)	$(6,325,956)	$(9,769,033)

Net income (loss) per share:
Basic	$(0.33)	$(0.51)

Diluted	$(0.33)	$(0.51)

Weighted average shares outstanding:
Basic	19,381,435	19,226,638

Diluted	19,381,435	19,226,638

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,325,956)	$(9,769,033)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,115,318	2,965,759
Asset impairment charges	—	9,196,204
Stock option expense	147,075	178,643
Deferred taxes	—	—
Other non-cash items	(11,253)	(7,743)
Changes in operating assets and liabilities:
Accounts receivable	1,788,026	8,360,314
Inventories	571,511	348,893
Other current assets	(883,675)	(228,570)
Other long term assets	139,574
Accounts payable	(2,304,854)	938,348
Accrued compensation and other accrued liabilities	(117,987)	(429,708)

Net cash provided by (used in) operating activities	(4,882,221)	11,553,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,239,838)	(1,290,437)
Proceeds from sale of assets	16,445	12,560

Net cash provided by (used in) investing activities	(2,223,393)	(1,277,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,724,482)	(658,518)
Issuance of long-term debt	8,986,889	595,768
Net activity on line of credit	5,786,377	(13,881,178)
Proceeds from exercise of stock options and employee stock purchase plan	2,719	23,090

Net cash provided by (used in) financing activities	13,051,503	(13,920,838)

Increase (decrease) in cash and equivalents	5,945,889	(3,645,608)
Cash and equivalents at beginning of period	9,819,045	12,914,110

Cash and equivalents at end of period	$15,764,934	$9,268,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$547,000	$548,000
Income taxes	$4,000	$8,000

INNOVEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Innovex, Inc. and its subsidiaries (the “Company”) after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of operating results have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company utilizes a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, the Company has described all periods as if they end at the end of the calendar quarter. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES
Litchfield restructuring:

On January 16, 2006, the Company announced a plan to move all of its prototyping and high volume manufacturing from its Litchfield, Minnesota facilities to its Lamphun, Thailand facilities over the following twelve months.  On September 25, 2006, the Company announced an expansion of the previously announced Litchfield restructuring.  The Company had previously planned to retain its Litchfield facility to support development efforts once the FSA products being produced in Litchfield reached their end of life.  The plan announced in September 2006 is to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007. Concurrent with FSA flexible circuit end of life production, the Company will also accelerate end of life production at its Eastlake, Ohio facility where it manufactures flexible circuit laminate materials.  In June 2006, as part of the plan, the Company divested its low-volume etched metal product line also located at its Litchfield facilities.  In addition to closing the Litchfield and Eastlake facilities, the Company will also selectively reduce its indirect labor and general and administrative expenses at both its U.S. and Thailand locations.  The restructuring was triggered by the Company’s need to reduce its cost structure in order to compete effectively and the Company’s lower than expected level of revenue.

Asset impairment charges of $8.1 million were recorded in the first quarter of fiscal 2006. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield facilities and assets that will not be retained for use in the product development center or transferred to Lamphun, Thailand will be listed for sale or disposed.  There were no asset impairment charges in the first quarter of fiscal 2007.

Total cash related restructuring charges excluding asset impairments of approximately $7.4 million are expected.  The $7.4 million is comprised of $3.5 million for one-time termination benefits and $3.9 million related to moving and closing costs associated with transferring portions of the Litchfield and Eastlake operations to Thailand and the disposition of the facilities not being retained.  Restructuring charges of $1.8 million related to the Litchfield and Eastlake restructuring were recorded in the first quarter of fiscal 2007.  These charges were comprised of $1.6 million for one-time termination benefits and $247,000 for moving and closing costs.  Through December 31, 2006, cumulative restructuring related charges excluding asset impairments related to the Litchfield and Eastlake restructuring were $3.8 million comprised of $2.4 for one-time termination benefits and $1.4 million for other moving and closing costs associated with closing the facilities.

Maple Plain restructuring:

During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million respectively, related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  During the first quarter of fiscal 2006, additional asset impairment charges of approximately $1.0 million related to the disposition of the Maple Plain assets and restructuring charges of approximately $732,000 were recorded under the restructuring plan.  There were no charges in the first quarter of fiscal 2007.  The manufacturing operation has been transferred from the Maple Plain facility to Lamphun, Thailand.  The Maple Plain facility has been listed for sale since June 2004.

In order to reduce its cost structure, the Company closed its Maple Plain facility and consolidated its operations with the Company’s Lamphun, Thailand facility. In addition, the Company will discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas where it believes it has an advantage. Excluding asset impairment charges, restructuring charges were approximately $6.1 million.  The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,995,062 shares of common stock were outstanding during the three month period ending December 31, 2006, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,597,248 shares of common stock were outstanding during the three month period ending December 30, 2005, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – STOCK BASED COMPENSATION

Commencing on October 1, 2005, the Company adopted Statement of Financial Accounting Standard  No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period.  The Company recorded $147,000 and $179,000 of related compensation expense for the three month periods ended December 31, 2006 and 2005, respectively, which is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The compensation expense increased both basic and diluted net loss by $0.01 for the three months ended December 31, 2006 and 2005.  As of December 31, 2006, $1,423,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.6 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three months ended December 31, 2006 and 2005 were $0.86 and $1.14, respectively. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

	Three Months Ended December 31,

	2006	2005

Risk-free interest rate	4.53%	4.25%
Expected volatility	46%	49%
Expected life (in years)	3.0	3.0
Dividend yield	—	—

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan.  The Company’s stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise.  At December 31, 2006, the Company had 438,821 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three to five years. At December 31, 2006, the Company had 107,300 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the three months ended December 31, 2006 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at October 1, 2006	2,135,977	$6.43
Granted	384,250	2.39
Forfeited	(209,950)	7.00
Exercised	(1,480)	1.84

Outstanding at December 31, 2006	2,308,797	5.71

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $2.80	717,485	7.9 years	$2.15	272,955	$1.89
3.06 - 4.84	814,520	8.2 years	3.71	288,189	3.92
5.04 - 9.80	455,992	6.2 years	8.44	335,042	8.19
10.20 - 11.54	159,150	1.8 years	11.50	159,150	11.50
12.59 - 15.00	109,150	3.9 years	13.06	107,150	13.05
26.21 - 28.82	52,500	0.7 years	28.76	52,500	28.76

	2,308,797		5.71	1,214,986	7.51

NOTE 5 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31, 2006	September 30, 2006

Raw materials and purchased parts	$5,590	$5,370
Work-in-process and finished goods	5,848	6,639

	$11,438	$12,009

NOTE 6 – DERIVATIVE INSTRUMENTS – FOREIGN CURRENCY TRANSLATION

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At December 31, 2006, the Company had open forward exchange contracts to sell US dollars in return for Thailand baht maturing on January 5, 2007; April 18, 2007; May 8, 2007; May 14, 2007; May 21, 2007; June 6, 2007; June 13, 2007; June 19, 2007 and June 26, 2007 with amounts of $0.8 million, $1.3 million, $9.7 million, $7.4 million, $2.2 million, $0.5 million, $1.5 million, $3.2 million and $0.5 million, respectively, for a total of $27.1 million.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

	Three months ended December 31,

	2006	2005

Gain or (loss) from forward exchange contracts	$1,698	$(58)

Other foreign currency gain or (loss)	(1,817)	(60)

Net gain or (loss) from foreign currency transactions	$(119)	$(118)

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

NOTE 8 – INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established when the realization of a deferred tax asset becomes less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company’s deferred tax asset valuation allowance fully offsets its deferred tax assets.  With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not be required to use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.

NOTE 9– RELATED PARTY TRANSACTIONS

Prior to March 7, 2006, the Company held 35% of the outstanding shares of Applied Kinetics Inc. (AKI).  On March 7, 2006, the Company entered into a Settlement Agreement with AKI pursuant to which the parties dismissed with prejudice their lawsuits against one another in exchange for redemption by AKI of the 3,500 shares of AKI common stock owned by the Company and settlement of all royalty and rebate amounts under the License Agreement for prior and future periods.

AKI is a technology development company that focuses on manufacturing processes related to disk drive components.  AKI developed the manufacturing process technology utilized by the Company’s FSA products.  AKI granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products.  The Company had accounted for its investment in AKI on the equity method.  The Company did not record any gains or losses on its AKI equity investment from the filing of its lawsuit against AKI and certain AKI Shareholders in July 2005 through the settlement of the lawsuit on March 7, 2006.  The Company recorded a $6,000 loss related to the sale of its equity holding in AKI as part of the March 7, 2006 settlement.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2006, as well as others not now anticipated.

We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

          We are a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives, liquid crystal displays (LCDs) for mobile communication devices, tape drives and arrays, flat panel displays (FPDs) and printers. Our customers include Hitachi, HP, Philips/TPO, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek and other leading electronic OEMs.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended December 31,

	2006	2005

Net Sales	100%	100%
Cost of goods sold	98.0	87.8

Gross profit	2.0	12.2
Operating expenses:
Selling, general and administrative and royalty expense	12.9	8.0
Engineering	3.9	2.8
Restructuring	7.1	19.6

Total operating expenses	23.9	30.4

Income (loss) from operations	(21.9)	(18.2)

Interest and other expense, net	(2.4)	(1.1)

Income (loss) before provision (benefit) for income taxes	(24.3)	(19.3)
Provision (benefit) for income taxes	—	—

Net income (loss)	(24.3)%	(19.3)%

Comparison of Three Months Ended December 31, 2006 and 2005

Net Sales

          Net sales were $26.0 million for the three months ended December 31, 2006, compared to $50.5 million for the three months ended December 31, 2005, a decrease of 49%. This decrease primarily reflects lower flat panel display (FPD) and flex suspension assembly (FSA) revenue, partially offset by an increase in actuator flex circuit (AFC) revenue.  AFC revenue increased to $9.6 million, driven by a higher level of qualifications on the current generation disk drive programs.  The decline in FSA revenue to $14.1 million reflects our FSA customer’s transition to its next generation of desktop disk drive products which uses an alternative technology. FPD revenue was lower than the prior year period as a result of our largest FPD customer experiencing lower demand from its customers, a merger related inventory rationalization and slower than expected new program transitions.  While we expect FSA revenue to continue to decrease during fiscal 2007 as the disk drive industry completes the transition to its next generation of products, we expect increases in AFC and FPD revenue in the second half of fiscal 2007 as compared to the first quarter of fiscal 2007 as new programs reach volume production.

          FSA sales to the disk drive industry generated 54% of our net sales for the three months ended December 31, 2006, compared to 56% for the three months ended December 31, 2005.  Sales of AFC’s to the disk drive industry were 37%, compared to 15%, FPD application net sales were 3% compared to 23%, sales from stacked memory applications were 4% compared to 2% and network system and other industry application sales were 2% compared to 4% for the three months ended December 31, 2006 and 2005, respectively.

Gross Profit

          Gross profit was $0.5 million for the three months ended December 31, 2006, compared to $6.2 million for the three months ended December 31, 2005.  Our gross margin for the three months ended December 31, 2006 decreased to 2%, from 12% for the three months ended December 31, 2005. The change in gross profit and margin as compared to the prior year reflects lower fixed cost absorption caused by lower revenue from the FSA and FPD products.  We expect gross profit and gross margins to increase during the second half of fiscal 2007 as revenue increases and further cost benefits of transitioning our manufacturing operation from the U.S to Thailand are realized.

Selling, General and Administrative and Royalty Expense

          Selling, general and administrative expenses including royalty expenses for the three months ended December 31, 2006 were $3.4 million, compared to $4.1 million in the three months ended December 31, 2005, a decrease of 17%. As a percentage of net sales, selling, general and administrative expenses were 12.9% for the three months ended December 31, 2006, compared with 8.0% for the same period in the prior year. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing.  The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll and travel expenses. The increase as a percentage of net sales from the prior year primarily reflects the decrease in revenue.  Selling, general and administrative expenses for the remainder of fiscal 2007 are expected to decrease slightly from the fiscal 2007 first quarter.

Engineering

          Engineering expenses for the three months ended December 31, 2006 were $1.0 million, compared to $1.4 million for the three months ended December 31, 2005, a decrease of 28%. The decrease was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.9% of sales for the three months ended December 31, 2006 compared to 2.8% for the same period in the prior year.

Restructuring

Litchfield restructuring:

On January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities over the next twelve months.  On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and move the remaining development efforts to our Thailand facilities.  The plan announced in September 2006 is to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007.  Concurrent with FSA flexible circuit end of life production, we will also accelerate end of life production at our Eastlake, Ohio facility where we manufacture flexible circuit laminate materials.  In June 2006, as part of the plan, we divested our low-volume etched metal product line also located at our Litchfield facilities.  In addition to closing our Litchfield and Eastlake facilities, we continue to selectively reduce our indirect labor and general and administrative expenses at both our U.S. and Thailand locations.  The restructuring was triggered by our need to reduce our cost structure in order to compete effectively and as a result of our lower than expected level of revenue.

We expect actions related to the expanded restructuring plan to be taken prior to the end of fiscal 2007.  These actions should result in an annual operating expense reduction of approximately $18 million, which will be realized in subsequent years.  The estimated savings of $18 million is based on a comparison of the fixed cost structure in place on December 31, 2005 to our estimated fixed cost structure for the fourth quarter of fiscal 2007 after completion of the planned restructuring.  Approximately $16.5 million of the projected savings are expected to have a positive impact on cash flow upon realization.  These cash related savings are comprised of $11.5 million related to compensation reductions and $5 million related to other spending.  The $1.5 million remaining savings are expected to be depreciation related and have no impact on cash flow.

Through December 31, 2006, annualized operating cost savings of approximately $11.5 million have been realized, primarily comprised of compensation savings of $7.5 million, other operating cost savings of $2.5 million and depreciation savings of $1.5 million.  The remaining expected benefit of $6.5 million is expected to be realized by the end of fiscal 2007.  The impact of these reductions on our fixed cost basis has not been evident in our operating results as a result of concurrent reductions in revenue.

Asset impairment charges of $8.1 million were recorded in the first quarter of fiscal 2006. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield and Eastlake facilities and assets that will not be retained for use in the product development center or transferred to Lamphun, Thailand will be listed for sale or disposed.  Capital expenditures of less than $1 million are expected related to the plan.  These expenditures would primarily increase selected capacity and capabilities at the Lamphun, Thailand facilities.  The Litchfield and Eastlake facilities remained in use as of December 31, 2006 but efforts are being made to sell the Litchfield facility and sublease the Eastlake facility in fiscal 2007 once the manufacturing in those facilities has been completed.

Total cash related restructuring charges excluding asset impairments of approximately $7.4 million are expected.  The $7.4 million is comprised of $3.5 million for one-time termination benefits and $3.9 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Litchfield facilities not being retained.  Restructuring charges of $1.8 million related to the Litchfield restructuring were recorded in the first quarter of fiscal 2007.  These charges were comprised of $1.6 million for one time termination benefits and $247,000 for moving and closing costs.

The restructuring plan calls for the elimination of 314 positions in the U.S. and Thailand consisting of 96 direct labor positions, 171 indirect labor production support positions and 47 administrative positions.  As of December 31, 2006, 170 positions have been eliminated and the overall plan remains substantially unchanged.

Maple Plain restructuring:

During fiscal 2004, we recorded asset impairment and restructuring charges of $13.1 million and $1.7 million respectively, related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan.  During the first quarter of fiscal 2006, additional asset impairment charges of approximately $1.1 million related to the disposition of the Maple Plain assets and restructuring charges of approximately $732,000 were recorded under the restructuring plan.  The manufacturing operation has been transferred from the Maple Plain facility to Lamphun, Thailand.  The Maple Plain facility has been listed for sale since June 2004.

In order to reduce our cost structure, we closed our Maple Plain facility and consolidated our operations with the Company’s Lamphun, Thailand facility. In addition, we planned to discontinue supporting the FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage. Excluding asset impairment charges, restructuring charges were approximately $6.1 million.  The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

Through December 31, 2006, operating cost savings of approximately $2.0 million per quarter have been realized primarily comprised of compensation and other cash related savings of $1.5 million per quarter or $6.0 million on an annual basis and depreciation savings of $0.5 million per quarter or $2.0 million on an annual basis.  The remaining expected benefit of $500,000 should be realized upon the sale of the Maple Plain facility and as the FSA product line reaches end of life.

The original restructuring plan called for the elimination of 168 positions comprised of 87 direct labor positions, 57 indirect labor production support positions and 24 administrative positions.  As of December 31, 2006, 170 positions had been eliminated.

Net Interest and Other Expense

          Net interest expense was $0.5 million for the three months ended December 31, 2006 and $0.4 million for the three months ended December 31, 2005.  The increase is the result of higher levels of debt outstanding during the first quarter of fiscal 2007 as compared to first quarter of fiscal 2006. Net other expense was $0.1 million in the three months ended December 31, 2006 and 2005.

Income Taxes

          No net income tax expense or benefit was recorded for the three months ended December 31, 2006 and 2005 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

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

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $15.8 million at December 31, 2006 and $9.8 million at September 30, 2006.

          For the three months ended December, 2006, net cash used in operating activities of $4.9 million resulted from the net loss for the period net of non-cash charges.  The decrease in accounts payable offset the decreases in accounts receivable and inventory.  Accounts receivable, inventory and accounts payable all decreased primarily related to lower FSA revenue in the fiscal 2007 first quarter as compared to the fourth quarter of fiscal 2006.  The FSA product contains a pass-through material component that makes up a large portion of the product cost and drives higher levels of revenue, receivables, inventory and payables than other products.

          Net cash used in investing activities was $2.2 million in the first three months of fiscal 2007, compared to $1.3 million in the first three months of fiscal 2006.  In fiscal 2007, net cash used in investing activities was attributed to capital spending related to process improvements at our Thailand facility.  Fiscal 2006 net cash used in investing activities was attributed to the expansion of our Thailand facility.

          Net cash provided by financing activities was $13.1 million in the first three months of fiscal 2007, compared to net cash used in financing activities of $13.9 million in the first three months of fiscal 2006. Fiscal 2007 net cash provided by financing activities was the result of the $5.8 million borrowed under our short-term Thailand packing credit facilities and a $7.6 million draw down under our new long term Thailand credit facilities partially offset by scheduled debt payments on our existing Thailand debt facilities and US based debt and capital leases.  For the first three months of fiscal 2006, net cash used in financing activities was primarily related to the $13.9 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations.

          In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provides for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date.  We drew down approximately $7.6 million under this new credit facility in December 2006.  In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks.  The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of December 31, 2006, we had approximately $30.1 million outstanding under our long-term Thailand credit facilities and a $5.8 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of December 31, 2006,under our long-term Thailand credit facilities was approximately $9.3 million and under our short-term credit facilities was approximately $28.1 million related to the packing credit and working capital facilities. As of December 31, 2006, we were in compliance with covenants under our Thailand credit facilities.

          In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. As of December 31, 2006, $5.3 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield and Maple Plain facilities.

          We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures for the next eighteen months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. We also filed a “shelf” registration statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for our AFC, stacked memory flex, FPD flex and other new products, our ability to meet our loan covenant requirements and cash flow from operations.

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at December 31, 2006 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations (1)	$10,772	$18,423	$5,694	—	$34,889
Operating Leases	395	528	386	—	1,309

Total	$11,167	$18,951	$6,080	—	$36,198

(1)	Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements

          There are no recent significant accounting pronouncements that we believe will have a significant effect on the Company’s financial statements in the future.

Forward Looking Statements

          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include those described under Part I, Item 1A, “Risk Factors” as our Annual Report on Form 10-K for the year ended September 30, 2006, as well as: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the risk related to the transfer of manufacturing operations from our Litchfield facilities to our Thailand facilities, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers’ market share, changes in manufacturing efficiencies and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.  In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At December 31, 2006, the Company had open forward exchange contracts to sell US dollars in exchange for Thailand baht maturing on January 5, 2007; April 18, 2007; May 8, 2007; May 14, 2007; May 21, 2007; June 6, 2007; June 13, 2007; June 19, 2007 and June 26, 2007 with amounts of $0.8 million, $1.3 million, $9.7 million, $7.4 million, $2.2 million, $0.5 million, $1.5 million, $3.2 million and $0.5 million, respectively, for a total of $27.1 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

ITEM 6.	EXHIBITS

                    The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certificate pursuant to 18 U.S.C. Section 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVEX, INC.

Date: February 8, 2007

	By	/s/ William P. Murnane

William P. Murnane
President and Chief Executive Officer

	By	/s/ Douglas W. Keller

Douglas W. Keller
Principal Financial Officer