Form 10-Q
period 2007-03-31
INNOVEX INC
filed 2007-05-09
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

or

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check One):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of May 1, 2007, 19,393,761 shares of the Company’s common stock, $.04 par value per share, were outstanding.

PART 1
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	September 30, 2006

ASSETS
Current assets:
Cash and equivalents	$7,860,297	$9,819,045
Accounts receivable, net	11,998,930	14,151,405
Inventories	11,367,669	12,009,288
Other current assets	3,803,979	2,544,926

Total current assets	35,030,875	38,524,664
Property, plant and equipment, net of accumulated depreciation of $55,758,000 and $52,784,000	45,327,934	51,560,241
Assets held for sale	3,976,992	—
Goodwill	3,000,971	3,000,971
Other assets	749,731	1,081,374

	$88,086,503	$94,167,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,424,912	$9,044,726
Line of credit	6,281,945	—
Accounts payable	11,163,318	15,724,543
Accrued compensation	1,965,732	2,545,072
Other accrued liabilities	2,427,752	1,543,850

Total current liabilities	32,263,659	28,858,191
Long-term debt, less current maturities	23,748,513	19,800,255
Stockholders’ equity:
Common stock, $.04 par value; 30,000,000 shares authorized, 19,393,761 and 19,380,558 shares issued and outstanding	775,750	775,222
Capital in excess of par value	61,467,522	61,144,435
Retained earnings (Accumulated deficit)	(30,168,941)	(16,410,853)

Total stockholders’ equity	32,074,331	45,508,804

	$88,086,503	$94,167,250

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	March 31, 2007	April 1, 2006

Net sales	$21,870,810	$51,539,389
Costs and expenses:
Cost of sales	21,839,632	44,018,847
Selling, general and administrative	2,998,632	4,340,489
Royalty expense	156,708	445,374
Engineering	813,118	1,371,222
Net asset impairment	792,295	(13,292)
Restructuring charges	1,886,000	1,391,233
Net (gain) loss on sale of assets	336,449	(187,213)
Interest expense	694,480	604,424
Interest income	(77,560)	(21,057)
Net other (income) expense	(136,812)	124,377

Income (loss) before taxes	(7,432,132)	(535,015)
Income taxes	—	—

Net income (loss)	$(7,432,132)	$(535,015)

Net income (loss) per share:
Basic	$(0.38)	$(0.03)

Diluted	$(0.38)	$(0.03)

Weighted average shares outstanding:
Basic	19,382,038	19,238,586

Diluted	19,382,038	19,238,586

	Six Months Ended

	March 31, 2007	April 1, 2006

Net sales	$47,887,651	$102,047,231
Costs and expenses:
Cost of sales	47,337,123	88,367,179
Selling, general and administrative	6,156,964	7,987,781
Royalty expense	362,848	855,838
Engineering	1,812,917	2,760,248
Net asset impairment	792,295	9,182,912
Restructuring charges	3,727,319	2,123,604
Net (gain) loss on sale of assets	325,196	(196,290)
Interest expense	1,264,310	1,090,241
Interest income	(113,705)	(58,065)
Net other (income) expense	(19,528)	237,831

Income (loss) before taxes	(13,758,088)	(10,304,048)
Income taxes	—	—

Net income (loss)	$(13,758,088)	$(10,304,048)

Net income (loss) per share:
Basic	$(0.71)	$(0.54)

Diluted	$(0.71)	$(0.54)

Weighted average shares outstanding:
Basic	19,381,736	19,232,612

Diluted	19,381,736	19,232,612

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

	March 31, 2007	April 1, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,758,088)	$(10,304,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,156,677	5,401,672
Asset impairment charges	792,295	9,182,912
Stock compensation expense	302,961	332,714
Other non-cash items	325,367	(207,685)
Changes in operating assets and liabilities:
Accounts receivable	2,152,475	6,828,741
Inventories	641,619	2,648,972
Other current assets	(1,259,053)	(1,558,472)
Other long term assets	330,184	2,395,597
Accounts payable	(4,561,225)	(2,223,116)
Accrued compensation and other accrued liabilities	304,562	(246,043)

Net cash provided by (used in) operating activities	(10,572,226)	12,251,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,231,310)	(4,582,173)
Proceeds from sale of assets	213,745	327,489

Net cash provided by (used in) investing activities	(3,017,565)	(4,254,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,302,466)	(2,864,095)
Issuance of long-term debt	9,630,910	1,998,608
Net activity on line of credit	6,281,945	(12,748,104)
Proceeds from exercise of stock options and employee stock purchase plan	20,654	83,629

Net cash provided by (used in) financing activities	11,631,043	(13,529,962)

Increase (decrease) in cash and equivalents	(1,958,748)	(5,533,402)
Cash and equivalents at beginning of period	9,819,045	12,914,110

Cash and equivalents at end of period	$7,860,297	$7,380,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,257,000	$1,149,000
Income taxes	$10,000	$9,000

INNOVEX, INC. AND SUBSIDIARIES
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

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30 which results in a 52 or 53 week year rather than a twelve-month fiscal year. The Company’s actual fiscal quarters end on the Saturday closest to the end of the calendar quarter.  All quarters presented in these financial statements contain 13 weeks.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 – RESTRUCTURING CHARGES

Litchfield restructuring:

On January 16, 2006, the Company announced a plan to move prototyping and high volume manufacturing from its Litchfield, Minnesota facilities to its Lamphun, Thailand facilities.  On September 25, 2006, the Company expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and move the remaining development efforts to its Thailand facilities.  The plan announced in September 2006 was to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007.  The plan also included acceleration of production end-of-life at the Company’s Eastlake, Ohio laminate material manufacturing facility.  In June 2006, as part of the plan, the Company divested its low-volume etched metal product line also located at its Litchfield facilities.  In addition to closing its Litchfield and Eastlake facilities, the Company continues to selectively reduce its indirect labor and general and administrative expenses at both its U.S. and Thailand locations.  The restructuring was triggered by the Company’s need to reduce its cost structure in order to compete effectively and as a result of its lower than expected level of revenue.

Asset impairment charges of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006 for a total of $10.1 million. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  Litchfield and Eastlake facilities and assets that will not be transferred to Lamphun, Thailand will be listed for sale or disposed.  A $300,000 loss on the sale of assets was recorded during the fiscal 2007 second quarter as a portion of these assets were sold.  There were no asset impairment charges in the first six months of fiscal 2007.

Total cash related restructuring charges excluding asset impairments of approximately $7.4 million are expected.  The $7.4 million is comprised of $3.2 million for one-time termination benefits and $4.2 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained.  Restructuring charges of $1.9 million related to the Litchfield and Eastlake restructuring were recorded in the second quarter of fiscal 2007.  These charges were comprised of $530,000 for one time termination benefits, $600,000 for moving and closing costs and $756,000 contract termination costs related to the Eastlake facility lease.  Total restructuring charges through March 31, 2007 were $5.7 million.  These charges were comprised of $3.0 million for one time termination benefits, $2.0 million for moving and closing costs and $756,000 contract termination costs related to the Eastlake facility lease.

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

The Company has a purchase agreement to sell the Maple Plain facility for $4,250,000 and the sale is expected to close during the fiscal 2007 third quarter.  An asset impairment charge of $792,000 was recorded in the fiscal 2007 second quarter to reduce the book value of the facility to its net realizable value.  The facility has been presented as assets held for sale in the accompanying balance sheet as of March 31, 2007. No additional restructuring charges are expected.

Excluding asset impairment charges, restructuring charges were approximately $6.1 million.  The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

NOTE 3 – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,919,328 and 1,921,393 shares of common stock were outstanding during the three and six month periods ending March 31, 2007, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,350,798 and 1,474,019 shares of common stock were outstanding during the three and six month periods ending April 1, 2006, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 – STOCK BASED COMPENSATION

The Company recorded $156,000 and $303,000 of related compensation expense for the three and six month periods ended March 31, 2007, respectively and $154,000 and $333,000 for the three and six month periods ended April 1, 2006, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The compensation expense increased both basic and diluted net loss by $0.01 for the three months ended March 31, 2007 and April 1, 2006 and $0.02 for the six months ended March 31, 2007 and April 1, 2006.  As of March 31, 2007, $1,258,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.4 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

	Three Months Ended		Six Months Ended

	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Risk-free interest rate	4.49%	4.33%	4.52%	4.26%
Expected volatility	50%	46%	50%	48%
Expected life (in years)	3.0	3.0	3.0	3.0
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$0.83	$1.48	$0.86	$1.18

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan.  The Company’s stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise.  At March 31, 2007 the Company had 514,456 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three to five years. At March 31, 2007, the Company had 107,300 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the six months ended March 31, 2007 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at October 1, 2006	2,135,977	6.43
Granted	384,250	2.39
Forfeited	(209,950)	7.00
Exercised	(1,480)	1.84

Outstanding at December 30, 2006	2,308,797	5.71
Granted	60,000	2.17
Forfeited	(135,635)	9.30
Exercised	—	—

Outstanding at March 31, 2007	2,233,162	5.41

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $2.80	747,035	7.8 years	$2.14	263,945	$1.89
3.06 - 4.84	788,800	8.0 years	3.71	281,469	3.93
5.04 - 9.80	437,677	6.0 years	8.45	327,302	8.17
10.20 - 11.54	110,650	1.6 years	11.50	110,650	11.50
12.59 - 15.00	108,500	3.6 years	13.06	106,500	13.05
26.21 - 28.82	40,500	0.5 years	28.77	40,500	28.77

	2,233,162		5.41	1,130,366	7.17

NOTE 5 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2007	September 30, 2006

Raw materials and purchased parts	$4,205	$5,370
Work-in-process and finished goods	7,163	6,639

	$11,368	$12,009

NOTE 6 – DERIVATIVE INSTRUMENTS – FOREIGN CURRENCY TRANSLATION

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At March 31, 2007, the Company had open forward exchange contracts to sell US dollars in return for Thailand baht maturing on April 18, 2007; May 8, 2007; May 14, 2007; May 21, 2007; June 6, 2007; June 13, 2007; June 19, 2007; June 26, 2007; July 9, 2007; July 10, 2007; July 10, 2007 and August 6, 2007 with amounts of $1.3 million, $9.7 million, $7.4 million, $2.2 million, $0.5 million, $1.5 million, $3.2 million, $0.5 million, $1.5 million, $1.1 million, $1.7 million and $3.9 million respectively, for a total of $34.5 million.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

	Three months ended		Six months ended

	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Gain or (loss) from forward exchange contracts	$468	$1,615	$2,166	$1,557

Other foreign currency gain or (loss)	(335)	(1,738)	(2,151)	(1,798)

Net gain or (loss) from foreign currency transactions	$133	$(123)	$15	$(241)

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

NOTE 10– RECENT ACCOUTNING PRONOUNCEMENTS

Fair Value Option:  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value).  SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect SFAS 159 to have a material effect on our financial condition or results of operations.

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

We utilize a fiscal year that ends on the Saturday nearest to September 30. Each quarter presented contains 13 weeks.

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

          Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On January 16, 2006, we announced a plan to retain a portion of our Litchfield operation as a product development center while transferring high volume manufacturing operations to Thailand and divesting the remaining portions of the Litchfield, Minnesota operation.  On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007.  The plan also included acceleration of end of life production of flexible circuit laminate material at our Eastlake, Ohio facility and a reduction of indirect labor and general and administrative expenses at our other U.S. and Thailand locations.  In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Six Months Ended

	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007

Net Sales	100%	100%	100%	100%
Cost of goods sold	85.4	99.9	86.6	98.9

Gross profit	14.6	0.1	13.4	1.1
Operating expenses:
Selling, general and administrative and royalty expense	9.3	14.4	8.7	13.6
Engineering	2.6	3.7	2.7	3.8
Restructuring and asset impairment	2.7	12.2	11.1	9.4
Net (gain) loss on sale of assets	0.4	1.6	(0.2)	0.7

Total operating expenses	15.0	31.9	22.3	27.5

Income (loss) from operations	(0.4)	(31.8)	(8.9)	(26.4)

Interest and other expense, net	(1.4)	(2.2)	(1.2)	(2.3)

Income (loss) before provision (benefit) for income taxes	(1.0)	(34.0)	(10.1)	(28.7)
Provision (benefit) for income taxes	—	—	—	—

Net income (loss)	(1.0)%	(34.0)%	(10.1)%	(28.7)%

Comparison of Three Months Ended March 31, 2007 and April 1, 2006

Net Sales

          Our net sales were $21.9 million for the three months ended March 31, 2007, compared to $51.5 million for the three months ended April 1, 2006, a decrease of 58%. This decrease primarily reflects lower flex suspension assembly (FSA) revenue and lower flat panel display (FPD) revenue.  The decline in FSA revenue to $11.6 million in the fiscal 2007 second quarter from $31 million in the prior year reflects our FSA customer’s transition to its next generation of desktop disk drive products which use an alternative technology. FPD revenue was lower than the prior year period as a result of our largest FPD customer experiencing lower demand from its customers and slower than expected new program transitions.  While we expect FSA revenue to continue to decrease during fiscal 2007 as the disk drive industry completes the transition to its next generation of products, we expect increases in actuator flex circuit (AFC) and FPD revenue in the second half of fiscal 2007 as compared to the first half of fiscal 2007 as new programs reach volume production.

          FSA sales to the disk drive industry generated 53% of our net sales for the three months ended March 31, 2007, compared to 60% for the three months ended April 1, 2006.  Sales of AFC’s to the disk drive industry were 32%, compared to 17%, FPD application net sales were 9% compared to 16%, sales from stacked memory applications were 2% compared to 3%, network system application sales were 4% compared to 2% and sales from other industry applications were less than 1% and 2% for the three months ended March 31, 2007 and April 1, 2006, respectively.

Gross Profit

          Our gross profit was $31,000 for the three months ended March 31, 2007 compared to $7.5 million for the three months ended April 1, 2006. Our gross margin for the three months ended March 31, 2007 decreased to 0.1%, from 15% for the three months ended April 1, 2006. The decrease in gross profit and gross margin as compared to the prior year reflects the cost reductions related to the transfer of operations from the U.S. facilities to the Thailand facilities which were not able to offset the decreased fixed cost absorption driven by lower revenue.  We expect gross profit and gross margins to improve during the second half of fiscal 2007 as revenue increases and further cost benefits of transitioning our manufacturing operation from the U.S to Thailand are realized.

Selling, General and Administrative and Royalty Expense

          Selling, general and administrative expenses including royalty expenses for the three months ended March 31, 2007 were $3.2 million, compared to $4.8 million in the three months ended April 1, 2006, a decrease of 34%. As a percentage of net sales, selling, general and administrative expenses were 14% for the three months ended March 31, 2007, up from 9% for the same period in the prior year. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing.  The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions and a $700,000 reduction in accrued incentive compensation. The increase as a percentage of net sales from the prior year primarily reflects the decrease in revenue.  Selling, general and administrative expenses for the remainder of fiscal 2007 are expected to decrease slightly from the fiscal 2007 second quarter.

Engineering

          Engineering expenses for the three months ended March 31, 2007 were $800,000, compared to $1.4 million for the three months ended April 1, 2006, a decrease of 41%. The decrease was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 4% of sales for the three months ended March 31, 2007 compared to 3% for the same period in the prior year.

Restructuring

Litchfield restructuring:

On January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities.  On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and move the remaining development efforts to our Thailand facilities.  The plan announced in September 2006 was to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007.  The plan also included acceleration of production end-of-life at our Eastlake, Ohio laminate material manufacturing facility.  In June 2006, as part of the plan, we divested our low-volume etched metal product line also located at our Litchfield facilities.  In addition to closing our Litchfield and Eastlake facilities, we continue to selectively reduce our indirect labor and general and administrative expenses at both our U.S. and Thailand locations.  The restructuring was triggered by our need to reduce our cost structure in order to compete effectively and as a result of our lower than expected level of revenue.

We expect actions related to the expanded restructuring plan to be completed prior to the end of fiscal 2007.  These actions should result in an annual operating expense reduction of approximately $18 million, which will be realized in subsequent years.  The estimated savings of $18 million is based on a comparison of the fixed cost structure in place on December 31, 2005 to our estimated fixed cost structure for the fourth quarter of fiscal 2007 after completion of the planned restructuring.  Approximately $17.0 million of the projected savings are expected to have a positive impact on cash flow upon realization.  These cash related savings are comprised of $12.0 million related to compensation reductions and $5 million related to other spending.  The $1.0 million remaining savings are expected to be depreciation related and have no impact on cash flow.

Through March 31, 2007, annualized operating cost savings of approximately $13.8 million have been realized, primarily comprised of compensation savings of $8.9 million, other operating cost savings of $3.9 million and depreciation savings of $1.0 million.  The remaining expected benefit of $4.2 million is expected to be realized by the end of fiscal 2007.  The impact of these reductions on our fixed cost basis has not been evident in our operating results as a result of concurrent reductions in revenue.

Asset impairment charges of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006 for a total of $10.1 million. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  The fair value of the Litchfield facility impairment was determined from an independent appraisal performed by Ruhland Commercial Consultants, Ltd.  The fair value of the equipment located at the facilities was determined from appraisals performed by Asset Reliance International, LLC. Litchfield and Eastlake facilities and assets that will not be transferred to Lamphun, Thailand will be listed for sale or disposed.  A $300,000 loss on the sale of assets was recorded during the fiscal 2007 second quarter as a portion of these assets were sold.  Capital expenditures of less than $1 million are expected related to the plan.  These expenditures would primarily increase selected capacity and capabilities at the Lamphun, Thailand facilities.

Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility is expected to be complete by the end of the fiscal 2007 third quarter.  Restructuring expense for the fiscal 2007 second quarter included $756,000 representing the net present value of the remaining Eastlake facility payments net of potential sublease cash inflows.  Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities is expected to be complete by the end of the fiscal 2007 third quarter. Efforts are being made to sell the Litchfield facilities and sublease the Eastlake facility in fiscal 2007.

Total cash related restructuring charges excluding asset impairments of approximately $7.4 million are expected.  The $7.4 million is comprised of $3.2 million for one-time termination benefits and $4.2 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained.  Restructuring charges of $1.9 million related to the Litchfield and Eastlake restructuring were recorded in the second quarter of fiscal 2007.  These charges were comprised of $530,000 for one time termination benefits, $600,000 for moving and closing costs and $756,000 contract termination costs related to the Eastlake facility lease.  Total restructuring charges through March 31, 2007 were $5.7 million.  These charges were comprised of $3.0 million for one time termination benefits, $2.0 million for moving and closing costs and $756,000 contract termination costs related to the Eastlake facility lease.

The restructuring plan calls for the elimination of 320 positions in the U.S. and Thailand consisting of 90 direct labor positions, 173 indirect labor production support positions and 57 administrative positions.  As of March 31, 2007, 283 positions have been eliminated and the overall restructuring plan remains substantially unchanged.

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

          We have a purchase agreement to sell the Maple Plain facility for $4,250,000 and the sale is expected to close during the fiscal 2007 third quarter.  An asset impairment charge of $792,000 was recorded in the fiscal 2007 second quarter to reduce the book value of the facility to its net realizable value.  No additional restructuring charges are expected.

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

          Through March 31, 2007, annualized operating cost savings of approximately $9 million have been realized primarily comprised of cash related compensation and other savings of $6 million on an annual basis and depreciation savings of $3 million on an annual basis.  An additional expected benefit of $1 million should be realized upon the sale of the Maple Plain facility and as the FSA product line reaches its end of life.

Net (Gain) Loss on the Sale of Assets

          Net loss on the sale of assets was $336,000 for the three months ended March 31, 2007 compared to a net gain on the sale of assets of $187,000 for the three months ended April 1, 2006. The change was a result of the loss on the sale of assets during the fiscal 2007 second quarter as a portion of the equipment from the Eastlake facility not being transferred to Thailand was sold at a loss during the quarter.

Net Interest and Other Expense

          Net interest expense was $0.6 million for the three months ended March 31, 2007 and April 1, 2006. Net other income was $137,000 in the three months ended March 31, 2007 as compared to net other expense of $124,000 in the three months ended April 1, 2006. The change was a result of a gain on foreign currency valuation being recorded in fiscal 2007 while a loss on foreign currency valuation was recorded in fiscal 2006.

Income Taxes

          No net income tax expense or benefit was recorded for the three months ended March 31, 2007 and April 1, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Comparison of Six Months Ended March 31, 2007 and April 1, 2006

Net Sales

          Our net sales were $47.9 million for the six months ended March 31, 2007, compared to $102.0 million for the six months ended April 1, 2006, a decrease of 53%. This decrease primarily reflects lower FSA revenue and lower FPD revenue.  The decline in FSA revenue to $26 million in the first 6 months of fiscal 2007 from $59 million in the prior year reflects our FSA customer’s transition to its next generation of desktop disk drive products which use an alternative technology. FPD revenue was lower than the prior year period as a result of our largest FPD customer experiencing lower demand from its customers and slower than expected new program transitions.

          FSA sales to the disk drive industry generated 54% of our net sales for the six months ended March 31, 2007, compared to 59% for the six months ended April 1, 2006.  Sales of AFC’s to the disk drive industry were 34%, compared to 16%, FPD application net sales were 6% compared to 19%, sales from stacked memory applications were 3% compared to 3%, network system application sales were 3% compared to 2% and sales from other industry applications were less than 1% for the six months ended March 31, 2007 compared to 1% for the six months ended April 1, 2006, respectively.

Gross Profit

          Our gross profit was $550,000 for the six months ended March 31, 2007, compared to $13.7 million for the six months ended April 1, 2006. Our gross margin for the six months ended March 31, 2007 decreased to 1%, from 13% for the six months ended April 1, 2006. The decrease in gross profit and gross margin as compared to the prior year reflects the cost reductions related to the transfer of operations from the U.S. facilities to the Thailand facilities not able to offset the decreased fixed cost absorption driven by lower revenue.

Selling, General and Administrative and Royalty Expense

          Selling, general and administrative expenses including royalty expenses for the six months ended March 31, 2007 were $6.5 million, compared to $8.8 million in the six months ended April 1, 2006, a decrease of 26%.  As a percentage of net sales, selling, general and administrative expenses were 14% for the six months ended March 31, 2007 and 9% for the six months ended April 1, 2006. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions and a $700,000 reduction in accrued incentive compensation. The increase as a percentage of net sales from the prior year primarily reflects the decrease in revenue.

Engineering

          Engineering expenses for the six months ended March 31, 2007 were $1.8 million, compared to $2.8 million for the six months ended April 1, 2006, a decrease of 34%. The decrease was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 4% of sales for the six months ended March 31, 2007 and 3% of sales for the six months ended April 1, 2006.

Restructuring

Litchfield restructuring:

As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities.  On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility.  Restructuring charges of $3.7 million were recorded during the first six months of fiscal 2007 related to the Litchfield restructuring.  These charges were comprised of $2.1 million for one time termination benefits, $0.8 million for moving and closing costs and $756,000 contract termination costs related to the Eastlake facility lease.  Restructuring charges of $739,000 were recorded during the first six months of fiscal 2006 related to the Litchfield restructuring.  These charges were comprised of $576,000 for one time termination benefits and $163,000 for moving and closing costs.  Asset impairment charges of $8.1 million were recorded in the first quarter of fiscal 2006 related to the Litchfield facilities and related equipment.

Maple Plain restructuring:
An asset impairment charge of $792,000 was recorded in the fiscal 2007 second quarter to reduce the book value of the facility to its net realizable value.  During the first six months of fiscal 2006, restructuring charges of $1,384,000 were recorded under the restructuring plan related to closing the Maple Plain facility and the discontinuation of support of the FSA attachment process.  These charges were primarily related to moving and closing costs.

Net (Gain) Loss on the Sale of Assets

          Net loss on the sale of assets was $325,000 for the six months ended March 31, 2007 compared to a net gain on the sale of assets of $196,000 for the three months ended April 1, 2006. The change was a result of the loss on the sale of assets during the fiscal 2007 second quarter as a portion of the equipment from the Eastlake facility not being transferred to Thailand was sold at a loss during the quarter.

Net Interest and Other Expense

          Net interest expense was $1.2 million for the six months ended March 31, 2007 and $1.0 million for the six months ended April 1, 2006.  The increase is the result of higher average levels of debt outstanding during fiscal 2007.  Net other income was $20,000 in the six months ended March 31, 2007 as compared to net other expense of $238,000 in the six months ended April 1, 2006. The change was a result of the loss on foreign currency valuation in fiscal 2006.

Income Taxes

No net income tax expense or benefit was recorded for the six months ended March 31, 2007 and April 1, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Critical Accounting Policies

          Our significant accounting policies are described in Note A to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report for the year ended September 30, 2006.  The accounting policies used in preparing our interim 2007 Consolidated Financial Statements are the same as those described in our Annual Report.

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $7.9 million at March 31, 2007 and $9.8 million at September 30, 2006.

          For the six months ended March 31, 2007, net cash used in operating activities of $10.6 million primarily resulted from the net loss for the period net of non-cash charges.  The decreases in accounts receivable and inventory partially offset the decrease in accounts payable.  Accounts receivable, inventory and accounts payable all decreased primarily related to lower FSA revenue in the fiscal 2007 second quarter as compared to the fiscal 2007 first quarter.  The FSA product contains a pass-through material component that makes up a large portion of the product cost and drives higher levels of revenue, receivables, inventory and payables than other products.

          Net cash used in investing activities was $3.0 million in the first six months of fiscal 2007, compared to $4.3 million in the first six months of fiscal 2006.  In fiscal 2007, net cash used in investing activities was attributed to capital spending related to process improvements at our Thailand facility.  Fiscal 2006 net cash used in investing activities was attributed to the expansion of our Thailand facility.

          Net cash provided by financing activities was $11.6 million in the first six months of fiscal 2007, compared to net cash used in financing activities of $13.5 million in the first six months of fiscal 2006. Fiscal 2007 net cash provided by financing activities was the result of the $6.3 million borrowed under our short-term Thailand packing credit facilities and a $7.8 million draw down under our new long term Thailand credit facilities and a $1.8 million increase in the U.S. dollar foreign exchange valuation of the Thailand baht denominated debt partially offset by scheduled debt payments on our existing Thailand debt facilities and US based debt and capital leases.  For the first six months of fiscal 2006, net cash used in financing activities was primarily related to the $12.7 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations.

          In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provides for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date.  We drew down approximately $7.8 million under this new credit facility in the first 6 months of fiscal 2007.  In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks.  The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of March 31, 2007, we had approximately $28.9 million outstanding under our long-term Thailand credit facilities and a $6.3 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of March 31, 2007 under our long-term Thailand credit facilities was approximately $9.0 million and under our short-term credit facilities was approximately $28.0 million related to the packing credit and working capital facilities. As of March 31, 2007, we were in compliance with covenants under our Thailand credit facilities.

          In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. As of March 31, 2007, $5.3 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield and Maple Plain facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

          We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures for the next twelve months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. We also filed a “shelf” registration statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for our AFC, stacked memory flex, FPD flex and other new products, our ability to meet our loan covenant requirements and cash flow from operations.

Contractual Obligations

          The table below discloses a summary of the Company’s specified contractual obligations at March 31, 2007 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

Long-term Debt Obligations (1)	$10,787	$21,711	$2,683	—	$35,181
Operating Leases	292	520	321	—	1,133

Total	$11,079	$22,231	$3,004	—	$36,314

(1)	Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements

          Fair Value Option:  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value).  SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect SFAS 159 to have a material effect on our financial condition or results of operations.

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

          We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At March 31, 2007, the Company had open forward exchange contracts to sell US dollars in return for Thailand baht maturing on April 18, 2007; May 8, 2007; May 14, 2007; May 21, 2007; June 6, 2007; June 13, 2007; June 19, 2007; June 26, 2007; July 9, 2007; July 10, 2007; July 10, 2007 and August 6, 2007 with amounts of $1.3 million, $9.7 million, $7.4 million, $2.2 million, $0.5 million, $1.5 million, $3.2 million, $0.5 million, $1.5 million, $1.1 million, $1.7 million and $3.9 million respectively, for a total of $34.5 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)

The Annual Meeting of the shareholders of Innovex, Inc. was held on January 16, 2007.  There were 19,382,038 shares of common stock entitled to vote at the meeting and a total of 17,970,850 shares were represented at the meeting.

b)	Five directors were elected at the meeting to serve until the next Annual Meeting of shareholders or until their respective successors are elected and qualified. Shares were voted as follows:

	For	Withheld

D. Allen Andersen	17,392,534	578,316
Philip D. Ankeny	17,409,267	561,583
Robert C. Buhrmaster	17,408,910	561,940
William P. Murnane	17,406,973	563,877
Kenneth J. Roering	17,405,083	565,767

c)	Other matters voted on at the meeting:

Proposal #2   A proposal to approve an amendment to the 1994 Stock Option Plan in increase the number of shares underlying options automatically granted to non-employee directors from 10,000 to 15,000.  Shares were voted as follows:

For	Against	Abstain

8,284,285	1,085,156	55,043

Proposal #3. A proposal was made to approve the selection of the Company’s independent auditors for the current fiscal year. Shares were voted as follows:

For	Against	Abstain

17,762,012	188,738	20,100

Accordingly, each nominee was elected as a director, proposal #2 was approved and the appointment of Grant Thornton LLP was approved.

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

Date: May 9, 2007

	By	/s/ William P. Murnane

William P. Murnane
President and Chief Executive Officer

	By	/s/ Douglas W. Keller

Douglas W. Keller
Principal Financial Officer