Form 10-Q
period 2007-06-30
INNOVEX INC
filed 2007-08-02
CIK 50601

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2007

                                       or

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

                3033 Campus Drive, Suite E180, Plymouth, MN 55441
                    (Address of principal executive offices)

                          (763) 383-4000 (Registrant's
                     telephone number, including area code)


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

[X] Yes [_] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check One):

Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

     As of July 23, 2007, 19,397,095 shares of the Company's common stock, $.04 par value per share, were outstanding.

================================================================================

                                      Index

PART I.        FINANCIAL INFORMATION
-------        ---------------------

Item 1.        Financial Statements.
-------        ---------------------
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------        --------------------------------------------------------------------------------------
Item 3.        Quantitative and Qualitative Disclosures about Market Risk.
-------        -----------------------------------------------------------
Item 4         Controls and Procedures.
------         ------------------------

PART II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings
-------        -----------------

Item 6.        Exhibits.
-------        ---------

SIGNATURES
----------

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                     June 30,      September 30,
                                                                                       2007           2006
                                                                                   --------------- -------------
ASSETS
Current assets:
  Cash and equivalents                                                            $    9,672,575  $   9,819,045
  Accounts receivable, net                                                            10,187,159     14,151,405
  Inventories                                                                          9,968,822     12,009,288
  Other current assets                                                                 2,671,599      2,544,926
                                                                                  --------------- --------------
    Total current assets                                                              32,500,155     38,524,664

Property, plant and equipment, net of accumulated depreciation of $49,469,000
  and $52,784,000                                                                     40,688,951     51,560,241
Assets held for sale                                                                   2,091,055              --
Goodwill                                                                               3,000,971      3,000,971
Other assets                                                                             908,867      1,081,374
                                                                                  --------------- --------------
                                                                                  $   79,189,999  $  94,167,250
                                                                                  =============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                            $   10,963,262  $   9,044,726
  Line of credit                                                                      13,626,520              --
  Accounts payable                                                                     9,676,534     15,724,543
  Accrued compensation                                                                 1,717,218      2,545,072
  Other accrued liabilities                                                            1,620,461      1,543,850
                                                                                  --------------- --------------
    Total current liabilities                                                         37,603,995     28,858,191

Long-term debt, less current maturities                                               17,618,502     19,800,255

Stockholders' equity:
  Common stock, $.04 par value; 30,000,000 shares authorized, 19,397,095 and
    19,380,558 shares issued and outstanding                                             775,884        775,222
  Capital in excess of par value                                                      61,584,388     61,144,435
  Retained earnings (Accumulated deficit)                                            (38,392,770)   (16,410,853)
                                                                                  --------------- --------------
    Total stockholders' equity                                                        23,967,502     45,508,804
                                                                                  --------------- --------------
                                                                                  $   79,189,999  $  94,167,250
                                                                                  =============== ==============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                              Three Months Ended
                                                                  ------------------------------------------
                                                                       June 30, 2007         July 1, 2006
                                                                  ----------------------- ------------------
Net sales                                                           $          18,150,064   $     38,890,811
Costs and expenses:
  Cost of sales                                                                19,612,363         35,926,890
  Selling, general and administrative                                           2,835,808          3,573,197
  Royalty expense                                                                 136,131            331,150
  Engineering                                                                     765,556          1,274,764
  Restructuring charges                                                         1,369,182            597,152
  Net (gain) loss on sale of assets                                               912,769         (2,672,691)
  Interest expense                                                                648,205            574,524
  Interest income                                                                 (32,217)           (41,974)
  Net other (income) expense                                                      126,096            261,604
                                                                  ----------------------- ------------------
Income (loss) before taxes                                                     (8,223,829)          (933,805)
Income taxes                                                                           --                 --
                                                                  --------------------------------------------
Net income (loss)                                                   $          (8,223,829)  $       (933,805)
                                                                  ============================================

Net income (loss) per share:
  Basic                                                             $               (0.42)  $          (0.05)
                                                                  ======================= ==================
  Diluted                                                           $               (0.42)  $          (0.05)
                                                                  ======================= ==================

Weighted average shares outstanding:
  Basic                                                                        19,396,106         19,367,073
                                                                  ======================= ==================
  Diluted                                                                      19,396,106         19,367,073
                                                                  ======================= ==================



                                                                               Nine Months Ended
                                                             ------------------------------------------------------
                                                                   June 30, 2007               July 1, 2006
                                                             -------------------------- ---------------------------
Net sales                                                     $              66,037,715  $              140,938,042
Costs and expenses:
  Cost of sales                                                              66,949,486                 124,294,069
  Selling, general and administrative                                         8,992,772                  11,560,978
  Royalty expense                                                               498,979                   1,186,988
  Engineering                                                                 2,578,473                   4,035,012
  Net asset impairment                                                          789,867                   9,134,234
  Restructuring charges                                                       5,098,929                   2,769,434
  Net (gain) loss on sale of assets                                           1,237,965                  (2,868,981)
  Interest expense                                                            1,912,515                   1,664,765
  Interest income                                                              (145,922)                   (100,039)
  Net other (income) expense                                                    106,568                     499,435
                                                             -------------------------- ---------------------------
Income (loss) before taxes                                                  (21,981,917)                (11,237,853)
Income taxes                                                                         --                          --
                                                             -------------------------- ---------------------------
Net income (loss)                                             $             (21,981,917) $              (11,237,853)
                                                               ======================== ===========================

Net income (loss) per share:
  Basic                                                       $                   (1.13) $                    (0.58)
                                                               ========================   =========================
  Diluted                                                     $                   (1.13) $                    (0.58)
                                                               ========================   =========================

Weighted average shares outstanding:
  Basic                                                                      19,386,526                  19,277,432
                                                             ========================== ===========================
  Diluted                                                                    19,386,526                  19,277,432
                                                             ========================== ===========================

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   Nine Months Ended
                                                                        ----------------------------------------
                                                                          June 30, 2007        July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $      (21,981,917) $       (11,237,853)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                  6,148,613            7,968,270
  Asset impairment charges                                                         789,867            9,131,804
  Stock compensation expense                                                       419,957              496,934
  (Gain) loss on sale of assets                                                  1,237,965           (2,868,981)
  Other non-cash items                                                               8,919             (426,794)
Changes in operating assets and liabilities:
    Accounts receivable                                                          3,964,246           13,905,232
    Inventories                                                                  2,040,466            4,650,950
    Other current assets                                                          (126,673)            (973,059)
    Other long term assets                                                         169,875            2,536,618
    Accounts payable                                                            (6,048,009)          (5,101,083)
    Accrued compensation and other accrued liabilities                            (751,243)            (599,613)
                                                                        ------------------- --------------------
Net cash provided by (used in) operating activities                            (14,127,934)          17,482,425

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (4,154,093)          (7,247,792)
  Proceeds from sale of assets                                                   4,751,596            5,344,204
                                                                        ------------------- --------------------
Net cash provided by (used in) investing activities                                597,503           (1,903,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                         (10,963,285)          (6,165,073)
  Issuance of long-term debt                                                    10,700,068            2,438,764
  Net activity on line of credit                                                13,626,520          (12,728,277)
  Proceeds from exercise of stock options and employee stock purchase
    plan                                                                            20,658              406,170
                                                                         ------------------- --------------------
Net cash provided by (used in) financing activities                             13,383,961          (16,048,416)
                                                                        ------------------- --------------------

Increase (decrease) in cash and equivalents                                       (146,470)            (469,579)

Cash and equivalents at beginning of period                                      9,819,045           12,914,110
                                                                        ------------------- --------------------

Cash and equivalents at end of period                                   $        9,672,575  $        12,444,531
                                                                        =================== ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                            $        1,925,000  $         1,716,000
    Income taxes                                                        $           11,000  $                 --

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

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30 which results in a 52 or 53 week year rather than a twelve-month fiscal year. The Company's actual fiscal quarters end on the Saturday closest to the end of the calendar quarter. All quarters presented in these financial statements contain 13 weeks. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 - RESTRUCTURING CHARGES
Litchfield restructuring:
On January 16, 2006, the Company announced a plan to move prototyping and high volume manufacturing from its Litchfield, Minnesota facilities to its Lamphun, Thailand facilities. On September 25, 2006, the Company expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and move the remaining development efforts to its Thailand facilities. The plan announced in September 2006 was to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007. The plan also included acceleration of production end-of-life at the Company's Eastlake, Ohio laminate material manufacturing facility. In June 2006, as part of the plan, the Company divested its low-volume etched metal product line also located at its Litchfield facilities. In addition to closing its Litchfield and Eastlake facilities, the Company continues to selectively reduce its indirect labor and general and administrative expenses at both its U.S. and Thailand locations. The restructuring was triggered by the Company's need to reduce its cost structure in order to compete effectively and as a result of its lower than expected level of revenue.

Asset impairment charges of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006 for a total of $10.1 million. The assets that were impaired include the Litchfield facilities and related equipment. The fair value of these assets was determined using appraised values. Assets that were not transferred to Lamphun, Thailand were sold or disposed. A $1.2 million loss on the sale or disposal of these assets was recorded during the first nine months of fiscal 2007 including $900,000 in the fiscal 2007 third quarter. There were no asset impairment charges in the first nine months of fiscal 2007.

The Company has a purchase agreement to sell its Litchfield facilities for $2.4 million and the sale is expected to close during the fiscal 2007 fourth quarter. The facilities have been presented as assets held for sale in the accompanying balance sheet as of June 30, 2007. No additional restructuring charges are expected.

Total cash related restructuring charges excluding asset impairments of approximately $8.0 million are expected. The $8.0 million is comprised of $3.2 million for one-time termination benefits and $4.8 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $5.1 million related to the Litchfield and Eastlake restructuring were recorded in the first nine months of fiscal 2007. These charges were comprised of $2.4 million for one time termination benefits, $1.9 million for moving and closing costs and $0.8 million contract termination costs related to the Eastlake facility lease. Total restructuring charges through June 30, 2007 were $7.1 million. These charges were comprised of $3.2 million for one time termination benefits, $3.1 million for moving and closing costs and $0.8 million contract termination costs related to the Eastlake facility lease.

Maple Plain restructuring:

During fiscal 2004, the Company recorded asset impairment and restructuring charges of $13.1 million and $1.7 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. In fiscal 2005 additional restructuring charges of $2.8 million were recorded related to the plan. During fiscal 2006, additional asset impairment charges of approximately $1.0 million related to the disposition of the Maple Plain assets and restructuring charges of approximately $1.6 million were recorded under the restructuring plan. An asset impairment charge of $792,000 was recorded in the fiscal 2007 second quarter to reduce the book value of the facility to its net realizable value as determined by a purchase agreement to sell the facility. The Maple Plain facility was sold for $4.25 million in the quarter ending June 30. 2007. The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process. The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility.

Excluding asset impairment charges, restructuring charges were approximately $6.1 million. The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

NOTE 3 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 2,093,170 and 1,978,652 shares of common stock were outstanding during the three and nine month periods ending June 30, 2007, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 934,627 and 1,294,222 shares of common stock were outstanding during the three and nine month periods ending July 1, 2006, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - STOCK BASED COMPENSATION
The Company recorded $114,000 and $417,000 of related compensation expense for the three and nine month periods ended June 30, 2007, respectively and $168,000 and $501,000 for the three and nine month periods ended July 1, 2006, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense increased both basic and diluted net loss by $0.01 for the three months ended June 30, 2007 and July 1, 2006, $0.02 for the nine months ended June 30, 2007 and $0.03 for the nine months ended July 1, 2006. As of June 30, 2007, $1,001,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.4 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No options were granted in the three months ended July 1, 2006. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

                                Three Months Ended        Nine Months Ended
                              June 30,   July 1, 2006  June 30,
                                 2007                     2007     July 1, 2006
Risk-free interest rate         4.54%              --    4.53%         4.26%
Expected volatility              46%               --     48%           48%
Expected life (in years)         3.0               --     3.0           3.0
Dividend yield                        --           --           --            --
Weighted average fair value of
 options granted                $0.66              --    $0.85         $1.18

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan. The Company's stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At June 30, 2007 the Company had 642,926 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three years. At June 30, 2007, the Company had 107,300 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the nine months ended June 30, 2007 are summarized as follows:
                                               Number of            Weighted
                                            Shares Under           Average
                                               Option           Exercise Price
                                        --------------------- ------------------
Outstanding at October 1, 2006                      2,135,977               6.43

  Granted                                             384,250               2.39
 Forfeited                                           (209,950)              7.00
 Exercised                                             (1,480)              1.84
                                        ---------------------

Outstanding at December 30, 2006                    2,308,797               5.71

  Granted                                              60,000               2.17
 Forfeited                                           (135,635)              9.30
 Exercised                                                 --                 --

                                        ---------------------
Outstanding at March 31, 2007                       2,233,162               5.41

  Granted                                              30,000               1.86
 Forfeited                                           (158,470)              6.00
 Exercised                                             (3,334)                --

                                        ---------------------
Outstanding at June 30, 2007                        2,101,358               5.32
                                        =====================




The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                            Options Outstanding                 Options Exercisable
                                                            -------------------                 -------------------



                                                        Weighted
                                                         Average              Weighted                       Weighted
                                                        Remaining             Average                         Average
       Range of                 Number                 Contractual            Exercise          Number       Exercise
   Exercise Prices            Outstanding                 Life                 Price         Exercisable       Price
---------------------- ------------------------- ----------------------- ------------------ -------------- -------------
   $      0.00 - $2.41                   731,926               7.5 years   $           2.13        264,910  $       1.88
           2.70 - 4.84                   724,460               7.4 years               3.70        280,219          3.90
           5.28 - 9.80                   402,422               5.4 years               8.41        313,397          8.15
         11.49 - 11.51                   103,900               1.3 years              11.50        103,900         11.50
         12.59 - 13.79                   103,650               3.4 years              13.05        101,650         13.05
         28.75 - 28.82                    35,000               0.2 years              28.77         35,000         28.77
                       -------------------------                                            --------------

                                       2,101,358                                       5.32      1,099,076          6.98
                       =========================                                            ==============

NOTE 5 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                                 June 30,       September 30,
                                                   2007             2006
                                               ---------------- ----------------
Raw materials and purchased parts             $         3,300  $         5,370
Work-in-process and finished goods                      6,669            6,639
                                               ---------------- ----------------
                                              $         9,969  $        12,009
                                              ================ =================

NOTE 6 - DERIVATIVE INSTRUMENTS - FOREIGN CURRENCY TRANSLATION

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At June 30, 2007, the Company had open forward exchange contracts to sell US dollars in return for Thailand baht maturing on July 9, 2007; July 10, 2007; July 16, 2007; August 6, 2007; November 9, 2007;
November 15, 2007; November 26, 2007; December 11, 2007; and December 19, 2007 with amounts of $1.5 million, $1.0 million, $1.7 million, $3.9 million, $12.6 million, $9.5 million, $1.8 million, $1.8 million and $2.2 million respectively, for a total of $36.0 million.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

                                                   Three months ended                 Nine months ended
                                             --------------------------------  ---------------------------------
                                             March 31, 2007    July 1, 2006    March 31, 2007    July 1, 2006
                                             ---------------  ---------------  ---------------- ----------------
Gain or (loss) from forward exchange         $          340   $           33   $         2,506  $         1,590
  contracts
                                             ---------------  ---------------  ---------------- ----------------
Other foreign currency gain or (loss)                  (475)            (297)           (2,627)          (2,095)
                                             ---------------  ---------------  ---------------- ----------------
Net gain or (loss) from foreign currency     $         (135)  $         (264)  $          (121) $          (505)
  transactions
                                             ===============  ===============  ================ ================

NOTE 7 - REVENUE RECOGNITION
The Company makes electronic components (flexible circuits) based on customer specifications. The Company's revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. In recognizing revenue in any period, the Company applies the provisions of SEC Staff Accounting Bulletin 104, "Revenue Recognition." Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

For all sales, a binding purchase order is used as evidence of an arrangement. The Company also stores inventory in warehouses (JIT hubs - third party owned warehouses) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods. The Company has an implied warranty that the products meet the customer's specification. Credits are issued for customer returns.

NOTE 8 - INCOME TAXES
The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established when the realization of a deferred tax asset becomes less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company's current deferred tax asset valuation allowance fully offsets its deferred tax assets. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.

NOTE 9- RELATED PARTY TRANSACTIONS
Prior to March 7, 2006, the Company held 35% of the outstanding shares of Applied Kinetics Inc. (AKI). On March 7, 2006, the Company entered into a Settlement Agreement with AKI pursuant to which the parties dismissed with prejudice their lawsuits against one another in exchange for redemption by AKI of the 3,500 shares of AKI common stock owned by the Company and settlement of all royalty and rebate amounts under the License Agreement for prior and future periods.

AKI is a technology development company that focuses on manufacturing processes related to disk drive components. AKI developed the manufacturing process technology utilized by the Company's FSA products. AKI granted the Company a license to use this technology in return for a royalty to be paid on the revenue generated from the sale of these products. The Company had accounted for its investment in AKI on the equity method. The Company did not record any gains or losses on its AKI equity investment from the filing of its lawsuit against AKI and certain AKI Shareholders in July 2005 through the settlement of the lawsuit on March 7, 2006. The Company recorded a $6,000 loss related to the sale of its equity holding in AKI as part of the March 7, 2006 settlement.

NOTE 10- LIQUIDITY
The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $9.7 million at June 30, 2007 and $9.8 million at September 30, 2006. Long-term debt was $17.6 million at June 30, 2007 and $19.8 million at September 30, 2006 less current maturities of $11.0 and $9.0, respectively. During the nine months ended June 30, 2007 and July 1, 2006, the Company incurred losses from continuing operations of $22.0 million and $11.2 million, respectively. Operating activities used $14.1 million and provided $17.5 million during the nine months ended June 30, 2007 and July 1, 2006, respectively. As of June 30, 2007, the Company had a working capital deficit of $5.1 million.

Total unused debt availability as of June 30, 2007 was approximately $8.6 million under the Company's long-term Thailand credit facilities and approximately $21.1 million under its short-term packing credit and working capital facilities.

The Company believes that with the existing Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures for the next twelve months. The Company is considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage its assets. The Company also filed a "shelf" registration statement with the Securities and Exchange Commission on January 12, 2005 under which it may offer up to an aggregate of 3,500,000 shares of its common stock in one or more offerings from time to time. The Company's financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for its AFC, stacked memory flex, FPD flex and other new products, the Company's ability to meet its loan covenant requirements and cash flow from operations.

NOTE 11- RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Option: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value). SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the first quarter of the Company's fiscal 2009 beginning October 1, 2008. We do not expect SFAS 159 to have a material effect on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the first quarter of the Company's fiscal 2009 beginning October 1, 2008. We are currently evaluating the impact of this standard.


ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described under the heading "Risks Related to Our Business" in our Annual Report on Form 10-K for the year ended September 30, 2006, as well as others not now anticipated.

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

Net Sales and Revenue Recognition

     We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products directly throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers' manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss which follows the customer's acknowledgment of the receipt of the goods.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                  For the Three Months Ended       For the Nine Months Ended
                                                  ------------------------------   --------------------------
                                                 July 1, 2006    June 30, 2007      July 1,        June 30,
                                                                                     2006             2007
                                                  --------------  --------------   ------------  ------------
Net Sales                                                  100%            100%           100%           100%

Cost of goods sold                                        92.4           108.1           88.2           101.4
                                                 --------------  --------------   ------------   ------------

Gross profit                                               7.6            (8.1)          11.8            (1.4)
Operating expenses:
  Selling, general and administrative and
    royalty expense                                       10.0            16.4            9.0            14.4
  Engineering                                              3.3             4.2            2.9             3.9
  Restructuring and asset impairment                       1.5             7.5            8.4             8.9
  Net (gain) loss on sale of assets                       (6.9)            5.0           (2.0)            1.9
                                                 --------------  --------------   ------------   ------------
    Total operating expenses                               7.9            33.1           18.3            29.1
                                                 --------------  --------------   ------------   ------------

Income (loss) from operations                             (0.3)          (41.2)          (6.5)         (30.5)
                                                 --------------  --------------   ------------   ------------

Interest and other expense, net                           (2.1)           (4.1)          (1.5)          (2.8)
                                                 --------------  --------------   ------------   ------------

Income (loss) before provision (benefit) for
  income taxes                                            (2.4)          (45.3)          (8.0)         (33.3)

Provision (benefit) for income taxes                      --               --              --              --
                                                --------------  --------------    ------------    -----------

Net income (loss)                                         (2.4)%         (45.3)%         (8.0)%       (33.3)%
                                                 ==============  ==============   ============   ============

Comparison of Three Months Ended June 30, 2007 and July 1, 2006

Net Sales

     Our net sales were $18.2 million for the three months ended June 30, 2007, compared to $38.9 million for the three months ended July 1, 2006, a decrease of 53%. This decrease primarily reflects lower flex suspension assembly (FSA) revenue and lower actuator flex circuit (AFC) revenue. The decline in FSA revenue to $8.9 million in the fiscal 2007 third quarter from $23.4 million in the prior year reflects our FSA customer's transition to its next generation of desktop disk drive products which use an alternative technology. AFC revenue was lower than the prior year period as a result of a new generation of AFC programs ramping up in fiscal 2006. The AFC programs that ramped up in fiscal 2006 began declining in the fiscal 2007 second quarter and continued to decline in the fiscal 2007 third quarter while our ramp up of a new generation large volume program did not begin until late in the fiscal 2007 third quarter. While we expect FSA revenue to continue to decrease during fiscal 2007 and fiscal 2008 as the disk drive industry completes the transition to its next generation of products, we expect increases in AFC and flat panel display (FPD) revenue in the fiscal 2007 fourth quarter as compared to the fiscal 2007 third quarter as new programs reach volume production.

     FSA sales to the disk drive industry generated 49% of our net sales for the three months ended June 30, 2007, compared to 60% for the three months ended July 1, 2006. Sales of AFC's to the disk drive industry were 31%, compared to 27%, FPD application net sales were 14% compared to 5%, sales from integrated circuit packaging, network system application and sales from other industry applications were 6% and 8% for the three months ended June 30, 2007 and July 1, 2006, respectively.

Gross Profit (Loss)

     Our gross loss was $1.5 million for the three months ended June 30, 2007 compared to a gross profit of $3.0 million for the three months ended July 1, 2006. Our gross margin for the three months ended June 30, 2007 decreased to (8.1%), from 7.6% for the three months ended July 1, 2006. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue. We expect to return to a gross profit and we expect gross margins to improve during the fiscal 2007 fourth quarter as revenue increases and further cost benefits of transitioning our manufacturing operation from the U.S to Thailand are realized.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the three months ended June 30, 2007 were $3.0 million, compared to $3.9 million in the three months ended July 1, 2006, a decrease of 24%. As a percentage of net sales, selling, general and administrative expenses were 16% for the three months ended June 30, 2007, up from 10% for the same period in the prior year. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions. The increase as a percentage of net sales from the prior year primarily reflects the decrease in revenue. Selling, general and administrative expenses for the remainder of fiscal 2007 are expected to decrease slightly from the fiscal 2007 third quarter.

Engineering

     Engineering expenses for the three months ended June 30, 2007 were $800,000, compared to $1.3 million for the three months ended July 1, 2006, a decrease of 40%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 4% of sales for the three months ended June 30, 2007 compared to 3% for the same period in the prior year.

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

We expect actions related to the expanded restructuring plan to be substantially completed prior to the end of fiscal 2007. These actions should result in an annual operating expense reduction of approximately $18 million, which will be realized in subsequent years. The estimated savings of $18 million is based on a comparison of the fixed cost structure in place on December 31, 2005 to our estimated fixed cost structure for the fourth quarter of fiscal 2007 after completion of the planned restructuring. Approximately $17.0 million of the projected savings are expected to have a positive impact on cash flow upon realization. These cash related savings are comprised of $12.0 million related to compensation reductions and $5 million related to other spending. The $1.0 million remaining savings are expected to be depreciation related and have no impact on cash flow.

Through June 30, 2007, the planned annualized operating cost savings of approximately $18.0 million have been realized, primarily comprised of compensation savings of $12.0 million, other operating cost savings of $5.0 million and depreciation savings of $1.0 million. The impact of these reductions on our fixed cost basis has not been evident in our operating results as a result of concurrent reductions in revenue.

Asset impairment charges of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006 for a total of $10.1 million. The assets that were impaired include the Litchfield facilities and related equipment. The fair value of these assets was determined using appraised values. The fair value of the Litchfield facility impairment was determined from an independent appraisal performed by Ruhland Commercial Consultants, Ltd. The fair value of the equipment located at the facilities was determined from appraisals performed by Asset Reliance International, LLC. Assets that were not transferred to Lamphun, Thailand were sold or disposed. A $900,000 loss on the sale of assets was recorded during the fiscal 2007 third quarter as the remaining assets were sold. Capital expenditures of less than $1 million are expected related to the plan. These expenditures would primarily increase selected capacity and capabilities at the Lamphun, Thailand facilities.

Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility is expected to be complete by the end of July 2007. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close during the fiscal 2007 fourth quarter. Efforts are being made to sublease the Eastlake facility in fiscal 2007.

Total cash related restructuring charges excluding asset impairments of approximately $8.0 million are expected. The $8.0 million is comprised of $3.2 million for one-time termination benefits and $4.8 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $1.4 million related to the Litchfield and Eastlake restructuring were recorded in the third quarter of fiscal 2007. These charges were comprised of $280,000 for one time termination benefits and $1.1 million for moving and closing costs. Total restructuring charges through June 30, 2007 were $7.1 million. These charges were comprised of $3.2 million for one time termination benefits, $3.1 million for moving and closing costs and $768,000 contract termination costs related to the Eastlake facility lease.

The restructuring plan calls for the elimination of 320 positions in the U.S. and Thailand consisting of 90 direct labor positions, 173 indirect labor production support positions and 57 administrative positions. As of June 30, 2007, 318 positions have been eliminated and the overall restructuring plan remains substantially unchanged.

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

     Through June 30, 2007, annualized operating cost savings of approximately $9.5 million have been realized primarily comprised of cash related compensation and other savings of $6 million on an annual basis and depreciation savings of $3.5 million on an annual basis. An additional expected benefit of $0.5 million should be realized as the FSA product line reaches its end of life.

Net (Gain) Loss on the Sale of Assets

     Net loss on the sale of assets was $913,000 for the three months ended June 30, 2007 compared to a net gain on the sale of assets of $2.7 million for the three months ended July 1, 2006. The change was a result of the loss generated on the sale or disposal of the remaining U.S equipment that was not transferred to Thailand in the fiscal 2007 third quarter while the fiscal 2006 third quarter including a gain from the sale of the business, facility and assets of our Litchfield etched metal components business.

Net Interest and Other Expense

     Net interest expense was $0.6 million for the three months ended June 30, 2007 and July 1, 2006. Net other expense was $126,000 in the three months ended June 30, 2007 as compared to $262,000 in the three months ended July 1, 2006. The change was a result of lower foreign currency valuation losses being recorded in fiscal 2007 as compared to fiscal 2006.

Income Taxes

     No net income tax expense or benefit was recorded for the three months ended June 30, 2007 and July 1, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Comparison of Nine Months Ended June 30, 2007 and July 1, 2006

Net Sales

     Our net sales were $66.0 million for the nine months ended June 30, 2007, compared to $140.9 million for the nine months ended July 1, 2006, a decrease of 53%. This decrease primarily reflects lower FSA revenue and lower FPD revenue. The decline in FSA revenue to $35 million in the first nine months of fiscal 2007 from $83 million in the prior year reflects our FSA customer's transition to its next generation of desktop disk drive products which use an alternative technology. FPD revenue was lower than the prior year period as a result of our largest FPD customer experiencing lower demand from its customers and slower than expected new program transitions.

     FSA sales to the disk drive industry generated 52% of our net sales for the nine months ended June 30, 2007, compared to 59% for the nine months ended July 1, 2006. Sales of AFC's to the disk drive industry were 34%, compared to 19%, FPD application net sales were 8% compared to 16%, sales from integrated circuit packaging, network system application and sales from other industry applications were 6% for the nine months ended June 30, 2007 and July 1, 2006, respectively.

Gross Profit

     Our gross loss was $912,000 for the nine months ended June 30, 2007, compared to a gross profit of $16.6 million for the nine months ended July 1, 2006. Our gross margin for the nine months ended June 30, 2007 decreased to (1.4%) from 11.8% for the nine months ended July 1, 2006. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the nine months ended June 30, 2007 were $9.5 million, compared to $12.7 million in the nine months ended July 1, 2006, a decrease of 26%. As a percentage of net sales, selling, general and administrative expenses were 14% for the nine months ended June 30, 2007 and 9% for the nine months ended July 1, 2006. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions and a $400,000 reduction in accrued incentive compensation. The increase as a percentage of net sales from the prior year primarily reflects the decrease in revenue.

Engineering

     Engineering expenses for the nine months ended June 30, 2007 were $2.6 million, compared to $4.0 million for the nine months ended July 1, 2006, a decrease of 36%. The decrease was primarily the result of transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 4% of sales for the nine months ended June 30, 2007 and 3% of sales for the nine months ended July 1, 2006.

Restructuring
Litchfield restructuring:
As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities. On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility. Restructuring charges of $5.1 million were recorded during the first nine months of fiscal 2007 related to the Litchfield restructuring. These charges were comprised of $2.4 million for one time termination benefits, $1.9 million for moving and closing costs and $0.8 million contract termination costs related to the Eastlake facility lease. Restructuring charges of $1.2 million were recorded during the first nine months of fiscal 2006 related to the Litchfield restructuring. These charges were comprised of $630,000 for one time termination benefits and $540,000 for moving and closing costs. Asset impairment charges of $8.1 million were recorded in the first quarter of fiscal 2006 related to the Litchfield facilities and related equipment.

Maple Plain restructuring:
An asset impairment charge of $792,000 was recorded in the fiscal 2007 second quarter to reduce the book value of the facility to its net realizable value. During the first nine months of fiscal 2006, restructuring charges of $1.6 million were recorded under the restructuring plan related to closing the Maple Plain facility and the discontinuation of support of the FSA attachment process. These charges were primarily related to moving and closing costs.

Net (Gain) Loss on the Sale of Assets

     Net loss on the sale of assets was $1.2 million for the nine months ended June 30, 2007 compared to a net gain on the sale of assets of $2.9 million for the nine months ended July 1, 2006. The change was a result of the loss generated in the first nine months of fiscal 2007 on the sale or disposal of the remaining U.S equipment that was not transferred to Thailand while the first nine months of fiscal 2006 including a gain from the sale of the business, facility and assets of our Litchfield etched metal components business.

Net Interest and Other Expense
     Net interest expense was $1.9 million for the nine months ended June 30, 2007 and $1.7 million for the nine months ended July 1, 2006. The increase is the result of higher average levels of debt outstanding during fiscal 2007. Net other expense was $107,000 in the nine months ended June 30, 2007 as compared to $499,000 in the nine months ended July 1, 2006. The change was a result of a lower loss on foreign currency valuation in fiscal 2007.

Income Taxes
     No net income tax expense or benefit was recorded for the nine months ended June 30, 2007 and July 1, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the period. The deferred tax assets continue to be fully reserved.

Critical Accounting Policies

     Our significant accounting policies are described in Note A to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report for the year ended September 30, 2006. The accounting policies used in preparing our interim 2007 Consolidated Financial Statements are the same as those described in our Annual Report.


Liquidity and Capital Resources

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $9.7 million at June 30, 2007 and $9.8 million at September 30, 2006. As of June 30, 2007, the Company had a working capital deficit of $5.1 million.

     For the nine months ended June 30, 2007, net cash used in operating activities of $14.1 million primarily resulted from the net loss for the period net of non-cash charges. The decreases in accounts receivable and inventory offset the decrease in accounts payable. Accounts receivable, inventory and accounts payable all decreased primarily related to lower revenue in the fiscal 2007 third quarter as compared to the fiscal 2006 fourth quarter. A large portion of the lower revenue was related to the FSA product which contains a pass-through material component that makes up a large portion of the product cost and drives higher levels of revenue, receivables, inventory and payables than other products.

     Net cash provided by investing activities was $0.6 million in the first nine months of fiscal 2007, compared to net cash used in investing activities of $1.9 million in the first nine months of fiscal 2006. In fiscal 2007, net cash provided by investing activities was attributed to the $4.8 million proceeds from the sale of the U.S based assets including the Maple Plain facility more than offsetting capital spending related to process improvements at our Thailand facility. Fiscal 2006 net cash used in investing activities was attributed to the expansion of our Thailand facility.

     Net cash provided by financing activities was $13.4 million in the first nine months of fiscal 2007, compared to net cash used in financing activities of $16.0 million in the first nine months of fiscal 2006. Fiscal 2007 net cash provided by financing activities was the result of the $13.6 million borrowed under our short-term Thailand packing credit facilities and a $8.4 million draw down under our new long term Thailand credit facilities and a $2.3 million increase in the U.S. dollar foreign exchange valuation of the Thailand baht denominated debt partially offset by the $4 million pay down of the US facility from the Maple Plain facility sale proceeds and scheduled debt payments on our existing Thailand debt facilities and US based debt and capital leases. For the first nine months of fiscal 2006, net cash used in financing activities was primarily related to the $12.7 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations.

     In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provides for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $8.4 million under this new credit facility in the first nine months of fiscal 2007. In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of June 30, 2007, we had approximately $27.3 million outstanding under our long-term Thailand credit facilities and a 13.6 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of June 30, 2007 was approximately $8.6 million under our long-term Thailand credit facilities and approximately $21.1 million under our short-term packing credit and working capital facilities. Utilization of the $8.6 million available under our long-term credit facility is based on capital expenditures and utilization of our packing credit facility availability is based on qualifying customer purchase orders. Drawdowns under the As of June 30, 2007, we were in compliance with covenants under our Thailand credit facilities.

     In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of June 30, 2007, $1.2 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

     We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures for the next twelve months. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. We also filed a "shelf" registration statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for our AFC, stacked memory flex, FPD flex and other new products, our ability to meet our loan covenant requirements and cash flow from operations.

Contractual Obligations

     The table below discloses a summary of the Company's specified contractual obligations at March 31, 2007 (in thousands):

                                       Under 1 Year   1 to 3 Years  3 to 5 Years  After 5 Years     Total
                                       -------------  ------------- ------------- -------------- -------------
   Long-term Debt Obligations (1)      $     11,025   $     15,328  $      2,305              --  $     28,658
   Operating Leases                             286            516           257              --         1,059
                                       -------------  ------------- ------------- -------------- -------------

     Total                             $     11,311   $     15,844  $      2,562              --  $     29,717
                                       =============  ============= ============= ============== =============

(1) Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements
     Fair Value Option: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value). SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the first quarter of our fiscal 2009 beginning October 1, 2008. We do not expect SFAS 159 to have a material effect on our financial condition or results of operations.

     Accounting for Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the first quarter of our fiscal 2009 beginning October 1, 2008. We are currently evaluating the impact of this standard.

Forward Looking Statements
     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include those described under Part I, Item 1A, "Risk Factors" as our Annual Report on Form 10-K for the year ended September 30, 2006, as well as: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company's single source suppliers or any failure of any of the Company's single source suppliers to timely deliver an adequate supply of components, the risk related to the transfer of manufacturing operations from our Litchfield facilities to our Thailand facilities, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers' market share, changes in manufacturing efficiencies and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At June 30, 2007, the Company had open forward exchange contracts to sell US dollars in return for Thailand baht maturing on July 9, 2007; July 10, 2007; July 16, 2007; August 6, 2007; November 9, 2007; November
15, 2007; November 26, 2007; December 11, 2007; December 19, 2007 with amounts of $1.5 million, $1.0 million, $1.7 million, $3.9 million, $12.6 million, $9.5 million, $1.8 million, $1.8 million and $2.2 million respectively, for a total of $36.0 million. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

     We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer, William P. Murnane, and Principal Financial Officer, Douglas W. Keller, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                           INNOVEX, INC.


Date: August 2, 2007

                                           By  /s/ William P. Murnane
                                               -------------------------
                                           William P. Murnane
                                           President and Chief Executive Officer


                                           By  /s/ Douglas W. Keller
                                               ----------------------
                                           Douglas W. Keller
                                           Principal Financial Officer