Form 10-K
period 2007-09-29
INNOVEX INC
filed 2007-12-14
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 2007.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission File Number 0-13143

Innovex, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3033 Campus Drive, Plymouth, MN 55441
(Address of principal executive offices)

(763) 383-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.04 par value)
 (Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes [   ]                     No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes [   ]                     No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [   ] No [X]

The aggregate market value of shares held by non-affiliates is $34,450,999 computed by reference to the last sale price of the Company’s Common Stock, as reported in the Nasdaq National Market system, of $1.80 per share on March 30, 2007, the last business day of the Company’s most recently completed second fiscal quarter. As of November 12, 2007, the Company had outstanding 19,407,966 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 15, 2008, are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

     We maintain a website at www.innovexinc.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC.

Our Company

     We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs") in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives ("HDDs"), flat panel displays (“FPD”) including liquid crystal displays ("LCDs") for mobile communication devices and large format plasma screens, tape drives and printers. Our customers include Hitachi, HP, Philips/TPO, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs.

Our Industry and Market Trends

     Flexible circuit interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic components. Flexible circuits consist of copper conductive patterns on flexible substrate materials, such as polyimide. Flexible circuit interconnects frequently incorporate components, such as integrated circuits ("ICs"), connectors, stiffeners, resistors and capacitors mounted directly on a flexible circuit. Generally, flexible circuits offer several advantages over other technologies such as rigid printed circuit boards ("PCBs") and ceramic hybrid circuits, particularly for small, complex electronic systems. Flexible circuits, due to their mechanical flexure and three-dimensional shape, accommodate packaging contours and motion in a manner that traditional two-dimensional, rigid PCBs cannot, particularly in applications involving smaller, more portable and complex electronic devices where space available to designers is at a premium.

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

Competitive Strengths

     We believe our industry leadership is the direct result of our technological innovation and our ability to provide comprehensive solutions that address our customers' specific interconnect needs. Our key competitive strengths include:

     Cost Leadership. We believe we are one of the lowest cost providers of high density flexible circuits in the world. Our low cost structure is driven by low cost Thailand labor and our automated roll-to-roll manufacturing processes.

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

     Comprehensive Product Portfolio. Our products address a range of applications that include the following: (i) actuator flex (“AFC”), which provides the back-end electrical interconnect for hard disk drives; (ii) flat panel display (“FPD”) which provides the electrical interconnect to LCDs for mobile communication devices; (iii ) flex suspension assemblies (“FSA”), which provides the electrical interconnect from the disk drive head to the back-end electronics of the disk drive; and (iv) a variety of high-end, high density flexible circuits for markets such as printers, semiconductor packaging and mobile phone camera modules.

     Product Innovation. We are recognized as a technology innovator with a history of developing products that provide better performance at a lower cost than our competitors. The technical expertise we have developed in serving the highly demanding HDD industry has enabled us to introduce advanced products in other rapidly growing markets.

     Leading Customer Relationships. We have developed strong relationships with Seagate, Philips/TPO, Samsung, Hitachi and other industry leaders. Our customer relationships represent significant entry barriers as we believe that once a customer has selected us to design and manufacture a flexible circuit interconnect, the customer generally relies on our design for the life of that specific application and, frequently, subsequent generations of similar applications.

     Global Manufacturing and Supply Chain Efficiency. Over the past three years we have expanded our Asian facilities to perform all of our manufacturing processes. Our expanded Asian based manufacturing structure has allowed us to shorten our supply chain, improve yields as a result of more immediate processing feedback and utilize a low cost labor base. These benefits result in a reduction of the overall costs of our products.

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

     Increase Manufacturing and Supply Chain Efficiencies and Flexibility. We intend to continue our manufacturing improvement and cost reduction efforts. Through continued deployment of our Six Sigma quality management program, we intend to significantly improve our efficiency, reduce our manufacturing and operating expenses and enhance the quality of the products we manufacture by decreasing manufacturing defects and improving product reliability. We expect to realize cost efficiencies by applying more automation at all of our manufacturing facilities. We have relocated our U.S. manufacturing operations to Thailand to improve our cycle time performance, facilitate problem solving communications and reduce our fixed cost structure. In addition, by further integrating our operations with our suppliers and customers, we believe that we can continue to reduce our working capital needs and improve our responsiveness to customer requirements.

     Continue to Expand Our Market Share in Our Core Markets. We believe that we will be able to continue to capture additional market share from leading OEMs in the HDD market with our AFC solution. Certain HDD industry leaders have qualified our products for a number of next generation applications and are currently evaluating our product offerings for additional future applications. We have begun ramping production on a number of new FPD programs, have been qualified on more than ten additional new FPD programs and have a high level of FPD quoting and prototyping activity which should lead to improved FPD market share.

     Continue to Penetrate New Markets. We have proven our ability to leverage our expertise in high volume, high density applications to address emerging growth opportunities. We believe the technology, research and development and manufacturing capabilities we have developed to serve our core markets have put us in a position to target additional high volume applications. Our expanded Asian based manufacturing structure has also allowed us to provide our customers quick turn prototypes which are critical to winning new customers and product qualifications.

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

     Current markets addressed by our products include:

     Data Storage. The disk drive market uses our AFC and FSA products. Our AFC flex product provides the back-end electronic interconnect for hard disk drives. We are a leading provider of flip chip interconnect solutions for these applications. Flip chip technology, in which an unpackaged die is mounted directly onto the flexible circuit substrate, is the predominant interconnect technology for these applications. Our FSA product provides the electrical interconnect from the disk drive head to the back-end electronics (actuator flex) of the disk drive. The FSA is a flexible circuit that is bonded to a suspension.

     Our other products for the data storage market include interconnects used for tape drives, disk arrays and other interconnects used in hard disk drives. We will continue to provide flexible circuit interconnect solutions to the tape storage industry to address customers' continuing data backup and archiving needs.

     Flat Panel Display. We supply flexible circuits to the telecommunications market that provide interfaces between liquid crystal displays and mobile communication devices. We are also pursuing other flat panel display applications which provide efficient, cost-effective means of connecting flat panel displays to the electronic devises they support.

     Other Markets. We continue to apply our technology and products to new markets. We produce advanced flexible circuits for high-end consumer electronics markets and other markets that could benefit from the technological advantages of our flexible interconnect solutions. Based on our assessment of industry trends and market indicators, we believe these markets will grow rapidly in the future. We are currently offering or developing new product offerings for the following applications: non-display mobile communication device interconnects, high-end memory module interconnects, inkjet printer cartridges, mobile phone camera modules, battery packs and smart cards.

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

     Our key flexible circuit fabrication technologies include:

     Fine Feature Wide-Width Roll-to-Roll Processing. Our process allows us to fabricate circuits with very fine line widths and spaces at higher density of parts per square foot which increases material and equipment utilization. Processing 250mm to 500mm wide web (as opposed to the narrower industry standard) in a continuous roll-to-roll format (as opposed to discrete panels) allows us to fabricate higher volumes at lower cost.

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

Manufacturing

     We have developed a manufacturing system that combines the use of technology with the deployment of human resources that we believe allows us to provide low-cost, high technology flexible circuits. Quality systems in place are certified to standards set by demanding customers in the electronics industry. All operations have received ISO 9002 certification.

     We believe our manufacturing processes, in particular our 250mm and 500mm wide web roll processing lines, are designed to optimize the utilization of automation, labor and capital, and deliver better yield, material utilization and throughput relative to our competitors. We expanded our Thailand manufacturing operations in fiscal 2005 to include flexible circuit fabrication capabilities in addition to the inspection, assembly and other secondary operations already located there. We are now able to manufacture flexible circuits from start to finish in our Thailand facilities.

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

     We provide our customers' product design support from our locations in Minnesota and Thailand and from our sales and customer support offices in California, China, Singapore and the United Kingdom. In addition, we provide on-site customer design support for our customers as required.

     Even though our customer mix will change from period to period, we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Sales to our three largest customers, Seagate/Maxtor, Hitachi and Philips/TPO, constituted 66%, 17% and 11% of net sales, respectively, for fiscal 2007, 73%, 6% and 14% of net sales, respectively, for fiscal 2006 and 73%, 2% and 15% of net sales, respectively, for fiscal 2005. Seagate acquired Maxtor in May 2006 and have combined their operations. The merger of Philip’s Mobile Display Systems business unit with Toppoly Optoelectronics Corporation of Taiwan to create a new company called TPO was announced in November 2005 and completed in June 2006.

     Sales to our five largest customers constituted 99%, 94% and 93% of net sales for fiscal 2007, 2006 and 2005, respectively. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication devices and consumer markets has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Environmental Controls

     Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products. We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could adversely affect our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal 2008.

Intellectual Property

     We believe that, due to our customers' demands for rapid technological advances and the resulting limited product life cycles, the success of our business generally depends more on the technical and engineering expertise, creativity and marketing and service abilities of our employees than on patents, trademarks and copyrights. Nevertheless, we own patents and have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities. There can be no assurance that any patents issued to us or licensed by us will provide a competitive advantage or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate our products or design around the patents issued to us or licensed by us. In addition, there can be no assurance that foreign intellectual property laws or our agreements will protect our intellectual property rights in any foreign country. Any failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

     As of September 29, 2007, we had a total of 3,247 employees. Of these, 20 employees were based in the U.S., primarily in Plymouth, Minnesota, 3,215 were based in Thailand and 12 were based in other Asian and European locations. Our future operating results depend in part upon our ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for our operations. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect our business, results of operations and financial condition.

Competition

     The flexible circuit interconnect market is differentiated by customers, markets and geography with each niche having its own combination of complex packaging and interconnection requirements. We believe the market competes principally on the basis of design capability, price, quality, flexibility and technological advancements in underlying applications. During periods of economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs become more price sensitive. We believe that once a customer has selected a particular vendor to design and manufacture a flexible circuit interconnect, the customer generally relies upon that vendor's design for the life of that specific application and, frequently, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer with respect to any application once another vendor has been selected to design and manufacture the flexible circuit interconnect used in that application. While this market paradigm may provide a barrier to our competitors in the markets served by us, it also may present an obstacle to our entry into other markets.

     The flexible circuit interconnect market is highly competitive. We experience competition world-wide from a number of leading foreign and domestic providers including 3M Company for high-end technology applications, and NOK ("Nippon Mektron"), Fujikura Ltd., Multi-Fineline Electronix, Inc. ("M-Flex") and Sumitomo for standard flex and assembly applications. 3M, Sumitomo, NOK and Fujikura are substantially larger than us and possess greater financial and other resources. There are a number of other flexible circuit manufacturers that target other flexible circuit markets and rarely compete directly with us. In addition, competitors for disk drive market integrated suspension assembly applications include Hutchinson Technology Incorporated, Magnecomp International Limited, Nihon Hatsujo Kabusikigaisha ("NHK") and Optimal Technology Limited. Expansion of our existing products or services could expose us to new competition. Moreover, new developments in the consumer electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the market. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products or services that will offer superior price or performance features to those offered by us or that new competitors will not enter our markets. Finally, as many of our competitors are based in foreign countries, they have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors' products priced in other currencies.

Backlog

     The backlog for our continuing operations was $14.1 million, $21.6 million and $39.0 million at September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Our backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by us as firm orders that are scheduled to be delivered within 12 months from the date of the order. While we believe substantially all of our current backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, we may not realize the revenue indicated by the backlog.

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

     Sales to our largest customer constituted 66% of net sales for fiscal 2007, 73% for fiscal 2006 and 73% for fiscal 2005, respectively. Sales to our five largest customers constituted 99%, 94% and 93% of net sales for fiscal 2007, 2006 and 2005, respectively. Because our largest customer has increased utilization of an alternative interconnect technology that competes with our FSA product, our FSA product will reach the end of its life by the end of our fiscal 2008 second quarter and we expect sales to our largest customer to continue to decrease. The loss of FSA sales to our largest customer or the loss of one or more of our major customers or a substantial reduction in orders by any other significant customer, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Various factors, many of which are outside our control, could cause a loss of customers or reduction in orders include market, economic or competitive conditions in the computer, computer peripheral, mobile communication device and high-end consumer markets, the development by a customer of the capability to produce flexible circuits in high volume for its own products, a transfer of manufacturing operations by a customer to a lower-cost country, a change in the type of interconnect or suspension assembly used by our largest customers or the failure of a customer to pay its account balance with us.

     Sales of our FSA and AFC products to the hard disk drive industry accounted for 84%, 80% and 76% of our net sales in fiscal 2007, 2006 and 2005, respectively. The disk drive industry is intensely competitive and technology changes rapidly. The industry's demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and reduce orders for these components during periods of contraction. Fluctuations in the hard disk drive industry may result in fluctuations in our operating results, but these fluctuations are difficult to predict and are likely to vary in the future. If our operating results are below financial analysts’ or investors’ expectations, the market price of our common stock may fall abruptly and significantly.

     Our largest customer has increased utilization of an alternative interconnect technology that competes with our FSA products and we expect our FSA product will reach the end of its life by the end of the fiscal 2008 second quarter.

      Because our largest customer has increased utilization of alternative interconnect technology that competes with our FSA product, our FSA product will reach the end of its life by the end of the fiscal 2008 second quarter and we expect revenue generated from FSA product to continue to decrease. Sales of our FSA product accounted for 49%, 58% and 65% of our net sales in fiscal 2007, 2006 and 2005, respectively. Revenue generated from the sale of our FSA product was $43.3 million, $100.4 million and $129.7 million in fiscal 2007, 2006 and 2005 respectively. The value added or revenue excluding pass-through components portion of the FSA product relates to the flexible circuit of the FSA which we manufacture. FSA revenue excluding pass- through components has ranged from 34% to 37% of the FSA selling price in the past three fiscal years. The remaining non-value added portion of the FSA product selling price is related to the cost of the suspension attached to the flexible circuit. To date, increases in revenue excluding pass-through components from other products have not been sufficient to replace the decreases in FSA revenue excluding pass-through. As a result, we have taken a number of steps to reduce our cost structure including the closure of our U.S. manufacturing facilities. If we cannot increase our revenue excluding pass-through to replace the reductions in FSA revenue excluding pass-through or reduce our cost structure to correspond to decreases in revenue excluding pass-through, our business, financial condition and results of operations would be materially adversely affected.

     Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors.

     We deal with a limited number of large customers who are able to exert significant pricing pressure on our products. Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy and our products' life cycles. A typical life cycle for our products begins with higher pricing when a product is introduced and decreasing prices as it matures. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product's cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, our business, financial condition and results of operations could be materially adversely affected.

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

  changes in overall demand for our products;
  technological changes (such as data density improvements) that reduce the number of suspension assemblies per disk drive required by disk drive makers;
  changes in expected customer timing of new product introductions;
  changes in OEM customer manufacturing yields throughout their products' life cycles;
  changes in the specific products our customers buy;
  changes in our selling prices;
  changes in utilization of our production capacity;
  changes in our infrastructure costs;
  changes in our manufacturing process, or problems related to our manufacturing process;
  changes in our manufacturing yields;
  changes in our production efficiency;
  long disruptions in operations at any of our plants for any reason; and
  changes in the cost of, or limits on, available materials and labor.

     Difficulties in forecasting demand for our products make it challenging to utilize our capacity efficiently.

     If customer demand for our FSAs or actuator flex, display flex, stacked memory flex or tape storage flex products weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected. Decreases in our FSA revenue excluding pass-through have resulted in us taking a number of steps to reduce our cost structure related to underutilized capacity. These steps have included the closure of our U.S. based manufacturing facilities. If we cannot increase our revenue excluding pass-through to replace the reductions in FSA revenue excluding pass-through or reduce our cost structure to correspond to decreases in revenue excluding pass-through, our business, financial condition and results of operations could be materially adversely affected.

     We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our just-intime inventory hubs. Our customers typically prefer a dual source supply, and therefore allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins.

The following factors complicate accurate capacity planning for market demand:

  changes in the specific products our customers buy;
  the pace of technological change;
  variability in our manufacturing yields and productivity; and
  long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

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

     Competing technologies have resulted in the end of our FSA product and may reduce demand for our other products.

     Flexible circuit interconnects provide electrical connections between components in electrical systems and are used as a platform to support the attachment of electronic devices. While flexible circuits offer several advantages over competing printed circuit board and ceramic hybrid circuit technologies, our customers may consider changing their designs to use these alternative technologies for future applications. In particular, our largest customer has increased utilization of an alternative interconnect technology that competes with our FSA products and our FSA product is expected to reach its end of life by the end of our fiscal 2008 second quarter. If our customers switch significant portions of their business to alternative technologies, our business, financial condition and results of operations could be materially adversely affected.

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

     We have experienced annual losses from operations in the fiscal year ended September 29, 2007 and in prior years, and we may not achieve net income on a consistent basis.

     We had net losses of $29.1 million for fiscal 2007, $17.0 million for fiscal 2006 and $25.0 million for fiscal 2005. Whether we achieve net income on a consistent basis will depend on a number of factors, including:

  the level of revenue in any given period;
  our expense levels, particularly for manufacturing costs;
  our manufacturing efficiency, particularly with respect to new product introductions and high volume products;
  increasing revenue from existing AFC and FPD customers;
  cultivating new AFC and FPD customers; and
  the qualification of new products, including new semiconductor packaging, phone camera modules and printer flex products.

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

     We must qualify our products with our customers. The qualification process for these products can be time-consuming, complex and difficult. We cannot be sure that our products will continue to be selected for design into our customers' products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high volume production quantities, our business, financial condition and results of operations could be materially adversely affected.

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

     Our manufacturing plants are located in Korat and Lamphun, Thailand, which can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

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

     We might not realize the benefits we are seeking from the corporate restructuring plan announced on October 1, 2007 and our corporate restructuring plan might have a negative effect on our efforts to maintain our customers and product quality.

     On October 1, 2007, we announced that we are implementing a corporate restructuring plan intended to reduce costs and improve the efficiency of our operations. As part of that plan, we will be relocating many of our corporate business functions, including most administrative, sales and engineering, to Lamphun, Thailand by January 2008. We expect to retain key sales and engineering resources in the U.S. to support our U.S. based customers. In addition, we plan to achieve additional cost savings by discontinuing manufacturing activity at our Korat, Thailand facility as the FSA product reaches its end of life by the end of the fiscal 2008 second quarter.

     There are several risks inherent in our efforts, including the risk that cost-cutting plans will impair our ability to effectively develop new products, to remain competitive, and to operate effectively, which could have a negative effect on our efforts to maintain our customers or on product quality. Further, we may not be able to complete our corporate restructuring by January 2008. We may not be able to retain key employees and if we are not able to retain key employees, we may not have sufficient resources to successfully manage our business in the U.S. or in Thailand.

     Our corporate restructuring could have long-term effects on our business, decreasing or slowing product development, making it more difficult for us to respond to customers and maintain product quality, and limiting our ability to hire and retain key personnel. If any of the risks associated with our corporate restructuring plan materialize, our business, financial condition and results of operations could be materially adversely affected.

     We rely on our existing credit facilities to finance cash required for our operations.

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $10.5 million at September 29, 2007 and $9.8 million at September 30, 2006. Long-term debt was $15.5 million at September 29, 2007 and $19.8 million at September 30, 2006 less current maturities of $11.0 and $9.0, respectively. During the years ended September 29, 2007 and September 30, 2006, the Company incurred losses from continuing operations of $29.1 million and $17.0 million, respectively. Operating activities used $17.6 million and provided $18.1 million during the years ended September 29, 2007 and September 30, 2006, respectively. As of September 29, 2007, the Company had a working capital deficit of $12.2 million. Total unused debt availability as of September 29, 2007 was approximately $8.0 million under the Company’s long-term Thailand credit facilities and approximately $14.6 million under its short-term packing credit and working capital facilities.

     We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures for the next twelve months. Any change to our existing credit facilities could have a material adverse effect on our business, financial condition and results of operations.

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

     The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

  our results of operations;
  general economic conditions and conditions in the disk drive industry;
  the perception in the capital markets of our business;
  our ratio of debt to equity;
  our financial condition;
  our business prospects; and
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

     Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a portion of our cash flow from operations to pay the principal of, and interest on our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

     Our financing agreements contain restrictive covenants with which we may not be able to comply.

     We have entered into financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, tangible net worth and interest and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal year, our business, financial condition and results of operations could be materially adversely affected.

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

  problems maintaining uniform standards, procedures, controls and policies;
  unanticipated costs associated with the acquisition, including accounting charges and transaction expenses;
  problems assimilating the purchased technologies, products or business operations;
  diversion of management's attention from our core business;
  adverse effects on existing business relationships with suppliers and customers;
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

     We have manufacturing facilities in Thailand and design, sales and customer support operations in the United Kingdom, Taiwan, Singapore, China and South Korea. Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

  changes in local regulatory requirements, including restrictions on product content;
  changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);
  differing degrees of protection for intellectual property;
  foreign labor issues;
  difficulties in coordinating and managing foreign operations;
  potential cross border shipment delays;
  instability of foreign economies and governments;
  cultural barriers; and
  wars and acts of terrorism.

     On September 19, 2006, the Royal Thai military overthrew Thailand’s prime minister and elected government. Although the coup has not impacted our Thailand operations, we cannot predict the future impact of the coup or the consequences to our business of instability in Thailand. Any of the risks associated with international operations could have a material adverse effect on our business, financial condition and results of operations.

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

     We currently fail to meet one of Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid.

     Our common stock is listed on The Nasdaq Global Market. On November 21, 2007, we received a Staff Deficiency Letter from The Nasdaq Stock Market which stated that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market. Therefore, we are not in compliance with the requirements for continued listing of the Nasdaq Global Market. If, at anytime before May 19, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the staff of The Nasdaq Stock Market will provide us written notification that we have achieved compliance with this requirement for continued listing.

     If we fail to regain compliance with the minimum bid price requirement or if at any time we fail to satisfy each of the other requirements for continued listing, our common stock will be delisted from The Nasdaq Global Market. If delisted from The Nasdaq Global Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our common stock in the open market if it were quoted on the over-the-counter market or the OTC Bulletin Board. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share that may make it more difficult for us to meet the minimum bid price requirement or that any market will continue to exist for our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

     None.

Item 2. PROPERTIES

     At September 29, 2007, we owned an aggregate of approximately 381,100 square feet of manufacturing and other space. Our significant facilities are as follows:

Functions	Location (number of facilities)	Square Feet
Circuit inspection and finishing	Korat, Thailand (two)	55,100

Circuit finishing and assembly, sales and	Lamphun, Thailand (three)	141,800
support		88,600
		19,600

Held for disposition	Litchfield, Minnesota (three)	15,000
		10,000
		51,000

     We plan on disposing of our Korat manufacturing locations once our FSA product currently in production at those locations reaches its end of life by the end of the fiscal 2008 second quarter. We have a purchase agreement in place to sell our Litchfield facilities. The sale is expected to close once the buyer arranges financing.

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

Item 4A. EXECUTIVE OFFICERS OF REGISTRANT

     Below are the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of September 29, 2007.

Name	Age	Position(s)
William P. Murnane	45	Chairman, Chief Executive Officer and Director
Terry M. Dauenhauer	54	Senior Vice President and Chief Operating Officer
Keith Foerster	44	Senior Vice President, Sales
E. Thomas Atchison	58	Vice President and Managing Director, Innovex
		Thailand
Brian R. Dahmes	47	Vice President, Technology
Douglas W. Keller	49	Vice President, Finance
Nicholas J. Tomashot	44	Vice President, Finance, Innovex Thailand

     William Murnane was elected Chairman in 2007. Previously Mr. Murnane was promoted to President and Chief Operating Officer in July 1998 and to Chief Executive Officer in January 2000. He was named Chairman of the Board on January 17, 2007. He has been a director since 1999. Mr. Murnane joined us in July 1995 as Vice President. From June 1993 to June 1995, Mr. Murnane was Chief Operating Officer of Boutwell, Owens & Co., a private manufacturer of packaging, in Fitchburg, Massachusetts. From June 1992 to June 1993, Mr. Murnane was Director of Operations for Uniform Printing & Supply, Inc. in Acton, Massachusetts. Prior to that, he held various operating and corporate planning positions during a ten-year career at United Parcel Service.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

     The graph below sets forth a comparison of the cumulative shareholder return of the Company’s common stock over the last five fiscal years with the cumulative total return over the same periods for the Nasdaq Stock Market (U.S. and Foreign Companies) Index and the Nasdaq Electronic Components Index. The graph compares the cumulative total return of the Company’s common stock as of the end of each of the Company’s last five fiscal years on $100 invested as of September 30, 2002, assuming the reinvestment of all dividends:

	2002	2003	2004	2005	2006	2007
Innovex, Inc.	$100.00	$423.40	$173.19	$180.85	$88.51	$52.77
Nasdaq
Electronic
Components	100.00	193.05	162.88	181.55	185.75	240.77
Nasdaq Stock
Market	100.00	153.46	163.09	186.57	197.29	237.61

Common Stock Information

     Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "INVX." As of September 29, 2007, there were 19,407,966 shares of common stock outstanding, held by approximately 424 shareholders of record.

Price Range of Common Stock

     The table below sets forth the high and low sale prices of our Common Stock as reported on the Nasdaq National Market for the periods indicated.

	2007		2006
	High	Low	High	Low
First Quarter	$2.54	$1.70	$4.34	$2.88
Second Quarter	2.40	1.74	5.46	3.45
Third Quarter	1.91	1.33	5.85	3.57
Fourth Quarter	1.57	0.82	4.15	2.07

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information regarding our equity compensation plans in effect as of September 29, 2007. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Number of shares of common	Weighted-average exercise	Number of shares of common
	stock to be issued upon	price of outstanding	stock remaining available for
	exercise of outstanding	options, warrants and	future issuance under equity
Plan category	options, warrants and rights	rights	compensation plans(1)
Equity compensation
plans approved by
stockholders:	1,977,968	$5.25	873,616
Equity compensation
plans not approved by	—	—	—
stockholders:
Total	1,977,968	$5.25	873,616

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended September 29, 2007. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report.

	For the Years Ended
	September 27,	October 2,	October 1,	September 30,	September 29,
	2003	2004	2005	2006	2007
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$153,007	$155,946	$200,247	$173,144	$87,844
Cost of sales	132,142	137,976	185,285	154,353	90,531
Gross profit	20,865	17,970	14,962	18,791	(2,687)
Operating expenses:
Selling, general, administrative and
Royalty	17,941	17,781	16,165	15,994	12,320
Engineering	6,459	6,613	6,970	5,144	3,448
Restructuring and goodwill impairment	750	14,789	2,771	14,768	9,857
Net (gain) loss on sale of assets	(2)	(32)	745	(2,890)	1,266
Total operating expenses	25,148	39,151	26,651	33,016	26,891
Income (loss) from operations	(4,283)	(21,181)	(11,689)	(14,225)	(29,578)
Interest and other income (expense)	(2,275)	(367)	(438)	(2,736)	(2,558)
Income (loss) before provision for
income taxes	(6,558)	(21,548)	(12,127)	(16,961)	(32,136)
Benefit (provision) for income taxes	3,599	4,052	(12,860)	(9)	(11)
Net income (loss)	$(2,959)	$(17,496)	$(24,987)	$(16,970)	$(32,147)
Net income (loss) per share
Basic	$(0.19)	$(0.92)	$(1.30))	$(0.88)	$(1.66)
Diluted	$(0.19)	$(0.92)	$(1.30)	$(0.88)	$(1.66)

	For the Years Ended
	September 27,	October 2,	October 1,	September 30,	September 29,
	2003	2004	2005	2006	2007
(In thousands)
Consolidated Balance Sheet Data:
Total assets	$137,583	$129,747	$137,826	$94,167	$79,360
Long-term debt, less current maturities	9,087	11,022	27,818	19,800	15,549
Stockholders' equity	103,547	87,082	61,377	45,509	13,928

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report.

     We utilize a fiscal year that ends on the Saturday nearest to September 30. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

     We are a leading worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs"), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives ("HDDs"), flat panel displays (“FPD”) including liquid crystal displays ("LCDs") for mobile communication devices, tape drives and printers. Our customers include Hitachi, HP, Philips/TPO, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Xerox and other leading electronic OEMs

Net Sales and Revenue Recognition

     We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products direct throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts, with sales through distributors representing less than 3% of our total net sales for fiscal years 2007, 2006 and 2005. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers' manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer's acknowledgment of the receipt of the goods.

Costs and Expenses

     Cost of sales consists primarily of:

  material costs for raw materials and semi-finished components used for assembly of our products;
  labor costs directly related to manufacture, assembly and inspection of our products;
  costs of general utilities, production supplies and chemicals consumed in the manufacturing processes;
  costs related to the maintenance of our manufacturing equipment and facilities;
  costs related to material and product handling and shipment;
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
  overhead attributed to our selling, general and administrative personnel; and
  royalties related to FSA net sales

     Engineering expenses include costs associated with the design, development and testing of our products and processes. These costs consist primarily of:

  salaries and related development personnel expenses;
  overhead attributed to our development and test engineering personnel; and
  prototyping costs related to the development of new products.

     Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand location as the Flex Suspension Assembly product reaches its end of life by the end of the fiscal 2008 second quarter. On January 16, 2006, we announced a plan to transfer our high volume manufacturing operations from Litchfield, Minnesota to Thailand. On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007. Concurrently, we also planned to accelerate the end of life production of flexible circuit laminate material at our Eastlake, Ohio facility and reduce indirect labor and general and administrative expenses at our other U.S. and Thailand locations. In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all current program qualifications have reached their end of life.

Results of Operations

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Years Ended,
	October 1, 2005	September 30, 2006	September 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.5	89.1	103.1
Gross profit	7.5	10.9	(3.1)
Operating expenses:
Selling, general, administrative and royalty	8.1	9.3	14.0
Engineering	3.5	3.0	3.9
Restructuring and asset impairment	1.4	8.5	11.2
Net (gain) loss on sale of assets	0.4	(1.7)	1.5
Total operating expenses	13.4	19.1	30.6
Income (loss) from operations	(5.9)	(8.2)	(33.7)
Net interest and other expense	(0.2)	(1.6)	(2.9)
Income (loss) before provision for income taxes	(6.1)	(9.8)	(36.6)
Benefit (provision) for income taxes	(6.4)	(0.0)	(0.0)
Net income (loss)	(12.5)%	(9.8)%	(36.6)%

Comparison of the Fiscal Years Ended September 29, 2007 and September 30, 2006

Net Sales

     Our net sales were $87.8 million for the year ended September 29, 2007, compared to $173.1 million for the year ended September 30, 2006, a decrease of 49%. This decrease primarily reflects lower flex suspension assembly (FSA) and flat panel display (FPD) revenue, with a smaller decrease in actuator flex circuit (AFC) revenue. The decline in FSA revenue from $100 million to $43 million in fiscal 2007 reflects our FSA customer’s transition to their next generation of desktop disk drive products which uses an alternative technology. Fiscal 2007 FPD revenue of $10 million was down from $24 million in fiscal 2006 related to our largest FPD customer experiencing lower demand from their customers and slower than expected new program transitions. New FPD programs did not begin a significant ramp up until the fourth quarter of fiscal 2007. AFC revenue decreased to $30 million in fiscal 2007, driven by a program transition gap in the fiscal 2007 second and third quarters as we experienced delays at one customer in qualifying on their next generation disk drive programs which were ramping to volume production.

     FSA sales to the disk drive industry generated 49% of our net sales for fiscal 2007, compared to 58% for fiscal 2006. Sales of AFC’s to the disk drive industry were 35%, compared to 22%, FPD application net sales were 11% compared to 14% and sales from integrated circuit packaging, network system application and other industry applications were 5% compared to 6% for the fiscal years ended September 29, 2007 and September 30, 2006, respectively.

     We expect our FPD revenue to increase in fiscal 2008 as our largest FPD customer has begun ramping up a number of new programs and we have been qualified on a number of other programs which should also ramp during the fiscal year. Additionally, while we expect lower FSA revenue as it reaches its end of life by the end of the fiscal 2008 second quarter, the decrease should be partially offset by an increase in our AFC revenue reflecting the ramp up of several new AFC programs and our qualification at a new AFC customer.

Gross Profit (Loss)

     Our gross loss was $2.7 million for the fiscal year ended September 29, 2007 compared to a gross profit of $18.8 million for the fiscal year ended September 30, 2006. Our gross margin for the fiscal year ended September 29, 2007 decreased to (3%), compared to 11% for the fiscal year ended September 30, 2006. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue.

     We anticipate that gross margins in fiscal 2008 will improve related to higher revenue, cost structure reductions from having all manufacturing operations in Asia and improved operating efficiencies.

Selling, General, Administrative and Royalty

     Selling, general, administrative and royalty expenses for the fiscal year ended September 29, 2007 were $12.3 million, a decrease of 23% as compared to $16.0 million for the fiscal year ended September 30, 2006. As a percentage of net sales, selling; general; administrative and royalty expenses were 14% in fiscal 2007 and 9% for fiscal 2006. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions and an $800,000 reduction in royalty expense related to the reduction in FSA revenue. The increase as a percentage of net sales from the prior year primarily reflects the decrease in revenue.

     Selling, general, administrative and royalty expenses for fiscal 2008 are expected to decrease as a result of restructuring related cost reductions primarily related to our plan to relocate our corporate offices to Thailand and lower royalty expense on FSA revenue.

Engineering

     Engineering expenses for the fiscal year ended September 29, 2007 were $3.4 million, compared to $5.1 million for the fiscal year ended September 30, 2006, a decrease of 33%. The decrease in engineering expenses in fiscal 2007 was primarily the result of transferring engineering positions to our lower salary base Thailand facility related to our U.S. facility closures. As a percentage of net sales, engineering expenses were 4% of sales in fiscal 2007 and 3% in fiscal 2006. Engineering expenses for fiscal 2007 are expected to decrease as a result of restructuring related cost reductions.

Restructuring and Goodwill Impairment

Corporate office relocation:

     On October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand facilities as the FSA product reaches its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of our manufacturing operations to Thailand and the presence of our banking sources and most of our customers and suppliers in Asia. In addition, incremental cost reductions are required for us to return to profitability.

     Actions related to the restructuring plan are expected to be substantially completed by the end of fiscal 2008 second quarter. These actions are expected to result in annual operating expense reductions of at least $6 million. Approximately $5.7 million of the annualized savings are expected to have a positive impact on cash flow. These cash related savings are comprised of $3.7 million related to compensation reductions and $2 million related to other spending. The $0.3 million remaining savings are depreciation related and have no impact on cash flow.

     Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter. The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility. The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature. Total cash related restructuring charges excluding asset impairments of approximately $3.6 million are expected related to the plan. The $3.6 million is comprised of $2.9 million for one-time termination benefits and $0.7 million related to moving and closing costs associated with transferring the corporate offices to Thailand, terminating the Plymouth, Minnesota office lease and transferring equipment from Korat Thailand to Lamphun, Thailand. Restructuring charges of $43,000 for severance related to the plan were recorded in fiscal 2007. Remaining anticipated expenditures related to the plan of approximately $3.6 million are expected to be incurred prior to the end of our fiscal 2008 second quarter.

     The restructuring plan calls for the elimination of 611 positions in the U.S. and Thailand consisting of 475 direct labor positions, 104 indirect labor production support positions and 32 administrative positions. As of September 29, 2007, 2 of these positions have been eliminated.

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

     While several action items related to the expanded restructuring plan remain open, all of the expected savings have been realized as of September 29, 2007. The actions resulted in an annual operating expense reduction of approximately $20 million based on a comparison of the fiscal 2007 fourth quarter spending to the fixed cost structure in place on December 31, 2005. Approximately $19.0 million of the annualized savings have a positive impact on cash flow. These cash related savings are comprised of $14.0 million related to compensation reductions and $5 million related to other spending. The $1.0 million remaining savings are depreciation related and have no impact on cash flow. The impact of these reductions in our fixed cost basis has not been evident in our operating results as a result of concurrent reductions in revenue.

     Asset impairment charges related to the expanded restructuring plan of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006 for a total of $10.1 million. The assets that were impaired include the Litchfield facilities and related equipment. The fair value of these assets was determined using appraised values. The fair value of the Litchfield facility impairment was determined from an independent appraisal performed by Ruhland Commercial Consultants, Ltd. The fair value of the equipment located at the facilities was determined from appraisals performed by Asset Reliance International, LLC. Assets that were not transferred to Lamphun, Thailand were sold or disposed. A $900,000 loss on the sale of assets was recorded during the fiscal 2007 third quarter as the remaining assets were sold.

     Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility is expected to be complete by the end of December 2007. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility in fiscal 2008.

     Total cash related restructuring charges excluding asset impairments of approximately $8.3 million are expected. The $8.3 million is comprised of $3.3 million for one-time termination benefits and $5.0 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $5.6 million related to the Litchfield and Eastlake restructuring were recorded in fiscal 2007. These charges were comprised of $2.4 million for one time termination benefits and $3.2 million for moving and closing costs. Total restructuring charges through September 29, 2007 were $7.6 million. These charges were comprised of $3.3 million for one time termination benefits, $3.5 million for moving and closing costs and $781,000 contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $700,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

     The restructuring plan calls for the elimination of 323 positions in the U.S. and Thailand consisting of 90 direct labor positions, 173 indirect labor production support positions and 60 administrative positions. As of September 29, 2007, all of these positions have been eliminated and the overall restructuring plan remains substantially unchanged.

Maple Plain restructuring:

     In order to reduce our cost structure, we closed our Maple Plain facility and consolidated its operations with our Lamphun, Thailand facility. In addition, we planned to discontinue supporting the FSA attachment process in order to utilize our resources in other growth areas where we believe we have an advantage.

     As of September 29, 2007, all of the actions and related charges under the plan have been completed and all of the expected savings have been realized. The actions resulted in an annual operating expense reduction of approximately $9.1 million based on a comparison of the fiscal 2007 fourth quarter spending to the fixed cost structure in place on June 30, 2004. Approximately $5.3 million of the annualized savings have a positive impact on cash flow. These cash related savings are comprised of $1.9 million related to compensation reductions and $3.4 million related to other spending. The $3.8 million remaining savings are depreciation related and have no impact on cash flow. The impact of these reductions in our fixed cost basis has not been evident in our operating results as a result of concurrent reductions in revenue.

     During fiscal 2004, we recorded asset impairment of $13.1 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. Additional asset impairment charges of approximately $1.0 million were recorded in fiscal 2006 related to the disposition of the Maple Plain assets. The Maple Plain facility was sold in the fiscal 2007 third quarter for $4.25 million and an additional $0.8 million asset impairment charge was recorded in the fiscal 2007 second quarter to reduce the net book value of the facility to its net realizable value. Total asset impairment charges related to the Maple Plain restructuring since its inception were $14.9 million. The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process. The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility.

     During fiscal 2004, we recorded restructuring charges of $1.7 million related to the Maple Plain restructuring and additional restructuring charges of $2.8 million were recorded in fiscal 2005. During fiscal 2006, restructuring charges of approximately $1.6 million were recorded under the restructuring plan. Excluding asset impairment charges, restructuring charges were approximately $6.1 million. The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We have determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. One of the impairment criteria used for evaluation of goodwill is the stock price of the Company. We consider our stock price to be the best independent valuation measure. While other criteria used to evaluate goodwill did not indicate an impairment, our stock traded below our book value from November 7, 2007 through December 7, 2007. As a result, we considered our goodwill to be impaired and wrote it down from its recorded value of $3 million to a value of $-0- as of September 29, 2007.

Net (Gain) Loss on the Sale of Assets

     Net gain or loss on sale of assets for fiscal 2007 was a loss of $1.3 million compared to a gain of $2.9 million for fiscal 2006. The change was a result of the loss generated in fiscal 2007 on the sale or disposal of the remaining U.S equipment that was not transferred to Thailand while fiscal 2006 included a gain from the sale of the business, facility and assets of our Litchfield etched metal components business.

Net Interest and Other Expense

     Net interest expense was $2.3 million in the fiscal year ended September 29, 2007, compared to $2.1 million for the fiscal year ended September 30, 2006, an increase of 9%. The increase is the result of higher average levels of debt outstanding during fiscal 2007. Net other expense was $212,000 in the fiscal year ended September 29, 2007 as compared to $589,000 in the fiscal year ended September 30, 2006. The change was a result of smaller losses on foreign currency transactions occurring in fiscal 2007.

Income Taxes

     Income tax expense for the fiscal year ended September 29, 2007 was $11,000, compared to $9,000 for the fiscal year ended September 30, 2006. The tax expense for fiscal 2007 and 2006 related to state tax payments. No tax benefit was recorded for fiscal 2007 or 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during that period.

Comparison of the Fiscal Years Ended September 30, 2006 and October 1, 2005

Net Sales

     Our net sales were $173.1 million for the year ended September 30, 2006, compared to $200.2 million for the year ended October 1, 2005, a decrease of 14%. This decrease primarily reflects lower flat panel display (FPD) and flex suspension assembly (FSA) revenue, partially offset by an increase in actuator flex circuit (AFC) revenue. AFC revenue increased to $38 million in fiscal 2006, driven by next generation disk drive programs ramping to volume production. The decline in FSA revenue from $130 million to $100 million in fiscal 2006 reflects our FSA customer’s transition to their next generation of desktop disk drive products which uses an alternative technology. Fiscal 2006 FPD revenue of $24 million was down from $31 million in fiscal 2005 related to our largest FPD customer experiencing lower demand from their customers, a merger related inventory rationalization and new program transitions.

     FSA sales to the disk drive industry generated 58% of our net sales for fiscal 2006, compared to 65% for fiscal 2005. Sales of AFC’s to the disk drive industry were 22%, compared to 12%, FPD application net sales were 14% compared to 15%, sales from stacked memory applications were 3% compared to 4%, and sales from other industry applications were 3% compared to 4% for the fiscal years ended September 30, 2006 and October 1, 2005, respectively.

Gross Profit

     Our gross profit was $18.8 million for the fiscal year ended September 30, 2006 compared to $15.0 million for the fiscal year ended October 1, 2005, an increase of 26%. Our gross margin for the fiscal year ended September 30, 2006 increased to 11%, compared to 8% for the fiscal year ended October 1, 2005. The higher gross margin reflects improved operating efficiency, a lower cost structure related to the transfer of production operations from Minnesota to Lamphun, Thailand and lower pass-through component material costs as a percent of revenue. The fiscal 2005 gross margin reflects numerous start-up issues and inefficiencies caused by the sharp increase in new products entering production during the fiscal 2005 second quarter and higher pass-through material content for those new programs.

Selling, General, Administrative and Royalty

     Selling, general, administrative and royalty expenses for the fiscal year ended September 30, 2006 were $16.0 million, down slightly as compared to $16.2 million for the fiscal year ended October 1, 2005. As a percentage of net sales, selling, general, administrative and royalty expenses were 9% in fiscal 2006 and 8% for fiscal 2005. The change in selling, general, administrative and royalty expenses from the prior year primarily reflects fiscal 2006 increased incentive compensation expense of $600,000 and the adoption of SFAS 123R requiring us to record $700,000 of compensation expense for stock options issued to employees. This increase was offset by a $500,000 reduction in royalty expense over the same period related to lower FSA revenue and lower payroll expenses driven by restructuring related headcount reductions.

Engineering

     Engineering expenses for the fiscal year ended September 30, 2006 were $5.1 million, compared to $7.0 million for the fiscal year ended October 1, 2005, a decrease of 26%. The decrease in engineering expenses in fiscal 2006 was primarily the result of transferring engineering positions to our lower salary base Thailand facility related to our U.S. facility closures or dispositions. As a percentage of net sales, engineering expenses were 3% of sales in fiscal 2006 and fiscal 2005.

Restructuring

Litchfield and Eastlake restructuring:

     As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities. On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility. Restructuring charges of $2.0 million were recorded during fiscal 2006 related to the Litchfield and Eastlake restructuring. These charges were comprised of $0.9 million for one time termination benefits and $1.1 million for moving and closing costs. Asset impairment charges of $10.1 million were recorded in fiscal 2006 related to the Litchfield facilities and the Litchfield and Eastlake equipment.

Maple Plain restructuring:

     In fiscal 2004, in order to reduce our cost structure, we announced a plan to close our Maple Plain facility and consolidate its operations with our Lamphun, Thailand facility. In addition, we planned to discontinue supporting the FSA attachment process in order to utilize our resources in other growth areas. In fiscal 2005, restructuring charges of $2.8 million were recorded related to the plan and additional restructuring charges of $1.6 million were recorded under the plan in fiscal 2006. Additional asset impairment charges of $1.0 million were recorded under the plan in fiscal 2006.

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

Net Interest and Other Expense

     Net interest expense was $2.1 million in the fiscal year ended September 30, 2006, compared to $1.5 million for the fiscal year ended October 1, 2005, an increase of 39%. The increase is the result of higher interest rates and higher average levels of debt outstanding during fiscal 2006 even though interest bearing debt was reduced by $18.9 million during fiscal 2006. Net other expense was $589,000 in the fiscal year ended September 30, 2006 as compared to other income of $1.1 million in the fiscal year ended October 1, 2005. The change was a result of the losses on foreign currency transactions occurring in fiscal 2006 while we experienced a small foreign currency gain in fiscal 2005. Additionally we also recorded income of $800,000 on our 35% equity holding in Applied Kinetics, Inc during fiscal 2005. We sold that equity holding on March 6, 2006 as part of a settlement agreement for a $6,000 loss.

Income Taxes

     Income tax expense for the fiscal year ended September 30, 2006 was $9,000, compared to $12.9 million for the fiscal year ended October 1, 2005. The tax expense for fiscal 2006 related to state tax payments. No tax benefit was recorded for fiscal 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during that period. The tax expense for fiscal 2005 related to a charge to increase the deferred tax asset valuation allowance to reduce the carrying value of the deferred tax asset to zero as a result of our net operating loss position.

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

     We apply the following critical accounting policies in the preparation of our consolidated financial statements:

● Allowance for Excess and Obsolete Inventory. Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, our cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly different than the established write-down, a revision to the obsolescence write-down would be recorded in the period in which such a determination was made.

● Goodwill. We have determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. One of the impairment criteria used for evaluation of goodwill is the stock price of the Company. We consider our stock price to be the best independent valuation measure. While other criteria used to evaluate goodwill did not indicate an impairment, our stock traded below our book value from November 7, 2007 through December 7, 2007. As a result, we considered our goodwill to be impaired and wrote it down from its recorded value of $3 million to a value of $-0- as of September 29, 2007.
● Deferred Income Taxes. We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established where the realization of any deferred taxes becomes less likely than not to occur. We analyze the valuation allowance periodically which may result in income tax expense being different than statutory rates.
● Revenue Recognition. We make electronic components (flexible circuits) based on customer specifications. Our revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. We have an implied warranty that the products meet our customers’ specification. Credits only are issued for customer returns. In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 104, "Revenue Recognition." Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, a binding purchase order is used as evidence of an arrangement. We recognize revenue from the sale of our products upon shipment or delivery of our products to our customers, depending upon the customer agreement or shipping terms. We also store inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to our customers’ manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss which follows our customers’ acknowledgement of the receipt of the goods.
● Stock based Compensation. For purposes of determining estimated fair value of stock-based payment awards on the date of grant under SFAS 123(R), the Company used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) may differ significantly from what was recorded in the current period.

 Liquidity and Capital Resources

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $10.5 million at September 29, 2007 and $9.8 million at September 30, 2006.

     Net cash used in operating activities was $17.6 million in the fiscal year ended September 29, 2007. For fiscal 2007, net cash used in operating activities was the result of the net loss for the period and the decrease in accounts payable more than offsetting non-cash charges and decreases in accounts receivable and inventory. Accounts receivable, inventory and accounts payable decreased related to the lower level of fiscal 2007 fourth quarter revenue as compare to the fiscal 2006 fourth quarter revenue.

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

     Net cash used by operating activities was $6.3 million in the fiscal year ended October 1, 2005. For fiscal 2005, net cash used by operating activities was the result of increases in accounts receivable and inventory more than offsetting increased accounts payable and the net of the pretax loss and non-cash charges for deferred tax allowance charges and depreciation. Accounts receivable, inventory and accounts payable all increased as a result of the increased level of pass-through material content in the new FSA and FPD programs which entered production during the year.

     Net cash provided by investing activities was $8,000 in the fiscal year ended September 29, 2007, compared to net cash used in investing activities of $2.8 million in fiscal 2006 and $25.9 million in fiscal 2005. In fiscal 2007, net cash provided by investing activities was attributed to the $4.8 million proceeds from the sale of the U.S. based assets including the Maple Plain facility more than offsetting the capital spending related to process improvements at our Thailand facility. In fiscal 2006, net cash used in investing activities was attributed to capital spending of $8.1 million related to the expansion of our Thailand facility and increases in our Thailand panel processing capability offset partially by the $5 million proceeds from the sale of our etched metal business, facility and related equipment. In fiscal 2005, net cash used in investing activities was attributed to the purchase of equipment to manufacture copper clad polyimide, spending related to the expansion of our Thailand facility and the purchase of equipment required to meet our expected increase in production of flexible circuits for FPD applications net of proceeds from the sale of the acquired Eastlake, Ohio facility.

     Net cash provided by financing activities was $18.2 million in fiscal 2007, compared to net cash used in financing activities of $18.4 million in fiscal 2006. Fiscal 2007 net cash provided by financing activities was the result of the $20.4 million borrowed under our short-term Thailand packing credit facilities and a $9.0 million draw down under our new long term Thailand credit facilities and a $2.5 million increase in the U.S. dollar foreign exchange valuation of the Thailand baht denominated debt partially offset by the $4 million pay down of the US facility from the Maple Plain facility sale proceeds and scheduled debt payments on our existing Thailand debt facilities and US based debt and capital leases.

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

      In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provides for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $9.5 million under this new credit facility in fiscal 2007. In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of September 29, 2007, we had approximately $25.5 million outstanding under our long-term Thailand credit facilities and a 20.4 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of September 29, 2007 was approximately $8.0 million under our long-term Thailand credit facilities and approximately $14.6 million under our short-term packing credit and working capital facilities. Utilization of the $8.0 million available under our long-term credit facility is based on capital expenditures and utilization of our packing credit facility availability is based on qualifying customer purchase orders. As of September 29, 2007, we were in compliance with covenants under our Thailand credit facilities.

     In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of September 29, 2007, $1.1 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

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

Contractual Obligations

     The table below discloses a summary of the Company’s specified contractual obligations at September 29, 2007 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Long-term Debt	$11,109	$13,762	$1,806	$ —	$26,677
Obligations (1)
Operating Leases	341	699	389	129	1,558
Purchase orders	2,053	—	—	—	2,053
Total	$13,503	$14,461	$2,195	$129	$30,288

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

     Accounting for Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the first quarter of our fiscal 2008 beginning September 30, 2007. We do not expect FIN 48 to have a material effect on our financial condition or results of operations.

Forward Looking Statements

     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers’ market share, impact of restructuring charges, changes in manufacturing efficiencies, continued cash availability under our credit facilities and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 29, 2007. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At September 29, 2007, we had open forward exchange contracts to buy Thailand baht maturing November 9, 2007; November 15, 2007; November 26, 2007; December 11, 2007 and December 19, 2007 with notional amounts of 435 million baht, 325 million baht, 62 million baht, 61 million baht and 75 million baht, respectively. The total open contracts for 958 million baht equates to approximately $28.0 million. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

     We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (regarding Financial Statements)	34
Report of Independent Registered Public Accounting Firm (regarding Internal Control Over Financial
Reporting)	35
Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006	36
Consolidated Statements of Operations for the years ended September 29, 2007: September 30, 2006 and
October 1, 2005	37
Consolidated Statements of Stockholders' Equity for the years ended September 29, 2007; September 30,
2006 and October 1, 2005	38
Consolidated Statements of Cash Flows for the years ended September 29, 2007; September 30, 2006 and
October 1, 2005	39
Notes to Consolidated Financial Statements	40
Quarterly Financial Data (unaudited)	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Innovex, Inc.

     We have audited the accompanying consolidated balance sheets of Innovex, Inc. and subsidiaries (the Company) as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovex, Inc. and subsidiaries as of September 29, 2007 and September 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

     As stated in note N, “Liquidity”, of the consolidated financial statements, the Company has suffered recurring losses from operations and has historically financed its operations through cash from operating activities and bank credit facilities. The Company’s financing alternatives are also described in Note N.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information for each of the three years in the period ended September 29, 2007 in this schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
December 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Innovex, Inc.

     We have audited the internal control over financial reporting of Innovex, Inc. and subsidiaries (the Company) as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Innovex, Inc. and subsidiaries maintained in all material respects effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innovex, Inc. and subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the three years in the period ended September 29, 2007, and our report dated December 12, 2007, which contained an emphasis of matter paragraph related to the Company’s liquidity, expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota
December 12, 2007

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	September 29,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and equivalents	$10,453,803	$9,819,045
Accounts receivable, less allowance for doubtful accounts of $217,000
(2006—$273,000)	13,742,477	14,151,405
Inventories	11,055,082	12,009,288
Other current assets	2,460,199	2,544,926
Total current assets	37,711,561	38,524,664
Property, plant and equipment—at cost:
Land and land improvements	2,610,132	3,176,863
Buildings and leasehold improvements	21,981,057	28,979,076
Machinery and equipment	63,052,207	71,075,382
Office furniture and fixtures	410,875	1,113,269
	88,054.271	104,344,590
Less accumulated depreciation and amortization	49,239,311	52,784,349
Net property, plant and equipment	38,814,960	51,560,241
Assets held for sale	2,058,308	—
Goodwill	—	3,000,971
Other assets	775,593	1,081,374
Total assets	$79,360,422	$94,167,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$11,049,170	$9,044,726
Line of credit	20,433,958	—
Accounts payable	14,865,174	15,724,543
Accrued compensation	1,805,567	2,545,072
Other accrued liabilities	1,729,392	1,543,850
Total current liabilities	49,883,261	28,858,191
Long-term debt, less current maturities	15,548,964	19,800,255
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $.04 par value; 30,000,000 shares authorized,
19,407,966 shares issued and outstanding (2006—19,380,558)	776,319	775,222
Capital in excess of par value	61,709,491	61,144,435
Retained earnings (Accumulated deficit)	(48,557,613)	(16,410,853)
Total stockholders' equity	13,928,197	45,508,804
Total liabilities and stockholders' equity	$79,360,422	$94,167,250

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	September 29,	September 30,	October 1,
	2007	2006	2005
Net sales	$87,844,120	$173,144,366	$200,247,359

Costs and expenses:
Cost of sales	90,531,067	154,352,811	185,285,695
Selling, general and administrative	11,694,057	14,561,420	14,268,061
Royalty expense to equity investee	625,699	1,432,716	1,896,936
Engineering	3,447,821	5,144,156	6,969,556
Restructuring and goodwill impairment charges	9,857,179	14,768,293	2,771,103
Net (gain) loss on sale of assets	1,266,195	(2,890,314)	745,367
Interest expense	2,564,764	2,274,985	1,656,129
Interest income	(219,007)	(127,759)	(106,306)
Other (income) expense, net	212,267	589,151	(1,112,479)
	119,980,042	190,105,459	212,374,062

Income (loss) before provision for income taxes	(32,135,922)	(16,961,093)	(12,126,703)
Benefit (provision) for income taxes	(10,838)	(8,916)	(12,860,296)
Net income (loss)	$(32,146,760)	$(16,970,009)	$(24,986,999)

Net income (loss) per share:
Basic	$(1.66)	$(0.88)	$(1.30)
Diluted	$(1.66)	$(0.88)	$(1.30)

Weighted average shares outstanding:
Basic	19,389,169	19,299,705	19,164,451
Diluted	19,389,169	19,299,705	19,164,451

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended September 29, 2007, September 30, 2006 and October 1, 2005

			Retained
		Capital in	Earnings	Total
	Common	Excess of	(Accumulated	Stockholders'
	Stock	Par Value	Deficit)	Equity
Balance at October 3, 2004	$764,339	$60,771,551	$25,546,155	$87,082,045
Shares issued through exercise
of stock options	2,991	156,913	—	159,904
Valuation allowance provided
for tax benefits from exercise
of stock options	—	(992,715)	—	(992,715)
Shares issued through
employee stock purchase plan	1,524	112,773	—	114,297
Net loss	—	—	(24,986,999)	(24,986,999)
Balance at October 1, 2005	768,854	60,048,522	559,156	61,376,532
Shares issued through exercise
of stock options	5,489	372,084	—	377,573
Stock based compensation
expense	—	670,635	—	670,635
Shares issued through
employee stock purchase plan	879	53,194	—	54,073
Net loss	—	—	(16,970,009)	(16,970,009)
Balance at September 30, 2006	775,222	61,144,435	(16,410,853)	45,508,804
Shares issued through exercise
of stock options	193	2,525	—	2,718
Stock based compensation
expense	—	529,397	—	529,397
Shares issued through
employee stock purchase plan	904	33,134	—	34,038
Net loss	—	—	(32,146,760)	(32,146,760)
Balance at September 29, 2007	$776,319	$61,709,491	$(48,557,613)	$13,928,197

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(32,146,760)	$(16,970,009)	$(24,986,999)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	8,259,393	10,321,059	12,176,000
Asset impairment changes	4,159,296	11,183,087	—
Deferred income taxes	—	—	12,855,158
Stock based compensation	529,397	670,634	—
Other non-cash items	1,266,195	(3,312,583)	(15,634)
Changes in operating assets and liabilities:
Accounts receivable, net	408,928	18,434,102	(5,337,885)
Inventories	954,206	5,279,291	(5,521,136)
Income taxes	—	—	(37,641)
Other current assets	84,727	(1,231,299)	1,383,018
Other long-term assets	301,092	2,676,852	(229,605)
Accounts payable	(859,369)	(7,254,612)	2,438,231
Other current and long-term liabilities	(553,963)	(1,661,097)	937,260
Net cash provided (used in) operating activities	(17,596,858)	18,135,425	(6,339,233)

Cash Flows From Investing Activities:
Capital expenditures	(4,738,287)	(8,124,748)	(28,830,197)
Proceeds from sale of assets	4,746,037	5,337,954	2,940,418
Net cash used in investing activities	7,750	(2,786,794)	(25,889,779)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(13,734,851)	(7,807,809)	(6,231,137)
Net (payments) proceeds on line of credit	20,433,958	(13,881,178)	13,881,178
Issuance of long-term debt	11,488,003	2,813,645	22,796,820
Proceeds from exercise of stock options	2,718	377,573	159,904
Proceeds from employee stock purchase plans	34,038	54,073	114,297
Net cash provided by (used in) financing activities	18,223,866	(18,443,696)	30,721,062
Increase (decrease) in cash and equivalents	634,758	(3,095,065)	(1,507,950)
Cash and equivalents at beginning of year	9,819,045	12,914,110	14,422,060
Cash and equivalents at end of year	$10,453,803	$9,819,045	$12,914,110

Supplemental Disclosures:

Cash paid for interest was approximately $2,661,000; $2,306,000; and $1,594,000 in 2007, 2006 and 2005.

Income tax payments were approximately $11,000; $20,000; and zero in 2007, 2006 and 2005.

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2007, September 29, 2006 and October 1, 2005

Note A.—Summary of Significant Accounting Policies

     Innovex, Inc. and Subsidiaries (the "Company") is a diversified manufacturer of electrical components for the computer, data storage, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company's revenues, operating profits and assets relate to one operating segment involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Lamphun and Korat, Thailand. The Company operates in one business segment.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Principles of Consolidation and Fiscal Year—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

     The Company utilizes a fiscal year that ends on the Saturday nearest to September 30 which results in a 52 or 53 week year rather than a twelve-month fiscal year. The Company’s actual fiscal quarters end on the Saturday closest to the end of the calendar quarter. Fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 included 52 weeks of operations.

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

     Cash and Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 29, 2007 and September 30, 2006. Cash of approximately $8.3 million and $7.6 million was on deposit in foreign financial institutions at September 29, 2007 and September 30, 2006. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

     Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and any other intangible assets determined to have indefinite useful lives are not amortized. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. One of the impairment criteria used for evaluation of goodwill is the stock price of the Company. The Company’s stock price is considered the best independent valuation measure. While other criteria used to evaluate goodwill did not indicate an impairment, the Company’s stock traded below the Company’s book value from November 7, 2007 through December 7, 2007. As a result, the Company’s goodwill was considered impaired and written down to a value of $-0- as of September 29, 2007.

     Fair Values of Financial Instruments—Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

     Net Income (Loss) Per Share—The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 1,976,815, 1,416,536 and 1,268,456 shares of common stock were outstanding during 2007, 2006 and 2005, but were excluded from the computation of common share equivalents because they were antidilutive.

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

     For all sales, a binding purchase order is used as evidence of an arrangement. The Company also stores inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods. The Company has an implied warranty that the products meet the customer’s specification. Credits are issued for customer returns.

     Use of Estimates—Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

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

     Stock Based Compensation—Commencing on October 2, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $529,000 and $653,000 of related compensation expense in fiscal years 2007 and 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense increased both basic and diluted net loss per share by $0.03 for fiscal years 2007 and 2006.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to the year ending:

(in thousands except for per share
amounts)	October 1,2005
Net income (loss) as reported	$(24,987)
Less total stock-based employee compensation expense determined
under the fair value based method for all awards, net of tax effects	(645)
Net income (loss)- pro forma	$(25,632)

Basic and diluted net income (loss) per common share – as reported	$(1.34)
Basic and diluted net income (loss) per common share – pro forma	$(1.34)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted in 2007, 2006 and 2005 were $0.85, $1.17 and $1.62, respectively. The total intrinsic value of options exercised during the years ended September 29, 2007, September 30, 2006 and October 1, 2005, was $6,000 $366,000, and $211,000, respectively. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses its actual forfeiture rate.

	2007	2006	2005
Risk-free interest rate	4.5%	4.3%	3.0%
Expected volatility	50%	48%	48%
Expected life (in years)	3.0	3.0	3.0
Dividend yield	—	—	—

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

     Accounting for Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the first quarter of our fiscal 2008 beginning September 30, 2007. We do not expect FIN 48 to have a material effect on our financial condition or results of operations.

Note B.—Inventories -

     Inventories are comprised of the following in thousands:

	September 29,	September 30,
	2007	2006
Raw materials and purchased parts	$4,549	$5,370
Work-in-process and finished goods	6,506	6,639
	$11,055	$12,009

Note C.—Line of Credit and Long-Term Debt -

     In December 2006, the Company entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provides for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $9.5 million under this new credit facility during fiscal 2007. In June 2004, the Company entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand credit facilities are secured by certain receivables, inventory and assets held by the Company in Thailand with a book value of $65.9 million at September 29, 2007. As of September 29, 2007, we had approximately $25.5 million outstanding under our long-term Thailand credit facilities and a 20.4 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of September 29, 2007 was approximately $8.0 million under our long-term Thailand credit facilities and approximately $14.6 million under our short-term packing credit and working capital facilities. Utilization of the $8.0 million available under our long-term credit facility is based on capital expenditures and utilization of our packing credit facility availability is based on qualifying customer purchase orders.

     Under the terms of the Thailand based credit facility, any outstanding balance on the 400 and 660 million baht term loans had interest rates of 5.7813% and 5.8125%, respectively, at September 29, 2007. The 400 and 660 million baht facilities bore interest at the one year fixed deposit rate plus 3% until June 2007 when they began bearing interest at the one year fixed deposit rate plus 3.5%. The packing credit bears interest at the BAY minimum loan rate (MLR) less 1.75%, which ranged from 5.3725 to 6.125 for the tranches outstanding at September 29, 2007. Funds are available under the packing credit facility on a revolving basis. Amounts are drawn on the packing credit facility upon presentation of an open customer purchase order. The amounts drawn on the packing credit facility mature within 180 days of the draw date. The working capital and overdraft facilities bear interest at the TMB and BAY minimum overdraft rate (“MOR”), 7.625% at September 29, 2007. The Company is required to maintain certain financial ratios and meet certain net worth levels. The Company was in compliance with all covenants as of September 29, 2007. As of September 30, 2006, the interest rate on the 400 and 660 million baht term loans had interest rates of 7.1875% and 7.25%, respectively.

     In January 2005, the Company entered into a financing agreement with US Federal Credit Union under which the Company borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005 for a total of $7.1 million. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of the Company’s etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of September 29, 2007, $1.1 million was outstanding under the US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by the Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

     Long-term obligations consist of the following:

	September 29,	September 30,
(in thousands of U.S dollar equivalents)	2007	2006
Thailand BAY and TMB facilities:
400 million baht term loan	$6,712	$9,046
660 million baht term loan	9,339	14,367
600 million baht term loan	9,467	—

U.S. based facilities:
US Federal Credit Union	1,080	5,399
Various capital leases	—	33
	26,598	28,845
Less current portion	11,049	9,045
	$15,549	$19,800

     At September 29, 2007, the outstanding balance under the packing credit facility was $20.4 million while there were no outstanding balances under the working capital and overdraft facilities. At September 30, 2006, there were no outstanding balances under the packing credit, working capital and overdraft facilities.

     Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2008—$11,049; 2009—$8,635; 2010—$5,107; 2011—$1,807; and none thereafter. The recorded value of long-term debt approximates fair market value.

Note D.—Stockholders' Equity

Stock Option Plans—

     The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At September 29, 2007, the Company had 766,316 shares of common stock available for issuance under the plans.

Restricted Stock Plan—

     The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over three to five years. At September 29, 2007, the Company had 107,300 shares of common stock available for issue under the plan.

     Transactions under the stock option and restricted stock plans during each of the three years in the period ending September 29, 2007 are summarized as follows:

		Weighted
	Number of	Average
	Shares Under	Exercise
	Option	Price
Balance at October 3, 2004	2,008,218	7.55

Granted	527,150	4.55
Forfeited	(363,425)	7.46
Exercised	(74,785)	1.81
Balance at October 1, 2005	2,097,158	6.99

Granted	574,850	3.11
Forfeited	(399,456)	5.88
Exercised	(136,575)	2.66
Balance at September 30, 2006	2,135,977	6.43

Granted	474,250	2.33
Forfeited	(627,445)	7.09
Exercised	(4,814)	0.56
Balance at September 29, 2007	1,977,968	5.25

     Options exercisable at:

		Weighted
	Number	Average
	Exercisable	Exercise Price
October 1, 2005	1,008,735	$8.78
September 30, 2006	1,064,527	8.48
September 29, 2007	1,061,211	6.70

     The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average			Average	Aggregate
Exercise	Number	Contractual	Exercise	Aggregate	Number	Exercise	Intrinsic
Prices	Outstanding	Life	Price	Intrinsic Value	Exercisable	Price	Value
$0.00 - $2.41	687,346	7.6 years	$2.15	$1,476,557	286,130	$1.95	$614,664
2.70 - 4.84	683,000	7.5 years	3.69	2,517,811	256,109	3.88	944,120
5.28 - 7.82	166,822	4.5 years	6.80	1,133,806	158,922	6.79	1,080,113
8.71 - 9.80	209,800	6.2 years	9.57	2,007,555	130,050	9.57	1,244,435
11.49 - 11.51	102,900	1.1 years	11.50	1,183,401	102,900	11.50	1,183,401
12.59 - 13.79	103,100	3.1 years	13.05	1,345,135	102,100	13.05	1,332,088
28.75 - 28.76	25,000	0.1 years	28.75	718,750	25,000	28.75	718,750
	1,977,968			$10,383,015	1,061,211		$7,117,571

A summary of the status of the Company’s nonvested shares as of September 29, 2007, and changes during the year ended September 29, 2007, is presented below:

		Weighted
		Average Grant
Nonvested Shares	Shares (000)	Date Fair Value
Nonvested at October 1, 2006	1,071,450	$1.74
Granted	474,250	0.85
Vested	(388,183)	1.36
Forfeited	(240,760)	1.63
Nonvested at September 29, 2007	916,757	$1.37

As of September 29, 2007, there was $858,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended September 29, 2007, September 30, 2006, and October 1, 2004, was $529,000, $653,000, and $645,000, respectively.

Employee Stock Purchase Plan—

     The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 500,000 shares of common stock have been reserved for issuance. As of September 29, 2007, 335,533 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Note E.—Income Taxes

     The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended:

	September 29,	September 30,	October 1,
	2007	2006	2005
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	—	—	0.1
Foreign operating income benefit	3.5	(7.3)	(15.4)
Change in valuation allowance	29.9	40.6	164.1
Adjustments to income tax provision accruals	—	—	—
Permanent differences	0.6	0.8	(0.2)
	—%	0.1%	114.6%

Components of the (benefit) provision for income taxes are as follows for the years ended (thousands of dollars):

	September 29,	September 30,	October 1,
	2007	2006	2005
Current:
Federal	$—	$—	$—
Foreign	—	—	—
State	11	9	4
	11	9	4
Deferred	—	—	12,856
	$11	$9	$12,860

     Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The Company's deferred tax asset was reviewed for expected utilization using a "more likely than not" approach by assessing the available positive and negative evidence surrounding its recoverability. As a result of the Company’s net operating loss position, the Company recorded a valuation allowance of $62,177,000 at September 29, 2007 and $51,796,000 at September 30, 2006. The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied. The net operating loss and tax credit carry-forwards of $156,037,000 expire at various dates from September 2018 through September 2027.

     The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at (thousands of dollars):

	September 29,	September 30,
	2007	2006
Current deferred tax assets:
Inventories	$35	$117
Receivables	53	74
Other current assets	(55)	(243)
Compensation and benefits	41	155
Restructuring	225	154
Other accruals	105	68
Valuation allowances	(404)	(325)
	$—	$—
Long-term deferred tax assets (liabilities)—net:
Accelerated depreciation	$345	$1,559
Intangibles	3,016	2,746
Prepaid royalties	—	(173)
Tax credit and NOL carryforwards	58,412	47,339
Valuation allowances	(61,773)	(51,471)
	$—	$—

Note F.—Derivative Instruments – Foreign Currency Transactions

     The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At September 29, 2007, the Company had open forward exchange contracts to buy Thailand baht maturing November 9, 2007; November 15, 2007; November 26, 2007; December 11, 2007 and December 19, 2007 with notional amounts of 435 million baht, 325 million baht, 62 million baht, 61 million baht and 75 million baht, respectively. The total open contracts for 958 million baht equates to approximately $28.0 million.

     Foreign currency transaction gains or (losses) included in net other (income) expense (in thousands):

	September 29,	September 30,	October 1,
(in thousands)	2007	2006	2005
Gain or (loss) from forward exchange	$2,775	$1,998	$(839)
contracts
Other foreign currency gain or (loss)	(3,024)	(2,594)	949
Net gain or (loss) from foreign currency
transactions	$(249)	$(596)	$110

Note G.—Retirement and Profit-Sharing Plans

     The Company sponsors a 401(k) retirement plan for all of its employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of each dollar of employee elective deferral contributions, up to 3% of the employee’s compensation. Company contributions for this plan were approximately $210,000, $299,000 and $372,000 for the years ended September 29, 2007, September 30, 2006 and October 1, 2005.

Note H.—Research and Development Costs

     The Company incurred research and development costs of approximately $3,401,000, $4,538,000 and $5,839,000 for the years ended September 29, 2007, September 30, 2006 and October 1, 2005.

Note I.—Foreign Operations and Significant Customers

     The Company continues to increase the functions performed in its Asian operation located in Lamphun, Thailand in order to take advantage of the proximity to customers and favorable labor and operating costs. The Company had aggregate export sales of $84,328,000; $164,089,000 and $185,964,000 for the years ending September 29, 2007; September 30, 2006 and October 1, 2005, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 29, 2007 and September 30, 2006, long-lived assets of $44,324,000 and $43,351,000 were located in Thailand.

     International net sales concentrations for fiscal years in excess of 10% were:

	2007	2006	2005
Thailand	54%	62%	65%
Republic of China	25	26	26
Singapore	16	6	1

Revenues from three customers made up a significant portion of the Company's total net sales during the years ending:

	September 29,	September 30,	October 1,
	2007	2006	2005
Seagate	66%	73%	73%
Hitachi Global Storage	17	6	2
Philips/TPO	11	14	15

     Seagate acquired Maxtor in May 2006. Maxtor activity has been combined with Seagate activity for prior year presentation purposes. Philip’s Mobile Display Systems business unit was merged with Toppoly Optoelectronics Corporation of Taiwan to create a new company called TPO in November 2005.

     Accounts receivable from the above three customers are 93% and 79% of the Company's accounts receivable at September 29, 2007 and September 30, 2006.

Note J.—Commitments and Contingencies

     The Company paid rent of $1,431,000, $1,664,000 and $1,212,000 in fiscal 2007, 2006 and 2005 under facility and equipment operating leases that expire at various dates through December 2012. As of September 29, 2007, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2008—$341; 2009—$348; 2010—$351; 2011—$289; 2012—$100; and beyond— $129. The operating lease commitments relate to the Eastlake, Ohio facility and the Plymouth, Minnesota office lease. The Company is no longer using the Eastlake facility and expects to vacate the Plymouth facility by the end of the fiscal 2008 second quarter. The Company is attempting to sublease both these facilities.

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

     Purchases from Hutchinson Technology Inc. comprised 32%, 38% and 35% of total purchases for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Hutchinson Technology Inc. is the sole provider of suspension components for our FSA product which we expect to reach its end of life by the end of the fiscal 2008 second quarter.

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

     The Company had accounted for its investment in AKI on the equity method. Included in other income is a gain of $806,000 recorded related to the Company’s equity holding in AKI in fiscal 2005. In addition, the Company received consulting fees from AKI of $170,000 in fiscal 2005. The Company did not record any gains or losses on its AKI equity investment from the filing of its lawsuit against AKI and the AKI Inside Shareholders in July 2005 through the settlement of the lawsuit on March 7, 2006. The Company recorded a $6,000 loss related to the sale of its equity holding in AKI as part of the March 7, 2006 settlement.

Note L.—Restructuring Charges

Corporate office relocation:

     On October 1, 2007, the Company announced a plan to relocate its corporate offices to Thailand and discontinue manufacturing activity at its Korat, Thailand facilities as the FSA product reaches its expected end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of the company’s manufacturing operations to Thailand and the presence of the Company’s banking sources and most of its customers and suppliers in Asia. In addition, incremental cost reductions are required for the Company to return to profitability.

     Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter. The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility. The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature. Total cash related restructuring charges excluding asset impairments of approximately $3.6 million are expected related to the plan. The $3.6 million is comprised of $2.9 million for one-time termination benefits and $0.7 million related to moving and closing costs associated with transferring the corporate offices to Thailand, terminating the Plymouth, Minnesota office lease and transferring equipment from Korat Thailand to Lamphun, Thailand. Restructuring charges of $43,000 for severance related to the plan were recorded in fiscal 2007.

Litchfield and Eastlake restructuring:

     On January 16, 2006, the Company announced a plan to move prototyping and high volume manufacturing from its Litchfield, Minnesota facilities to its Lamphun, Thailand facilities. On September 25, 2006, the Company expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and move the remaining development efforts to its Thailand facilities. The plan announced in September 2006 was to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007. The plan also included acceleration of production end-of-life at the Eastlake, Ohio laminate material manufacturing facility. In June 2006, as part of the plan, the Company divested its low-volume etched metal product line also located at the Litchfield facilities. In addition to closing the Litchfield and Eastlake facilities, the Company continues to selectively reduce its indirect labor and general and administrative expenses at both its U.S. and Thailand locations. The restructuring was triggered by the Company’s need to reduce its cost structure in order to compete effectively and as a result of its lower than expected level of revenue.

     Asset impairment charges related to the expanded restructuring plan of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006 for a total of $10.1 million. The assets that were impaired include the Litchfield facilities and related equipment. The fair value of these assets was determined using appraised values. The fair value of the Litchfield facility impairment was determined from an independent appraisal performed by Ruhland Commercial Consultants, Ltd. The fair value of the equipment located at the facilities was determined from appraisals performed by Asset Reliance International, LLC. Assets that were not transferred to Lamphun, Thailand were sold or disposed. A $900,000 loss on the sale of assets was recorded during the fiscal 2007 third quarter as the remaining assets were sold.

     Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility is expected to be complete by the end of December 2007. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility in fiscal 2008.

     Total cash related restructuring charges excluding asset impairments of approximately $8.3 million are expected. The $8.3 million is comprised of $3.3 million for one-time termination benefits and $5.0 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $5.6 million related to the Litchfield and Eastlake restructuring were recorded in fiscal 2007. These charges were comprised of $2.4 million for one time termination benefits and $3.2 million for moving and closing costs. Total restructuring charges through September 29, 2007 were $7.6 million. These charges were comprised of $3.3 million for one time termination benefits, $3.5 million for moving and closing costs and $781,000 contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $700,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Maple Plain restructuring:

     In order to reduce its cost structure, the Company closed its Maple Plain facility and consolidated its operations with the Lamphun, Thailand facility. In addition, the Company planned to discontinue supporting the FSA attachment process in order to utilize its resources in other growth areas.

     During fiscal 2004, the Company recorded asset impairment of $13.1 million related to the planned closure of the Maple Plain facility and the plan to discontinue support of the FSA attachment process. Additional asset impairment charges of approximately $1.0 million were recorded in fiscal 2006 related to the disposition of the Maple Plain assets.

The Maple Plain facility was sold in the fiscal 2007 third quarter for $4.25 million and an additional $0.8 million asset impairment charge was recorded in the fiscal 2007 second quarter to reduce the net book value of the facility to its net realizable value. Total asset impairment charges related to the Maple Plain restructuring since its inception were $14.9 million. The assets that were impaired included the Maple Plain facility and related equipment and equipment used in the FSA attachment process. The manufacturing operation has been transferred from the Maple Plain facility to the Lamphun, Thailand facility.

     During fiscal 2004, the Company recorded restructuring charges of $1.7 million related to the Maple Plain restructuring and additional restructuring charges of $2.8 million were recorded in fiscal 2005. During fiscal 2006, restructuring charges of approximately $1.6 million were recorded under the restructuring plan. Excluding asset impairment charges, total restructuring charges were approximately $6.1 million. The $6.1 million was comprised of $1.9 million for one-time termination benefits, $0.4 million for contract termination costs and $3.8 million for other moving and closing costs associated with closing the Maple Plain location.

     Selected information regarding the restructuring follows (in thousands):

			Manufacturing Operations
	Manufacturing Operations		Restructuring—Litchfield and
	Restructuring—Maple Plain		Eastlake
	Facility	Employee	Facility	Employee
	Abandonment	Termination	Abandonment	Termination
	Charges	Benefits	Charges	Benefits	Total
Accrual at
October 1, 2005	$—	$10	$—	$—	$10
Restructuring
charges	1,582	37	1,138	858	3,615
Payments	(1,582)	(47)	(1,138)	(486)	(3,253)
Accrual at
September 30,
2006	—	—	—	372	372
Restructuring
charges	—	—	3,192	2,462	5,654
Payments	—	—	(2,581)	(2,834)	(5,415)
Accrual at
September 29,
2007	$—	$—	$611	$—	$611

Note M. –Goodwill Impairment

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company determined goodwill relates to one reporting unit for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. One of the impairment criteria used for evaluation of goodwill is the stock price of the Company. The Company considers its stock price to be the best independent valuation measure. While other criteria used to evaluate goodwill did not indicate an impairment, the Company’s stock traded below its book value from November 7, 2007 through December 7, 2007. As a result, the goodwill was considered impaired and written down from its recorded value of $3 million to a value of $-0- as of September 29, 2007.

Note N. –Liquidity

     The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $10.5 million at September 29, 2007 and $9.8 million at September 30, 2006. Long-term debt was $15.5 million at September 29, 2007 and $19.8 million at September 30, 2006 less current maturities of $11.0 and $9.0, respectively.

During the years ended September 29, 2007 and September 30, 2006, the Company incurred losses from continuing operations of $29.1 million and $17.0 million, respectively. Operating activities used $17.6 million and provided $18.1 million during the years ended September 29, 2007 and September 30, 2006, respectively. As of September 29, 2007, the Company had a working capital deficit of $12.2 million.

     Total unused debt availability as of September 29, 2007 was approximately $8.0 million under the Company’s long-term Thailand credit facilities and approximately $14.6 million under its short-term packing credit and working capital facilities.

     The Company believes that with the existing Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures for the next twelve months. The Company is considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage its assets. The Company also filed a “shelf” registration statement with the Securities and Exchange Commission on January 12, 2005 under which it may offer up to an aggregate of 3,500,000 shares of its common stock in one or more offerings from time to time. The Company’s financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for its AFC, stacked memory flex, FPD flex and other new products, the Company’s ability to meet its loan covenant requirements and cash flow from operations.

QUARTERLY FINANCIAL DATA

	(Unaudited)
Fiscal 2007 *	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$26,016,841	$21,870,810	$18,150,064	$21,806,405	$87,844,120
Gross profit (deficit)	519,350	31,178	(1,462,299)	(1,775,176)	(2,686,947)
Net income (loss)	(6,325,956)	(7,432,132)	(8,223,829)	(10,164,843)	(32,146,760)
Net income (loss) per
share:
Basic	$(0.33)	$(0.38)	$(0.42)	$(0.52)	$(1.66)
Diluted	$(0.33)	$(0.38)	$(0.42)	$(0.52)	$(1.66)
____________________

* The first, second, third and fourth quarters include restructuring charges of $1,841,000, $2,678,000, $1,369,000 and $967,000, respectively, related to the restructuring of the Company's manufacturing operations and closing its Litchfield and Eastlake facilities. The fourth quarter includes an asset impairment charge of $3,001,000 related to the write-off of goodwill.

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
____________________

* The first, second, third and fourth quarters include restructuring charges of $9,929,000, $1,378,000, $597,000 and $2,865,000, respectively, related to the restructuring of the Company's manufacturing operations and closing its Litchfield and Eastlake facilities.

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

     Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation, management has concluded that internal control over financial reporting was effective as of September 29, 2007.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections entitled “Election of Directors,” “Governance Matters,” “Description of Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive proxy statement to be mailed to shareholders on or about December 12, 2007, and to be filed with the Securities and Exchange Commission within 120 days after September 29, 2007 (the “2007 Proxy Statement”). Except as set forth at Item 4A of this Annual Report, the information required by Item 10 is incorporated herein by reference from the sections noted above of the 2007 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the section entitled “Executive Compensation and Other Information” and “Executive Compensation and Other Information – Director Compensation” in the 2007 Proxy Statement. The information required by Item 11 is incorporated herein by reference from the sections noted above of the 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement. The information required by Item 12 is incorporated herein by reference from the sections noted above of the 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the section entitled “Certain Relationships and Related Transactions” in the 2007 Proxy Statement. The information required by Item 13 is incorporated herein by reference from the sections noted above of the 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the section entitled “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Procedures” in the 2007 Proxy Statement. The information required by Item 14 is incorporated herein by reference from the sections noted above of the 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial Statements		Page

The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:

	• Consolidated Balance Sheets at September 29, 2007 and September 30, 2006		36
• Consolidated Statements of Operations for the three years ended September 29, 2007;
	September 30, 2006 and October 1, 2005		37
• Consolidated Statements of Stockholders' Equity for the three years ended September 29, 2007;
	September 30, 2006 and October 1, 2005		38
• Consolidated Statements of Cash Flows for the three years ended September 29, 2007;
	September 30, 2006 and October 1, 2005		39
	• Notes to Consolidated Financial Statements		40

(2)	Financial Statement Schedules

	Schedule II	Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3(a)	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the Quarter Ended December 31, 1996.

3(b)	Amended and Restated Bylaws are incorporated by reference to Exhibit 3(b) of the Company’s Form 10-Q for the Quarter Ended December 31, 2003.

10(a)	*1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Company's Form S-8 dated March 17, 1989 (File No. 33-27530).

10(b)	*Innovex, Inc. and Subsidiaries Employees' Retirement Plan is incorporated by reference to Exhibit 10(i) of the Company's Form 10-K for the Year Ended September 30, 1992.

10(c)	*1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 (File No. 333-112648).

10(d)	*Innovex, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-112648).

10(e)	*Innovex, Inc. Restricted Stock Plan is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated August 23, 2001 (File No. 333-68228).

10(f)	*Form of Employment Agreement dated February 16, 2006 between Terry Dauenhauer and Keith Foerster and the Company is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 15, 2006.

10(g)	*Employment Agreement dated October 19, 2005 between William P. Murnane and the Company is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 19, 2005.

10(h)	Amended and Restated Second Credit Facilities Agreement effective December 19, 2006 between Innovex (Thailand) Limited as the Borrower and Bank of Ayudhya Public Company Limited and TMB Bank Public Company Limited as the Creditor is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 20, 2006.

10(i)	Third Credit Facilities Agreement effective December 19, 2006 between Innovex (Thailand) Limited as the Borrower and Bank of Ayudhya Public Company Limited and TMB Bank Public Company Limited as the Creditor is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006.

10(j)	**License and Development Agreement dated October 12, 1999 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(k)	**First Amendment to the License and Development Agreement dated July 1, 2001 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(l)	**Second Amendment to the License and Development Agreement dated October 4, 2002 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(m)	**Third Amendment to the License and Development Agreement dated March 7, 2006 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2006.

10(n)	Business Note dated April 13, 2005 in the principal amount of $7,104,000 due February 1, 2010 with Innovex, Inc. as maker and US Federal Credit Union as lender is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 18, 2005.

10(o)	Modification Agreement for Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of April 13, 2005 made by Innovex, Inc. for the benefit of US Federal Credit Union is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 18, 2005.

10(p)	Lease Agreement dated as of July 8, 2005 between Innovex, Inc. and Curtis Investors Ltd. is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 8, 2005.

10(q)	*Amendment No.1 to Employment Agreement by and between Innovex, Inc. and Keith Foerster dated November 16, 2007 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 16, 2007.

21	Subsidiaries of Innovex, Inc.	59

23	Consent of Independent Registered Public Accounting Firm	60

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	61

31.2	Certification of Vice President, Finance pursuant to 13a-14 and 15d-14 of the Exchange Act	62

32	Certificate pursuant to 18 U.S.C. § 1350	63

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

INNOVEX, INC.

	By	\s\ William P. Murnane
William P. Murnane
President and Chief Executive Officer

Date December 14, 2007	By	\s\ Douglas W. Keller
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

\s\ William P Murnane	President, Chief Executive Officer and Director
William P. Murnane	(principal executive officer)

\s\ Douglas W. Keller	Vice President, Finance
Douglas W. Keller	(principal financial officer)

\s\ Terry M. Dauenhauer	Senior Vice President, Chief Operating Officer and
Terry M. Dauenhauer	Director

\s\ D. Allen Andersen	Director
D. Allen Andersen

\s\ Philip D. Ankeny	Director
Philip D. Ankeny

\s\ Robert C. Buhrmaster	Director
Robert C. Buhrmaster

\s\ Kenneth J. Roering	Director
Kenneth J. Roering

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
Description	of Period	Expenses	Deductions		Period
Allowance for doubtful
accounts
September 29, 2007	$273,105	$—	$55,875	(1)	$217,230
September 30, 2006	349,920	—	76,815	(1)	273,105
October 1, 2005	374,644	—	24,724	(1)	349,920

(1) Represents writeoffs of bad debt and adjustments for disputed invoices.