Form 10-K/A
period 2007-09-29
INNOVEX INC
filed 2008-01-08
CIK 50601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               Amendment No. 1 to
                                    FORM 10-K

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes  [ ]         No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes  [ ]         No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

The aggregate market value of shares held by non-affiliates is $34,450,999 computed by reference to the last sale price of the Company's Common Stock, as reported in the Nasdaq National Market system, of $1.80 per share on March 30, 2007, the last business day of the Company's most recently completed second fiscal quarter. As of November 12, 2007, the Company had outstanding 19,407,966 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 15, 2008, are incorporated by reference into Part III.

Explanatory Note:

This Amendment No. 1 to Form 10-K for the year ended September 29, 2007 is filed to include the auditor signatures on the Report of Independent Registered Public Accounting Firm (regarding Financial Statements), the Report of Independent Registered Public Accounting Firm (regarding Internal Control Over Financial Reporting) and Exhibit 23 the Consent of Independent Registered Public Accounting Firm. These signatures were inadvertently not included in the original filing of the Annual Report on Form 10-K. This Amendment No. 1 does not amend any other information.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Innovex, Inc.

                We have audited the accompanying consolidated balance sheets of Innovex, Inc. and subsidiaries (the Company) as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                As stated in Note N, "Liquidity", of the consolidated financial statements, the Company has suffered recurring losses from operations and has historically financed its operations through cash from operating activities and bank credit facilities. The Company's financing alternatives are also described in Note N.

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

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ GRANT THORNTON LLP
----------------------

Minneapolis, Minnesota

December 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Innovex, Inc.

                We have audited the internal control over financial reporting of Innovex, Inc. and subsidiaries (the Company) as of September 29, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

                A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                In our opinion, Innovex, Inc. and subsidiaries maintained in all material respects effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal
Control--Integrated Framework issued by COSO.

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innovex, Inc. and subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 29, 2007, and our report dated December 12, 2007, which contained an emphasis of matter paragraph related to the Company's liquidity, expressed an unqualified opinion on those consolidated financial statements.


/s/ GRANT THORNTON LLP
----------------------

Minneapolis, Minnesota
December 12, 2007

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INNOVEX, INC.


                                     By: /s/ William P. Murnane
                                         ----------------------
                                         William P. Murnane
                                         President and Chief Executive Officer

Date: January 8, 2008                By: /s/ Douglas W. Keller
                                         ---------------------
                                         Douglas W. Keller
                                         Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, on behalf of the Registrant and in the capacities and on the dates indicated, have signed this Amendment No. 1 to Form 10-K.



/s/ William P Murnane                President, Chief Executive Officer and
---------------------                Director
William P. Murnane                   (principal executive officer)

/s/ Douglas W. Keller                Vice President, Finance
---------------------                (principal financial officer)
Douglas W. Keller

/s/ Terry M. Dauenhauer *            Senior Vice President, Chief Operating
-----------------------              Officer
Terry M. Dauenhauer                  Director

/s/ D. Allen Andersen *              Director
---------------------
D. Allen Andersen

/s/ Philip D. Ankeny *               Director
--------------------
Philip D. Ankeny

/s/ Robert C. Buhrmaster *           Director
------------------------
Robert C. Buhrmaster

/s/ Kenneth J. Roering *             Director
----------------------
Kenneth J. Roering

*  By: /s/ Douglas W. Keller
       ---------------------
       Attorney-In-Fact