Form 10-Q
period 2007-12-29
INNOVEX INC
filed 2008-02-08
CIK 50601

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

                for the quarterly period ended December 29, 2007

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" in rule 12b-2 of the Exchange Act.
 Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |_|
                         Smaller reporting company |X|

         Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   |_| Yes |X| No
         As of January 28, 2008, 19,407,966 shares of the Company's common stock, $.04 par value per share, were outstanding.

================================================================================

                                      Index

PART I.          FINANCIAL INFORMATION
-------          ---------------------

Item 1.          Financial Statements.
-------          ---------------------
Item 2.          Management's Discussion and Analysis of Financial Condition
-------          -----------------------------------------------------------
                 and Results of Operations.
                 --------------------------
Item 3.          Quantitative and Qualitative Disclosures about Market Risk.
-------          -----------------------------------------------------------
Item 4           Controls and Procedures.
------           ------------------------

PART II.         OTHER INFORMATION
--------         -----------------

Item 1.          Legal Proceedings
-------          -----------------

Item 6.          Exhibits.
-------          ---------

SIGNATURES
----------

                                                            PART 1
                                                    FINANCIAL INFORMATION


ITEM 1      FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                           December 29,     September 29,
                                                                                               2007             2007
                                                                                          ---------------- ----------------
ASSETS
------
Current assets:
   Cash and equivalents                                                                   $     7,816,761  $    10,453,803
   Accounts receivable, net                                                                    14,292,899       13,742,477
   Inventories                                                                                 10,665,948       11,055,082
   Other current assets                                                                         2,148,211        2,460,199
                                                                                          ---------------- ----------------
     Total current assets                                                                      34,923,819       37,711,561

Property, plant and equipment, net of accumulated depreciation of $51,118,000 and
   $49,239,000                                                                                 37,280,660       38,814,960
Assets held for sale                                                                            2,028,293        2,058,308
Other assets                                                                                      672,332          775,593
                                                                                          ---------------- ----------------
                                                                                          $    74,905,104  $    79,360,422
                                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Current maturities of long-term debt                                                   $    11,217,203  $    11,049,170
   Line of credit                                                                              29,022,011       20,433,958
   Accounts payable                                                                            11,468,257       14,865,174
   Accrued compensation                                                                           547,273        1,805,567
   Other accrued liabilities                                                                    2,393,304        1,729,392
                                                                                          ---------------- ----------------
     Total current liabilities                                                                 54,648,048       49,883,261

Long-term debt, less current maturities                                                        14,094,012       15,548,964

Stockholders' equity:
   Common stock, $.04 par value; 30,000,000 shares authorized, 19,407,966 and
     19,407,966 shares issued and outstanding                                                     776,319          776,319
   Capital in excess of par value                                                              61,821,801       61,709,491
   Retained earnings (Accumulated deficit)                                                    (56,435,076)     (48,557,613)
                                                                                          ---------------- ----------------
     Total stockholders' equity                                                                 6,163,044       13,928,197
                                                                                          ---------------- ----------------
                                                                                          $    74,905,104  $    79,360,422
                                                                                          ================ ================

See accompanying notes to condensed consolidated financial statements.


INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


---------------------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                       --------------------------------------------
                                                        December 29, 2007      December 30, 2006
                                                       --------------------- ----------------------

Net sales                                              $         20,795,159  $          26,016,841
Costs and expenses:
   Cost of sales                                                 21,812,800             25,497,491
   Selling, general and administrative                            2,547,195              3,158,332
   Royalty expense                                                  108,031                206,140
   Engineering                                                      685,326                999,799
   Restructuring charges                                          2,251,070              1,841,319
   Net (gain) loss on sale of assets                                    799                (11,253)
   Interest expense                                                 738,004                569,830
   Interest income                                                  (55,405)               (36,145)
   Net other (income) expense                                       584,801                117,284
                                                       --------------------- ----------------------
Income (loss) before taxes                                       (7,877,462)            (6,325,956)
Income taxes                                                             --                     --
                                                       --------------------------------------------
Net income (loss)                                      $         (7,877,462) $          (6,325,956)
                                                       ============================================

Net income (loss) per share:
   Basic                                               $              (0.41) $               (0.33)
                                                       ===================== ======================
   Diluted                                             $              (0.41) $               (0.33)
                                                       ===================== ======================

Weighted average shares outstanding:
   Basic                                                         19,407,966             19,381,435
                                                       ===================== ======================
   Diluted                                                       19,407,966             19,381,435
                                                       ===================== ======================


See accompanying notes to condensed consolidated financial statements.


INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                                           Three Months Ended
                                                                               -------------------------------------------
                                                                                December 29, 2007     December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $         (7,877,462) $         (6,325,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                          1,935,758             2,115,318
   Stock compensation expense                                                               111,767               147,075
   Other non-cash items                                                                          --               (11,253)
Changes in operating assets and liabilities:
     Accounts receivable                                                                   (550,422)            1,788,026
     Inventories                                                                            389,134               571,511
     Other current assets                                                                   311,988              (883,675)
     Other long term assets                                                                 101,204               139,574
     Accounts payable                                                                    (3,396,917)           (2,304,854)
     Accrued compensation and other accrued liabilities                                    (594,382)             (117,987)
                                                                               --------------------- ---------------------
Net cash provided by (used in) operating activities                                      (9,569,332)           (4,882,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (369,386)           (2,239,838)
   Proceeds from sale of assets                                                                  --                16,445
                                                                               --------------------- ---------------------
Net cash provided by (used in) investing activities                                        (369,386)           (2,223,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (2,748,745)           (1,724,482)
   Issuance of long-term debt                                                             1,461,826             8,986,889
   Net activity on line of credit                                                         8,588,052             5,786,377
   Proceeds from exercise of stock options and employee stock purchase plan                     543                 2,719
                                                                               --------------------- ---------------------
Net cash provided by (used in) financing activities                                       7,301,676            13,051,503
                                                                               --------------------- ---------------------

Increase (decrease) in cash and equivalents                                              (2,637,042)            5,945,889

Cash and equivalents at beginning of period                                              10,453,803             9,819,045
                                                                               --------------------- ---------------------

Cash and equivalents at end of period                                          $          7,816,761  $         15,764,934
                                                                               ===================== =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                                   $            746,000  $            547,000
    Income taxes                                                               $              6,000  $              4,000


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

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30 which results in a 52 or 53 week year rather than a twelve-month fiscal year. The Company's actual fiscal quarters end on the Saturday closest to the end of the calendar quarter. All quarters presented in these financial statements contain 13 weeks. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2007.

Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 - RESTRUCTURING CHARGES

Corporate office relocation:

     On October 1, 2007, the Company announced a plan to relocate its corporate offices to Thailand and discontinue manufacturing activity at its Korat, Thailand facility as the FSA product reaches its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of the Company's manufacturing operations to Thailand and the presence of its banking sources and most of its customers and suppliers in Asia. In addition, incremental cost reductions are required for the Company to return to profitability.

     Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter. The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility. The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature.


     Total cash related restructuring charges excluding asset impairments of approximately $3.6 million are expected related to the plan. The $3.6 million is comprised of $3.1 million for one-time termination benefits and $0.5 million related to moving and closing costs associated with transferring the corporate offices to Thailand, terminating the Plymouth, Minnesota office lease and transferring equipment from Korat, Thailand to Lamphun, Thailand. Restructuring charges of $2.0 million related to the planned corporate office and Korat restructuring were recorded in the first quarter of fiscal 2008. These charges were comprised of $1.9 million one time termination benefits and $0.1 million for moving and closing costs. Total restructuring charges through December 29, 2007 were $2.1 million. These charges were comprised of $2.0 million for one time termination benefits, $0.1 million for moving and closing costs. Most of the remaining anticipated expenditures related to the plan of approximately $1.6 million are expected to be incurred prior to the end of the fiscal 2008 second quarter.


Litchfield and Eastlake restructuring:

     On January 16, 2006, the Company announced a plan to move prototyping and high volume manufacturing from its Litchfield, Minnesota facilities to its Lamphun, Thailand facilities. On September 25, 2006, the Company expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and move the remaining development efforts to its Thailand facilities. The plan announced in September 2006 was to accelerate the end of life production for FSA flexible circuits in Litchfield and discontinue use of that facility by the end of April 2007. The plan also included acceleration of production end-of-life at the Company's Eastlake, Ohio laminate material manufacturing facility. The restructuring was triggered by the Company's need to reduce its cost structure in order to compete effectively and as a result of lower than expected revenue.

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

     Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility is expected to be complete by the end of February 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility in fiscal 2008.


     Total cash related restructuring charges excluding asset impairments of approximately $8.6 million are expected for the Litchfield and Eastlake restructuring. The $8.6 million is comprised of $3.3 million for one-time termination benefits and $5.3 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $239,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 first quarter. Total restructuring charges through December 29, 2007 were $7.9 million. These charges were comprised of $3.3 million for one time termination benefits, $3.8 million for moving and closing costs and $0.8 million contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $700,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

NOTE 3 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,876,212 shares of common stock were outstanding during the three month period ending December 29, 2007, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,995,062 shares of common stock were outstanding during the three month period ending December 30, 2006, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 4 - STOCK BASED COMPENSATION
The Company recorded $112,000 and $147,000 of related compensation expense for the three month periods ended December 29, 2007 and December 30, 2006, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense increased both basic and diluted net loss by $0.01 for the three months ended December 29, 2007 and December 30, 2006. As of December 29, 2007, $939,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.3 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

                                                    Three Months Ended
                                          December 29, 2007    December 30, 2006
Risk-free interest rate                          4.03%                4.53%
Expected volatility                                65%                  49%
Expected life (in years)                         2.9                  3.0
Dividend yield                                     --                   --
Weighted average fair value of options
   granted                                      $0.41                $0.86

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan. The Company's stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At December 29, 2007 the Company had 501,406 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three years. At December 29, 2007, the Company had 8,175 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the three months ended December 29, 2007 are summarized as follows:

                                            Number of           Weighted
                                            Shares Under         Average
                                              Option          Exercise Price

                                           --------------     --------------
Outstanding at September 30, 2007               1,977,968               5.25

  Granted                                         459,125               0.71
  Forfeited                                       (95,090)             10.94
  Exercised                                            --                 --
                                           --------------
Outstanding at December 29, 2007                2,342,003               4.13
                                           ==============



The following table summarizes information concerning currently outstanding and exercisable stock options:


                                        Options Outstanding              Options Exercisable
                                    ---------------------------     -----------------------------
                                     Weighted
                                      Average          Weighted                        Weighted
                                     Remaining         Average                         Average
   Range of           Number        Contractual        Exercise       Number           Exercise
Exercise Prices     Outstanding        Life             Price       Exercisable         Price
-------------------------------     -----------     -----------     -----------     -------------
$ 0.00 - $2.41       1,124,036       8.1 years      $      1.56         371,045     $        2.03
  2.70 -  4.84         656,570       6.2 years             3.69         359,959              3.81
  5.28 -  7.82         155,822       4.3 years             6.83         149,522              6.82
  8.71 -  9.80         202,575       5.8 years             9.56         164,650              9.56
 11.49 - 11.51         102,400       0.8 years            11.50         102,400             11.50
 12.59 - 13.79         100,600       2.9 years            13.03          99,600             13.03
                  ------------                                      -----------
                     2,342,003                             4.13       1,247,176              5.77
                  ============                                      ===========


NOTE 5 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                              December 29,     September 29,
                                                 2007              2007
                                           ----------------- -----------------
Raw materials and purchased parts          $          4,957  $          4,549
Work-in-process and finished goods                    5,709             6,506
                                           ----------------- -----------------
                                           $         10,666  $         11,055
                                           ================= =================

NOTE 6 - DERIVATIVE INSTRUMENTS - FOREIGN CURRENCY TRANSLATION
The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At December 29, 2007, the Company had open forward exchange contracts to buy Thailand baht in return for US dollars maturing on May 14, 2008; May 20, 2008; May 27, 2008; June 12, 2008 and June 19, 2008 each with an amount of 200 million baht for a total of 1 billion Thailand baht.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):


                                                          Three months ended
                                                 ------------------------------------
                                                 December 29, 2007  December 30, 2006
                                                 -----------------  -----------------
Gain or (loss) from forward exchange contracts   $           (206)  $          1,698
Other foreign currency gain or (loss)                         809             (1,817)
                                                 -----------------  -----------------
Net gain or (loss) from foreign currency
   transactions                                  $            603   $           (119)
                                                 =================  =================


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

NOTE 9- LIQUIDITY
The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $7.8 million at December 29, 2007 and $10.5 million at September 29, 2007. Long-term debt was $14.1 million at December 29, 2007 and $15.5 million at September 29, 2007 less current maturities of $11.2 and $11.0, respectively. During the three months ended December 29, 2007 and December 30, 2006, the Company incurred losses from continuing operations of $7.9 million and $6.3 million, respectively. Operating activities used $9.6 million and $4.9 million during the three months ended December 29, 2007 and December 30, 2006, respectively. As of December 29, 2007, the Company had a working capital deficit of $19.7 million.

Total unused debt availability as of December 29, 2007 was approximately $7.1 million under the Company's long-term Thailand credit facilities and approximately $6.5 million under its short-term packing credit and working capital facilities.

The Company believes that with the existing Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures through a portion of the fiscal 2008 fourth quarter. The Company requires additional capital resources for its business and to otherwise respond to competitive pressures in the industry. The Company is considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage its assets. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company's needs, in a timely manner or on terms and conditional acceptable to the Company or its shareholders. The Company also filed a "shelf" registration statement with the Securities and Exchange Commission on January 12, 2005 under which it may offer up to an aggregate of 3,500,000 shares of its common stock in one or more offerings from time to time. However, the Company's efforts to raise additional funds from the sale of its common stock may be hampered by the fact that the Company currently fails to meet one of the listing requirements of the Nasdaq Global Market. If the Company fails to regain compliance with the listing requirement or if at any time the Company fails to satisfy each of the other requirements for continued listing, its common stock will be delisted from the Nasdaq Global Market, which will further hamper the Company's ability to raise additional working capital.

The Company's financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for its AFC, stacked memory flex, FPD flex and other new products, the Company's ability to meet its loan covenant requirements, cash flow from operations and management estimates as to future revenue and expenses.

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS
There are no new accounting pronouncements expected to have a significant impact on the Company.


ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described under the heading "Risks Related to Our Business" in our Annual Report on Form 10-K for the year ended September 29, 2007, as well as others not now anticipated.

We utilize a fiscal year that ends on the Saturday nearest to September 30. Each quarter presented contains 13 weeks.

Overview

     We are a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives, liquid crystal displays (LCDs) for mobile communication devices, tape drives and arrays, flat panel displays (FPDs) and printers. Our customers include Hitachi, HP, Philips/TPO, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, Staktek, StorageTek, Western Digital and other leading electronic OEMs.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                         For the Three Months Ended
                                                     ----------------------------------
                                                      December 29,       December 30,
                                                          2007               2006
                                                     ----------------   ---------------
Net Sales                                                        100%              100%

Cost of goods sold                                             104.9              98.0
                                                     ----------------   ---------------

Gross profit                                                    (4.9)              2.0
Operating expenses:
   Selling, general and administrative and
     royalty expense                                            12.8              12.9
   Engineering                                                   3.3               3.9
   Restructuring and asset impairment                           10.8               7.1
   Net (gain) loss on sale of assets                              --                --
                                                     ----------------   ---------------
     Total operating expenses                                   26.9              23.9
                                                     ----------------   ---------------

Income (loss) from operations                                  (31.8)            (21.9)
                                                     ----------------   ---------------

Interest and other expense, net                                 (6.1)             (2.4)
                                                     ----------------   ---------------

Income (loss) before provision (benefit) for
   income taxes                                                (37.9)            (24.3)

Provision (benefit) for income taxes                              --                --
                                                     ----------------   ---------------

Net income (loss)                                              (37.9)%           (24.3)%
                                                     ================   ===============


Comparison of Three Months Ended December 29, 2007 and December 30, 2006

Net Sales

     Our net sales were $20.8 million for the three months ended December 29, 2007, compared to $26.0 million for the three months ended December 30, 2006, a decrease of 20%. This decrease primarily reflects a $7 million decrease in flex suspension assembly (FSA) revenue and a $2.6 million decrease in actuator flex circuit (AFC) revenue offset by a $5.1 million increase in flat panel display
(FPD). The decline in FSA revenue to $7.1 million in the fiscal 2008 first quarter from $14.1 million in the prior year reflects our FSA customer's transition to its next generation of disk drive products which use an alternative technology. The AFC reduction was related to production issues reducing our product allocation at a significant customer and year end customer inventory reductions. The growth in the FPD revenue resulted from the ramp up of a number of new FPD programs and increased volume from the FPD programs that began ramping last quarter. While we expect FSA revenue to reach its end of life by the end of the fiscal 2008 second quarter as the disk drive industry completes the transition to its next generation of products, we expect increases in AFC and FPD revenue in the fiscal 2008 second quarter as compared to the fiscal 2008 first quarter as new programs reach volume production.

     FSA sales to the disk drive industry generated 34% of our net sales for the three months ended December 29, 2007, compared to 54% for the three months ended December 30, 2006. Sales of AFC's to the disk drive industry were 34%, compared to 37%, FPD application net sales were 29% compared to 3%, sales from integrated circuit packaging, network system application and sales from other industry applications were 3% and 6% for the three months ended December 29, 2007 and December 30, 2006, respectively.

Gross Profit (Loss)

     Our gross loss was $1.0 million for the three months ended December 29, 2007 compared to a gross profit of $0.5 million for the three months ended December 30, 2006. Our gross margin for the three months ended December 29, 2007 decreased to (4.9%), from 2.0% for the three months ended December 30, 2006. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and short-term incremental costs incurred while addressing operating issues related to new product ramp ups and the introduction of a new material set. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue. We expect gross margins to improve during the fiscal 2008 second quarter as manufacturing activity was discontinued at our Korat, Thailand facility in November 2007 and as a result of the operating efficiency improvements made during the fiscal 2008 first quarter.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the three months ended December 29, 2007 were $2.7 million, compared to $3.4 million in the three months ended December 30, 2006, a decrease of 21%. As a percentage of net sales, selling, general and administrative expenses were 13% for the three months ended December 29, 2007, unchanged from the same period in the prior year. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions. The selling, general and administrative expenses as a percentage of net sales was unchanged as compared to the prior year as the decrease in expenses matched the decrease in revenue. Selling, general and administrative expenses for the remainder of fiscal 2008 are expected to decrease slightly from the fiscal 2008 first quarter.

Engineering

     Engineering expenses for the three months ended December 29, 2007 were $685,000, compared to $1.0 million for the three months ended December 30, 2006, a decrease of 31%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.3% of sales for the three months ended December 29, 2007 compared to 3.9% for the same period in the prior year.

Restructuring

Corporate office relocation:

      On October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product reaches its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of our manufacturing operations to Thailand and the presence of our banking sources and most of our customers and suppliers in Asia. In addition, incremental cost reductions are required for us to return to profitability.

      Actions related to the restructuring plan are expected to be substantially completed by the end of fiscal 2008 second quarter. These actions are expected to result in annual operating expense reductions of at least $6 million. Approximately $5.7 million of the annualized savings are expected to have a positive impact on cash flow. These cash related savings are comprised of $4.2 million related to compensation reductions and $1.5 million related to other spending. The $0.3 million remaining savings are depreciation related and have no impact on cash flow.

Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter. The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility. The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature. Total cash related restructuring charges excluding asset impairments of approximately $3.6 million are expected related to the plan. The $3.6 million is comprised of $3.1 million for one-time termination benefits and $0.5 million related to moving and closing costs associated with transferring the corporate offices to Thailand, terminating the Plymouth, Minnesota office lease and transferring equipment from Korat, Thailand to Lamphun, Thailand. Restructuring charges of $2.0 million related to the planned corporate office and Korat restructuring were recorded in the first quarter of fiscal 2008. These charges were comprised of $1.9 million one time termination benefits and $0.1 million for moving and closing costs. Total restructuring charges through December 29, 2007 were $2.1 million. These charges were comprised of $2.0 million for one time termination benefits, $0.1 million for moving and closing costs. Most of the remaining anticipated expenditures related to the plan of approximately $1.6 million are expected to be incurred prior to the end of our fiscal 2008 second quarter.


     The restructuring plan calls for the elimination of 595 positions in the U.S. and Thailand consisting of 466 direct labor positions, 97 indirect labor production support positions and 32 administrative positions. As of December 29, 2007, 583 of these positions have been eliminated.


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

     While several action items related to the expanded restructuring plan remain open, all of the expected savings were realized as of September 29, 2007. Asset impairment charges related to the expanded restructuring plan of $8.1 million and $2.0 million were recorded in the first and fourth quarters, respectively, of fiscal 2006 for a total of $10.1 million. The assets that were impaired include the Litchfield facilities and related equipment. The fair value of these assets was determined using appraised values. The fair value of the Litchfield facility impairment was determined from an independent appraisal performed by Ruhland Commercial Consultants, Ltd. The fair value of the equipment located at the facilities was determined from appraisals performed by Asset Reliance International, LLC. Assets that were not transferred to Lamphun, Thailand were sold or disposed. A $900,000 loss on the sale of assets was recorded during the fiscal 2007 third quarter as the remaining assets were sold.

     Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility is expected to be complete by the end of February 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility in fiscal 2008.

     Total cash related restructuring charges excluding asset impairments of approximately $8.6 million are expected for the Litchfield and Eastlake restructuring. The $8.6 million is comprised of $3.3 million for one-time termination benefits and $5.3 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $239,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 first quarter. Total restructuring charges through December 29, 2007 were $7.9 million. These charges were comprised of $3.3 million for one time termination benefits, $3.8 million for moving and closing costs and $0.8 million contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $700,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Net (Gain) Loss on the Sale of Assets

     Net loss on the sale of assets was less than $1,000 for the three months ended December 29, 2007 compared to a net gain on the sale of assets of $11,000 for the three months ended December 30, 2006.

Net Interest and Other Expense

     Net interest expense was $0.7 million for the three months ended December 29, 2007 and $0.5 million for the three months ended December 30, 2006. The increase was driven by higher level of debt outstanding in fiscal 2008. Net other expense was $585,000 in the three months ended December 30, 2007 as compared to $117,000 in the three months ended December 30, 2006. The change was a result of higher foreign currency valuation losses being recorded in fiscal 2008 as compared to fiscal 2007.

Income Taxes

     No net income tax expense or benefit was recorded for the three months ended December 29, 2007 and December 30, 2006 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Critical Accounting Policies

     Our significant accounting policies are described in Note A to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report for the year ended September 29, 2007. The accounting policies used in preparing our interim 2008 Consolidated Financial Statements are the same as those described in our Annual Report.

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $7.8 million at December 29, 2007 and $10.5 million at September 29, 2007. As of December 29, 2007, the Company had a working capital deficit of $19.7 million.

     For the three months ended December 29, 2007, net cash used in operating activities of $9.6 million primarily resulted from the net loss for the period net of non-cash charges and a $3.4 million decrease in accounts payable. The accounts payable decrease was driven by timing issues related to inventory being received early in the quarter which was used later than expected as a result of production delays.

     Net cash used in investing activities was $0.4 million in the first three months of fiscal 2008, compared to net cash used in investing activities of $2.2 million in the first three months of fiscal 2007. In fiscal 2008, net cash used in investing activities was attributed to capital spending related to process improvements at our Thailand facility. Fiscal 2007 net cash used in investing activities was also attributed to capital spending for process improvements at our Thailand facility.

     Net cash provided by financing activities was $7.3 million in the first three months of fiscal 2008, compared to net cash provided by financing activities of $13.1 million in the first three months of fiscal 2007. Fiscal 2008 net cash provided by financing activities was the result of the $8.6 million borrowed under our short-term Thailand packing credit facilities, a $1.1 million draw down under our new long term Thailand credit facilities and a $0.4 million increase in the U.S. dollar foreign exchange valuation of the Thailand baht denominated debt partially offset by the normally scheduled debt payments on our existing Thailand debt facilities and US based debt. For the first three months of fiscal 2007, net cash provided by financing activities was primarily related to the $5.8 million borrowed under our short-term Thailand packing credit facilities and a $7.6 million draw down under our new long term Thailand credit facilities partially offset by the normally scheduled debt payments on our existing Thailand debt facilities and US based debt.

         In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provides for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $9.5 million under this new credit facility in fiscal 2007 and $1.1 million in the fiscal 2008 first quarter. In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of December 29, 2007, we had approximately $24.3 million outstanding under our long-term Thailand credit facilities and a 29.0 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of December 29, 2007 was approximately $7.1 million under our long-term Thailand credit facilities and approximately $6.5 million under our short-term packing credit and working capital facilities. Utilization of the $7.1 million available under our long-term credit facility is based on capital expenditures and utilization of our packing credit facility availability is based on qualifying customer purchase orders. As of December 29, 2007, we were in compliance with covenants under our Thailand credit facilities.

     In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of December 29, 2007, $1.0 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance. We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures through a portion of the fiscal 2008 fourth quarter. We require additional capital resources for our business and to otherwise respond to competitive pressures in the industry. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditional acceptable to the Company or its shareholders. We also filed a "shelf" registration statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time. However, our efforts to raise additional funds from the sale of common stock may be hampered by the fact that we currently fail to meet one of the listing requirements of the Nasdaq Global Market. If we fail to regain compliance with the listing requirement or if at any time we fail to satisfy each of the other requirements for continued listing, our common stock will be delisted from the Nasdaq Global Market, which will further hamper our ability to raise additional working capital.
Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for our AFC, stacked memory flex, FPD flex and other new products, our ability to meet our loan covenant requirements, cash flow from operations and our estimates as to future revenue and expenses.

Contractual Obligations

     The table below discloses a summary of the Company's specified contractual obligations at December 29, 2007 (in thousands):


                                            Under 1 Year    1 to 3 Years    3 to 5 Years   After 5 Years       Total
                                           --------------  --------------  -------------- --------------- ---------------
    Long-term Debt Obligations (1)         $      11,270   $      12,309   $       1,798               -- $        25,377
    Operating Leases                                 348             700             430               --           1,478
                                           --------------  --------------  -------------- --------------- ---------------

       Total                               $      11,618   $      13,009   $       2,228               -- $        26,855
                                           ==============  ==============  ============== =============== ===============

(1)      Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.


Recent Accounting Pronouncements
There are no new accounting pronouncements expected to have a significant impact on the Company.

Forward Looking Statements
     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC and FPD revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company's single source suppliers or any failure of any of the Company's single source suppliers to timely deliver an adequate supply of components, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers' market share, impact of restructuring charges, changes in manufacturing efficiencies, ability to secure additional financing, continued cash availability under our credit facilities and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under
Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 29, 2007. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At December 29, 2007, the Company had open forward exchange contracts to buy Thailand baht in return for US dollars maturing on May 14, 2008; May 20, 2008; May 27, 2008; June 12, 2008 and June 19, 2008 each with an amount of 200 million baht for a total of 1 billion Thailand baht. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

     We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer, Terry M. Dauenhauer, and Principal Financial Officer, Douglas W. Keller, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

                                           INNOVEX, INC.


Date: February 8, 2008

                                           By  /s/ Terry M. Dauenhauer
                                               ---------------------------
                                           Terry M. Dauenhauer
                                           President and Chief Executive Officer


                                           By  /s/ Douglas W. Keller
                                               ------------------------
                                           Douglas W. Keller
                                           Principal Financial Officer