Form 10-Q
period 2008-03-29
INNOVEX INC
filed 2008-05-13
CIK 50601

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

                  for the quarterly period ended March 29, 2008

                                       or

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

|_| Yes |X| No

      As of April 29, 2008, 19,415,466 shares of the Company's common stock, $.04 par value per share, were outstanding.

================================================================================

                                      Index

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
Item 4      Controls and Procedures.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
Item 1A.    Risk Factors
Item4.      Submission of Matters to a Vote of Securities Holders

Item 6.     Exhibits.

SIGNATURES

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                            March 29,     September 29,
                                                              2008             2007
                                                         --------------- ----------------
ASSETS
--------------------------------------------------------
Current assets:
  Cash and equivalents                                    $    8,725,721  $    10,453,803
  Accounts receivable, net                                    10,747,948       13,742,477
  Inventories                                                  8,451,317       11,055,082
  Other current assets                                         4,185,894        2,460,199
                                                         --------------- ----------------
   Total current assets                                       32,110,880       37,711,561

Property, plant and equipment, net of accumulated
 depreciation of $52,814,000 and $49,239,000                  35,635,775       38,814,960
Assets held for sale                                           1,992,813        2,058,308
Other assets                                                     501,330          775,593
                                                         --------------- -----------------
                                                          $   70,240,798  $    79,360,422
                                                         ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt                    $   12,603,041  $    11,049,170
  Line of credit                                              33,501,631       20,433,958
  Accounts payable                                             9,371,884       14,865,174
  Accrued compensation                                           871,338        1,805,567
  Other accrued liabilities                                    2,226,898        1,729,392
                                                         --------------- ----------------
   Total current liabilities                                  58,574,792       49,883,261

Long-term debt, less current maturities                       14,585,674       15,548,964

Stockholders' equity (deficit):
  Common stock, $.04 par value; 30,000,000 shares
   authorized, 19,407,966 shares issued and outstanding          776,319          776,319
  Capital in excess of par value                              61,925,681       61,709,491
  Accumulated deficit                                        (65,621,668)     (48,557,613)
                                                         --------------- ----------------
   Total stockholders' equity (deficit)                       (2,919,668)      13,928,197
                                                         --------------- ----------------
                                                          $   70,240,798  $    79,360,422
                                                         =============== ================

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
---------------------------------------------------------------------
                                             Three Months Ended
                                       ------------------------------
                                       March 29, 2008 March 31, 2007
                                       -------------- ---------------

Net sales                              $   13,274,102  $   21,870,810
Costs and expenses:
  Cost of sales                            16,227,554      21,839,632
  Selling, general and administrative       2,188,479       2,998,632
  Royalty expense                              19,845         156,708
  Engineering                                 596,830         813,118
  Net asset impairment                             --         792,295
  Restructuring charges                       719,927       1,886,000
  Net (gain) loss on sale of assets          (125,775)        336,449
  Interest expense                            768,728         694,480
  Interest income                             (29,038)        (77,560)
  Net other (income) expense                2,094,025        (136,812)
                                       -------------- ---------------
Net loss before taxes                      (9,186,473)     (7,432,132)
Income taxes                                      120              --
                                       -------------- ---------------
Net loss                               $   (9,186,593) $   (7,432,132)
                                        =============   =============

Net loss per share:
  Basic                                $        (0.47) $        (0.38)
                                        =============   =============
  Diluted                              $        (0.47) $        (0.38)
                                        =============   =============

Weighted average shares outstanding:
  Basic                                    19,407,966      19,382,038
                                       ============== ===============
  Diluted                                  19,407,966      19,382,038
                                       ============== ===============

                                              Six Months Ended
                                       ------------------------------
                                       March 29, 2008 March 31, 2007
                                       -------------- ---------------

Net sales                               $  34,069,261  $   47,887,651
Costs and expenses:
  Cost of sales                            38,040,354      47,337,123
  Selling, general and administrative       4,735,674       6,156,964
  Royalty expense                             127,876         362,848
  Engineering                               1,282,156       1,812,917
  Net asset impairment                             --         792,295
  Restructuring charges                     2,970,997       3,727,319
  Net (gain) loss on sale of assets          (124,976)        325,196
  Interest expense                          1,506,732       1,264,310
  Interest income                             (84,443)       (113,705)
  Net other (income) expense                2,678,826         (19,528)
                                       -------------- ---------------
Net loss before taxes                     (17,063,935)    (13,758,088)
Income taxes                                      120              --
                                       -------------- ---------------
Net loss                                $ (17,064,055) $  (13,758,088)
                                         ============ ===============

Net loss per share:
  Basic                                 $       (0.88) $        (0.71)
                                         ============   =============
  Diluted                               $       (0.88) $        (0.71)
                                         ============   =============

Weighted average shares outstanding:
  Basic                                    19,407,966      19,381,736
                                       ============== ===============
  Diluted                                  19,407,966      19,381,736
                                       ============== ===============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                           Six Months Ended
                                                    -------------------------------
                                                    March 29, 2008  March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $  (17,064,055)$   (13,758,088)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                           3,873,580       4,156,677
  Asset impairment charge                                        --         792,295
  Stock compensation expense                                215,647         302,961
  Other non-cash items                                      (70,875)        325,367
Changes in operating assets and liabilities:
   Accounts receivable                                    2,994,529       2,152,475
   Inventories                                            2,603,765         641,619
   Other current assets                                  (1,725,695)     (1,259,053)
   Other long term assets                                   270,149         330,184
   Accounts payable                                      (5,493,290)     (4,561,225)
   Accrued compensation and other accrued
    liabilities                                            (436,723)        304,562
                                                    --------------- ---------------
Net cash used in operating activities                   (14,832,968)    (10,572,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (679,686)     (3,231,310)
  Proceeds from sale of assets                              125,775         213,745
                                                    --------------- ---------------
Net cash used in investing activities                      (553,911)     (3,017,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                   (3,091,816)     (4,302,466)
  Issuance of long-term debt                              3,682,397       9,630,910
  Net activity on line of credit                         13,067,673       6,281,945
  Proceeds from exercise of stock options and
   employee stock purchase plan                                 543          20,654
                                                    --------------- ---------------
Net cash provided by financing activities                13,658,797      11,631,043
                                                    --------------- ---------------

Decrease in cash and equivalents                         (1,728,082)     (1,958,748)

Cash and equivalents at beginning of period              10,453,803       9,819,045
                                                    --------------- ---------------

Cash and equivalents at end of period                $    8,725,721 $     7,860,297
                                                    =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                         $    1,507,000 $     1,257,000
    Income taxes                                     $        6,000 $        10,000

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

NOTE 2 - LIQUIDITY
The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $8.7 million at March 29, 2008 and $10.5 million at September 29, 2007. Long-term debt was $14.6 million at March 29, 2008 and $15.5 million at September 29, 2007 excluding current maturities of $12.6 and $11.0, respectively. During the six months ended March 29, 2008 and March 31, 2007, the Company incurred losses from continuing operations of $17.1 million and $13.8 million, respectively. Operating activities used $14.8 million and $10.6 million during the six months ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, the Company had a working capital deficit of $26.5 million.

Total unused debt availability as of March 29, 2008 was approximately $7.1 million under the Company's long-term Thailand credit facilities and approximately $4.6 million under its short-term packing credit and working capital facilities. Utilization of the $7.1 million available under the long-term credit facility is based on the incurrence of capital expenditures and utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

The Company believes that with the existing Thailand credit facilities and cash generated from operations, it will have adequate funds to support projected working capital and capital expenditures through a portion of the fiscal 2008 fourth quarter. The Company requires additional capital resources for its business and to otherwise respond to competitive pressures in the industry. The Company is working with the banks that provide the existing credit facilities to restructure the long-term portion of the company's debt. In addition, the Company is considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage its assets. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company's needs, in a timely manner or on terms and conditions acceptable to the Company or its shareholders.

The Company also filed a "shelf" registration statement with the Securities and Exchange Commission on January 12, 2005 under which it may offer up to an aggregate of 3,500,000 shares of its common stock in one or more offerings from time to time. However, the Company's efforts to raise additional funds from the sale of its common stock may be hampered by the fact that the Company currently fails to meet two of the listing requirements of the Nasdaq Global Market. If the Company fails to regain compliance with the listing requirement or if at any time the Company fails to satisfy each of the other requirements for continued listing, its common stock will be delisted from the Nasdaq Global Market, which will further hamper the Company's ability to raise additional working capital.

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

NOTE 3 - RESTRUCTURING CHARGES

Corporate office relocation:


On October 1, 2007, the Company announced a plan to relocate its corporate offices to Thailand and discontinue manufacturing activity at its Korat, Thailand facility as the FSA product reaches its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of the Company's manufacturing operations to Thailand and the presence of its banking sources and most of its customers and suppliers in Asia. In addition, incremental cost reductions are required for the Company to return to profitability. Restructuring charges of $0.6 million related to the planned corporate office and Korat restructuring were recorded in the second quarter of fiscal 2008. These charges were comprised of $533,000 one time termination benefits and $30,000 for moving and closing costs. Total restructuring charges related to the corporate office relocation restructuring for the six months ended March 29, 2008 were $2.6 million. These charges were comprised of $2.5 million for one time termination benefits and $108.000 for moving and closing costs. Most of the remaining anticipated expenditures related to the plan of approximately $1.0 million are expected to be incurred prior to the end of calendar 2008. The accrued restructuring charges related to the corporate office relocation are $0.2 million at March 29, 2008.


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

A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility in fiscal 2008. Restructuring charges of $157,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 second quarter. Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges for the six months ended March 29, 2008 were $396,000. These charges were comprised of $311,000 for moving and closing costs and $85,000 contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $800,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand. The accrued restructuring charges related to Litchfield and Eastlake are $0.5 million at March 29, 2008.


NOTE 4 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,935,467 and 1,905,839 shares of common stock were outstanding during the three month and six month periods ending March 29, 2008, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,919,328 and 1,921,393 shares of common stock were outstanding during the three and six month periods ending March 31, 2007, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 5 - STOCK BASED COMPENSATION
The Company recorded $104,000 and $216,000 of related compensation expense for the three and six month periods ended March 29, 2008, respectively and $156,000 and $303,000 for the three and six month periods ended March 31, 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense increased both basic and diluted net loss by $0.01 for the three months ended March 29, 2008 and March 31, 2007, $0.01 for the six months ended March 29, 2008 and $0.02 for the six months ended March 31, 2007. As of March 29, 2008, $744,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.2 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded:

                                     Three Months Ended                 Six Months Ended
                                March 29, 2008   March 31, 2007 March 29, 2008  March 31, 2007
Risk-free interest rate                    1.79%          4.49%          3.21%             4.52%
Expected volatility                          92%            50%            79%               50%
Expected life (in years)                    2.9            3.0            2.9               3.0
Dividend yield                               --             --             --                --
Weighted average fair value of
 options granted               $           0.19   $       0.83   $       0.33   $          0.86

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan. The Company's stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At March 29, 2008 the Company had 631,876 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three years. At March 29, 2008, the Company had 14,425 shares of common stock available for issue under the plan. Transactions under the stock option and restricted stock plans during the six months ended March 29, 2008 are summarized as follows:

                                       Number of       Weighted
                                     Shares Under      Average
                                        Option      Exercise Price
                                    --------------- --------------
Outstanding at September 30, 2007         1,977,968           5.25

  Granted                                   459,125           0.71
 Forfeited                                  (95,090)         10.94
 Exercised                                       --             --

                                    ---------------
Outstanding at December 29, 2007          2,342,003           4.13

  Granted                                   210,000           0.34
 Forfeited                                 (346,720)          3.82
 Exercised                                       --             --

                                    ---------------
Outstanding at March 29, 2008             2,205,283           3.82
                                    ===============

The following table summarizes information concerning currently outstanding and exercisable stock options:


                                  Options Outstanding             Options Exercisable
                             ----------------------------- ---------------------------------
                                Weighted
                                 Average       Weighted                         Weighted
   Range of                     Remaining       Average                          Average
  Exercise        Number       Contractual     Exercise         Number          Exercise
    Prices     Outstanding        Life           Price        Exercisable         Price
---------------------------- --------------- ------------- ----------------- ---------------
 $0.00 - $2.41     1,204,336       8.3 years  $       1.32           315,195  $         2.02
   2.70 - 4.84       504,500       6.9 years          3.70           267,239            3.81
   5.28 - 7.82       121,822       3.4 years          7.14           117,822            7.13
   8.89 - 9.80       188,275       5.7 years          9.56           151,800            9.56
 11.49 - 11.51        90,000       0.6 years         11.50            90,000           11.50
 12.59 - 13.08        96,350       2.7 years         13.03            95,350           13.03
              --------------                               -----------------

                   2,205,283                          3.82         1,037,406            6.00
              ==============                               =================


NOTE 6 - INVENTORIES
Inventories are comprised of the following (in thousands):

                               March 29,   September 29,
                                  2008          2007
                              ------------ --------------
Raw materials and purchased
 parts                         $     3,677  $       4,549
Work-in-process and finished
 goods                               4,774          6,506
                              ------------ --------------
                               $     8,451  $      11,055
                              ============ ==============

NOTE 7 - DERIVATIVE INSTRUMENTS - FOREIGN CURRENCY TRANSLATION
The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At March 29, 2008, the Company had open forward exchange contracts to buy Thailand baht in return for US dollars maturing on May 14, 2008; May 20, 2008; May 27, 2008; June 12, 2008, June 19, 2008 and September
5, 2008, each with an amount of 200 million baht except for the contract maturing on September 5, 2008 which has an amount of 300 million baht for a total of 1.3 billion Thailand baht.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

                                    Three months ended        Six months ended
                                 ------------------------ ------------------------
                                 March 29,    March 31,   March 29,    March 31,
                                     2008        2007         2008        2007
                                 ----------- ------------ ----------- ------------
Gain or (loss) from forward
 exchange contracts               $    2,093  $       468  $    2,299  $     2,166
Other foreign currency gain or
 (loss)                               (4,221)        (335)     (5,030)      (2,151)
                                 ----------- ------------ ----------- ------------
Net gain or (loss) from foreign
 currency transactions            $   (2,128) $       133  $   (2,731) $        15
                                 =========== ============ =========== ============

NOTE 8 - REVENUE RECOGNITION
The Company makes electronic components (flexible circuits) based on customer specifications. The Company's revenue recognition policy is consistently applied regardless of sales channels utilized and product destination. In recognizing revenue in any period, the Company applies the provisions of SEC Staff Accounting Bulletin 104, "Revenue Recognition." Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

NOTE 9 - INCOME TAXES
The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established when the realization of a deferred tax asset becomes less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company's current deferred tax asset valuation allowance fully offsets its deferred tax assets. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) would change the Company's accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of FASB 161 to determine the impact on the company's consolidated financial statements.


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

    Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand location as the Flex Suspension Assembly product reached its end of life by the end of the fiscal 2008 second quarter. On January 16, 2006, we announced a plan to transfer our high volume manufacturing operations from Litchfield, Minnesota to Thailand. On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007. Concurrently, we also planned to accelerate the end of life production of flexible circuit laminate material at our Eastlake, Ohio facility and reduce indirect labor and general and administrative expenses at our other U.S. and Thailand locations.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                    For the Three Months      For the Six Months
                                             Ended                   Ended
                                   ------------------------  ---------------------
                                   March 31,    March 29,    March 31,  March 29,
                                      2007         2008         2007       2008
                                   ----------  ------------  ---------  ----------
Net Sales                                 100%          100%       100%        100%

Cost of goods sold                       99.9         122.2       98.9       111.7
                                   ----------  ------------  ---------  ----------

Gross profit                              0.1         (22.2)       1.1       (11.7)
Operating expenses:
  Selling, general and
   administrative and royalty
   expense                               14.4          16.6       13.6        14.3
  Engineering                             3.7           4.5        3.8         3.8
  Restructuring and asset
   impairment                            12.2           5.4        9.4         8.7
  Net (gain) loss on sale of
   assets                                 1.6          (0.9)       0.7        (0.4)
                                   ----------  ------------  ---------  ----------
   Total operating expenses              31.9          25.6       27.5        26.4
                                   ----------  ------------  ---------  ----------

Income (loss) from operations           (31.8)        (47.8)     (26.4)      (38.1)
                                   ----------  ------------  ---------  ----------

Interest and other expense, net          (2.2)        (21.4)      (2.3)      (12.0)
                                   ----------  ------------  ---------  ----------

Income (loss) before provision
 (benefit) for income taxes             (34.0)        (69.2)     (28.7)      (50.1)

Provision (benefit) for income
 taxes                                     --            --         --          --
                                   ----------  ------------  ---------  ----------

Net income (loss)                       (34.0)%       (69.2)%    (28.7)%     (50.1)%
                                   ==========  ============  =========  ==========

Comparison of Three Months Ended March 29, 2008 and March 31, 2007

Net Sales

   Our net sales were $13.3 million for the three months ended March 29, 2008, compared to $21.9 million for the three months ended March 31, 2007, a decrease of 39%. This decrease primarily reflects a $10 million decrease in flex suspension assembly (FSA) revenue and a $1.1 million decrease in actuator flex circuit (AFC) revenue offset by a $3.0 million increase in flat panel display
(FPD) revenue. The decline in FSA revenue to $1.4 million in the fiscal 2008 second quarter from $11.6 million in the prior year reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. The AFC reduction was related to first quarter production issues reducing our product allocation at a significant customer and the delay in the expected production ramp up for our new actuator flex customer. The growth in the FPD revenue resulted from the ramp up of a number of new FPD programs and increased volume from the FPD programs that ramped up in the first quarter. While FSA revenue reached its end of life during the fiscal 2008 second quarter, we expect increases in AFC and FPD revenue in the fiscal 2008 third quarter as compared to the fiscal 2008 second quarter as new FPD programs reach volume production and production begins to ramp up for our new AFC customer.

   FSA sales to the disk drive industry generated 11% of our net sales for the three months ended March 29, 2008, compared to 53% for the three months ended March 31, 2007. Sales of AFC's to the disk drive industry were 44%, compared to 32%, FPD application net sales were 38% compared to 9%, sales from integrated circuit packaging, network system application and sales from other industry applications were 7% and 6% for the three months ended March 29, 2008 and March 31, 2007, respectively.

Gross Profit (Loss)

   Our gross loss was $3.0 million for the three months ended March 29, 2008 compared to a gross profit of $31,000 for the three months ended March 31, 2007. Our gross margin for the three months ended March 29, 2008 decreased to (22.2%), from 0.1% for the three months ended March 31, 2007. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue. We expect gross margins to improve during the fiscal 2008 third quarter as an increase in revenue is expected.

Selling, General and Administrative and Royalty Expense

   Selling, general and administrative expenses including royalty expenses for the three months ended March 29, 2008were $2.2 million, compared to $3.2 million in the three months ended March 31, 2007, a decrease of 30%. As a percentage of net sales, selling, general and administrative expenses were 17% for the three months ended March 29, 2008, up from 14% from the same period in the prior year. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions. Selling, general and administrative expenses as a percentage of net sales increased as compared to the prior year as the decrease in revenue more than offset the decrease in expenses. Selling, general and administrative expenses for the remainder of fiscal 2008 are expected to decrease slightly from the fiscal 2008 second quarter.

Engineering

   Engineering expenses for the three months ended March 29, 2008 were $597,000, compared to $800,000 for the three months ended March 31, 2007, a decrease of 27%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 4.5% of sales for the three months ended March 29, 2008 compared to 3.7% for the same period in the prior year. Engineering expenses as a percent of net sales increased as a result of the decreased revenue.

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


    Actions related to the restructuring plan were substantially completed by the end of the fiscal 2008 second quarter. These actions are expected to result in annual operating expense reductions of at least $6 million. Approximately $5.7 million of the annualized savings are expected to have a positive impact on cash flow. These cash related savings are comprised of $4.2 million related to compensation reductions and $1.5 million related to other spending. The $0.3 million remaining savings are depreciation related and have no impact on cash flow.


Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter. The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility. The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature. Total cash related restructuring charges excluding asset impairments of approximately $3.6 million are expected related to the plan. The $3.6 million is comprised of $3.2 million for one-time termination benefits and $0.4 million related to moving and closing costs associated with transferring the corporate offices to Thailand, terminating the Plymouth, Minnesota office lease and transferring equipment from Korat, Thailand to Lamphun, Thailand. Restructuring charges of $0.6 million related to the planned corporate office and Korat restructuring were recorded in the second quarter of fiscal 2008. These charges were comprised of $533,000 one time termination benefits and $30,000 for moving and closing costs. Total restructuring charges related to the corporate office relocation restructuring through March 29, 2008 were $3.0 million. These charges were comprised of $2.5 million for one time termination benefits, $108,000 for moving and closing costs and $400,000 of asset impairment charges. Most of the remaining anticipated expenditures related to the plan of approximately $1.0 million are expected to be incurred prior to the end of calendar 2008.


   The restructuring plan calls for the elimination of 594 positions in the U.S. and Thailand consisting of 466 direct labor positions, 97 indirect labor production support positions and 31 administrative positions. As of March 29, 2008, 590 of these positions have been eliminated.

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

   Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility was substantially completed by the end of March 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility in fiscal 2008.


   Total cash related restructuring charges excluding asset impairments of approximately $8.8 million are expected for the Litchfield and Eastlake restructuring. The $8.8 million is comprised of $3.3 million for one-time termination benefits and $5.5 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $157,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 second quarter. Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges through March 29, 2008 were $8.0 million. These charges were comprised of $3.3 million for one time termination benefits, $3.8 million for moving and closing costs and $0.9 million contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $800,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.


Net (Gain) Loss on the Sale of Assets

   Net gain on the sale of assets was $125,000 for the three months ended March 29, 2008 compared to a net loss on the sale of assets of $336,000 for the three months ended March 31, 2007.

Net Interest and Other Expense

   Net interest expense was $0.7 million for the three months ended March 29, 2008 and $0.6 million for the three months ended March 31, 2007. The increase was driven by higher level of debt outstanding in fiscal 2008. Net other expense was $2.1 million in the three months ended March 29, 2008 as compared to net other income of $137,000 in the three months ended March 31, 2007. The change was a result of higher foreign currency valuation losses being recorded in fiscal 2008 as compared to fiscal 2007. The foreign currency loss for the quarter was driven by the large drop in the value of the US dollar during the quarter as compared to other currencies and in particular, the Thai baht. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As a result, the weaker dollar drove the foreign currency loss as the value of our baht denominated debt increased.

Income Taxes

   Only minimal net income tax expense or benefit was recorded for the three months ended March 29, 2008 and March 31, 2007 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Comparison of Six Months Ended March 29, 2008 and March 31, 2007

Net Sales

   Our net sales were $34.0 million for the six months ended March 29, 2008, compared to $47.9 million for the six months ended March 31, 2007, a decrease of 29%. This decrease primarily reflects a $17 million decrease in flex suspension assembly (FSA) revenue and a $3.7 million decrease in actuator flex circuit
(AFC) revenue offset by a $8.0 million increase in flat panel display (FPD) revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. The AFC reduction was related to first quarter production issues reducing our product allocation at a significant customer and the delay in the expected production ramp up for our new actuator flex customer. The growth in the FPD revenue resulted from the ramp up of a number of new FPD programs and increased volume from the FPD programs that ramped up in the first quarter.


   FSA sales to the disk drive industry generated 25% of our net sales for the six months ended March 29, 2008, compared to 54% for the six months ended March 31, 2007. Sales of AFC's to the disk drive industry were 38%, compared to 34%, FPD application net sales were 32% compared to 6%, sales from integrated circuit packaging, network system application and sales from other industry applications were 5% and 6% for the six months ended March 29, 2008 and March 31, 2007, respectively.


Gross Profit (Loss)


   Our gross loss was $4.0 million for the six months ended March 29, 2008 compared to a gross profit of $550,000 for the six months ended March 31, 2007. Our gross margin for the six months ended March 29, 2008 decreased to (11.7%), from 1.1% for the six months ended March 31, 2007. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and short-term incremental costs incurred while addressing operating issues related to new product ramp ups and the introduction of a new material set. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue.


Selling, General and Administrative and Royalty Expense


   Selling, general and administrative expenses including royalty expenses for the six months ended March 29, 2008were $4.9 million, compared to $6.5 million in the six months ended March 31, 2007, a decrease of 25%. As a percentage of net sales, selling, general and administrative expenses were 14% for the six months ended March 29, 2008 and March 31, 2007. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions. Selling, general and administrative expenses as a percentage of net sales was similar as compared to the prior year as the decrease in revenue more than offset the decrease in expenses.


Engineering


   Engineering expenses for the six months ended March 29, 2008 were $1.3 million, compared to $1.8 million for the six months ended March 31, 2007, a decrease of 29%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.8% of sales for the six months ended March 29, 2008 unchanged from the same period in the prior year.


Restructuring


Corporate office relocation:

    As discussed above, on October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product reaches its end of life by the end of the fiscal 2008 second quarter. Restructuring charges of $2.6 million were recorded during the first six months of fiscal 2008 related to the corporate office restructuring. These charges were comprised of $2.5 million of one time employee termination benefits and $108,000 for moving and closing costs. No charges were recorded related to this restructuring in the first six months of fiscal 2007.

Litchfield and Eastlake restructuring:

    As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities. On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility. Restructuring charges of $396,000 were recorded during the first six months of fiscal 2008 related to the Litchfield restructuring. These charges were comprised of $311,000 for moving and closing costs and $85,000 contract termination costs related to the Eastlake facility lease. Restructuring charges of $3.7 million were recorded during the first six months of fiscal 2007 related to the Litchfield restructuring. These charges were comprised of $2.1 million for one time termination benefits, $0.8 million for moving and closing costs and $756,000 contract termination costs related to the Eastlake facility lease.

Net (Gain) Loss on the Sale of Assets

   Net gain on the sale of assets was $125,000 for the six months ended March 29, 2008 compared to a net loss on the sale of assets of $325,000 for the six months ended March 31, 2007.

Net Interest and Other Expense

   Net interest expense was $1.4 million for the six months ended March 29, 2008 and $1.2 million for the six months ended March 31, 2007. The increase was driven by higher level of debt outstanding in fiscal 2008. Net other expense was $2.7 million in the six months ended March 29, 2008 as compared to net other income of $20,000 in the six months ended March 31, 2007. The change was a result of higher foreign currency valuation losses being recorded in fiscal 2008 as compared to fiscal 2007. The foreign currency loss for the quarter was driven by the large drop in the value of the US dollar during the quarter as compared to other currencies and in particular, the Thai baht. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As a result, the weaker dollar in fiscal 2008 drove the foreign currency loss as the value of our baht denominated debt increased.

Income Taxes

   Only minimal net income tax expense or benefit was recorded for the six months ended March 29, 2008 and March 31, 2007 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

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


Liquidity and Capital Resources


   We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $8.7 million at March 29, 2008 and $10.5 million at September 29, 2007. As of March 29, 2008, the Company had a working capital deficit of $26.5 million.


   For the six months ended March 29, 2008, net cash used in operating activities of $14.8 million primarily resulted from the net loss for the period net of non-cash charges and a $5.5 million decrease in accounts payable, partially offset by a $3.0 million decrease in accounts receivable and a $2.6 million decrease in inventory. The accounts payable, accounts receivable and inventory decreases were driven by the reduced level of revenue.


   Net cash used in investing activities was $0.6 million in the first six months of fiscal 2008, compared to net cash used in investing activities of $3.0 million in the first six months of fiscal 2007. In fiscal 2008, net cash used in investing activities was attributed to capital spending related to process improvements at our Thailand facility. Fiscal 2007 net cash used in investing activities was also attributed to capital spending for process improvements at our Thailand facility.


   Net cash provided by financing activities was $13.7 million in the first six months of fiscal 2008, compared to net cash provided by financing activities of $11.6 million in the first six months of fiscal 2007. Fiscal 2008 net cash provided by financing activities was the result of the $13.1 million borrowed under our short-term Thailand packing credit facilities, a $1.5 million draw down under our new long term Thailand credit facilities and a $2.2 million increase in the U.S. dollar foreign exchange valuation of the Thailand baht denominated debt partially offset by the normally scheduled debt payments on our existing Thailand debt facilities and US based debt. For the first six months of fiscal 2007, net cash provided by financing activities was primarily related to the $6.3 million borrowed under our short-term Thailand packing credit facilities and a $7.8 million draw down under our new long term Thailand credit facilities partially offset by the normally scheduled debt payments on our existing Thailand debt facilities and US based debt.

   In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provides for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $9.5 million under this new credit facility in fiscal 2007 and $1.1 million in the fiscal 2008 first quarter. In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of March 29, 2008, we had approximately $26.5 million outstanding under our long-term Thailand credit facilities and a $33.5 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of March 29, 2008 was approximately $7.1 million under our long-term Thailand credit facilities and approximately $4.6 million under our short-term packing credit and working capital facilities. Utilization of the $7.1 million available under the long-term credit facility is based on the incurrence of capital expenditures and utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down. As of March 29, 2008, we were in compliance with covenants under our Thailand credit facilities.

   In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of March 29, 2008, $0.6 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.


   We believe that with the existing Thailand credit facilities and cash generated from operations, we will have adequate funds to support projected working capital and capital expenditures through a portion of the fiscal 2008 fourth quarter. We require additional capital resources for our business and to otherwise respond to competitive pressures in the industry. We are working with the banks providing our existing credit facilities to restructure the existing credit facilities. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditional acceptable to the Company or its shareholders.


   We also filed a "shelf" registration statement with the Securities and Exchange Commission on January 12, 2005 under which we may offer up to an aggregate of 3,500,000 shares of our common stock in one or more offerings from time to time. However, our efforts to raise additional funds from the sale of common stock may be hampered by the fact that we currently fail to meet two of the listing requirements of the Nasdaq Capital Market. If we fail to regain compliance with the listing requirement or if at any time we fail to satisfy each of the other requirements for continued listing, our common stock will be delisted from the Nasdaq Capital Market, which will further hamper our ability to raise additional working capital.


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

Contractual Obligations


   The table below discloses a summary of the Company's specified contractual obligations at December 29, 2007 (in thousands):

                                1 to 3                   After 5
                   Under 1 Year    Years   3 to 5 Years     Years      Total
                   ------------ ---------- ------------ ------------ ----------
Long-term Debt
 Obligations (1)    $    12,638  $  12,206  $     2,386           -- $   27,229
Operating Leases            348        701          341           --      1,390
                   ------------ ---------- ------------ ------------ ----------

  Total             $    12,986  $  12,907  $     2,727           -- $   28,619
                   ============ ========== ============ ============ ==========

(1) Includes interest at a fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements
    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of FASB 161 to determine the impact on the company's consolidated financial statements.
Forward Looking Statements
   Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC and FPD revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company's single source suppliers or any failure of any of the Company's single source suppliers to timely deliver an adequate supply of components, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers' market share, impact of restructuring charges, changes in manufacturing efficiencies, ability to secure additional financing, continued cash availability under our credit facilities and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 29, 2007. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

   We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At March 29, 2008, the Company had open forward exchange contracts to buy Thailand baht in return for US dollars maturing on May 14, 2008; May 20, 2008; May 27, 2008; June 12, 2008, June 19, 2008 and September 5,
2008, each with an amount of 200 million baht except for the contract maturing on September 5, 2008 which has an amount of 300 million baht for a total of 1.3 billion Thailand baht. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

   We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer, Terry M. Dauenhauer, and Chief Financial Officer, Randy L. Acres, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company hired Mr. Acres as its Chief Financial Officer during the quarter and this position will be located at the Company's Thailand facility. The Company does not believe this constitutes a change in internal control over financial reporting as described above.

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


ITEM 1A:  RISK FACTORS

An investment in our common stock involves a high degree of risk. The risks and uncertainties described below and in our Annual Report on Form 10K for the year ended September 29, 2007 are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks or those risks described in our Annual Report on Form 10K for the year ended September 29, 2007 actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

    We currently fail to meet two of Nasdaq's listing requirements and if our common stock is delisted it may then become illiquid.


    Our common stock was listed on The Nasdaq Global Market. On November 21, 2007, we received a Staff Deficiency Letter from The Nasdaq Stock Market that stated that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market. Therefore, we are not in compliance with the requirements for continued listing of the Nasdaq Global Market. If, at anytime before May 19, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the staff of The Nasdaq Stock Market will provide us written notification that we have achieved compliance with this requirement for continued listing.


    In addition, on February 11, 2008 we received a Staff Deficiency letter from The Nasdaq Stock Market that stated that our stockholders' equity at December 29, 2007 was less than the $10 million minimum in stockholders' equity required for continued listing on The Nasdaq Global Market. In response to the deficiency letter, we transferred our listing to the Nasdaq Capital Market on March 27, 2008. Based on our financial performance reported in the current Form 10Q, our current stockholders' equity will fall below the $2.5 million minimum stockholders' equity required for continued listing on the Nasdaq Capital Market and we expect to receive a Staff Deficiency Letter from the Nasdaq Stock Market upon the filing of this Form 10Q. The $1.00 minimum per share bid price requirement also applies to The Nasdaq Capital Market.


    If we fail to regain compliance with the minimum bid price requirement, the stockholders' equity requirement or if at any time we fail to satisfy each of the other requirements for continued listing, our common stock will be delisted from The Nasdaq Capital Market. If delisted from The Nasdaq Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called "pink sheets" or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to "penny stocks." These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our common stock in the open market if it were quoted on the over-the-counter market or the OTC Bulletin Board. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share which may make it more difficult for us to meet the minimum bid price requirement or that any market will continue to exist for our common stock.


        We face risks from fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange.

        While we transact business predominantly in U.S. dollars, a large portion of our debt, sales and expenses are denominated in foreign currencies. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. To reduce the impact of certain foreign currency fluctuations, we enter into short-term forward foreign currency exchange contracts in the regular course of business. The forward exchange contracts usually have a six month term and generally require us to exchange U.S. dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designed as hedges; therefore, the gains and losses on foreign currency transactions are included in net income as incurred.

When these contracts mature, the contract value will be determined based on the difference between the contract price and the current US dollar/Thai baht exchange rate as of the settlement date. We will receive a cash settlement for the contract value if the value of the dollar weakens and we will be required to pay a cash settlement if the dollar strengthens. As a result of the cash risk inherent in these contracts, we made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position. As disclosed in Note 7 to the financial statements, our fiscal 2008 second quarter results highlight the impact that this decision has on our financial performance as we incurred a net $2.1 million foreign currency loss during the quarter while the value of the forward contracts we held during the quarter increased by $2.1 million. The net loss was driven by the increase in the value of our baht denominated debt as a result of the weaker dollar.

No assurance can be given that our strategies will prevent future currency fluctuations from having a material adverse effect on our business, financial condition and results of operations.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of the shareholders of Innovex, Inc. was held on January 15, 2008. There were 19,407,966 shares of common stock entitled to vote at the meeting and a total of 16,169,302 shares were represented at the meeting.

b) Five directors were elected at the meeting to serve until the next Annual Meeting of shareholders or until their respective successors are elected and qualified. Shares were voted as follows:

                                          For         Withheld
                                     ------------   -----------
            D. Allen Andersen         15,020,444     1,148,858
            Philip D. Ankeny          15,018,751     1,150,551
            Robert C. Buhrmaster      15,012,568     1,156,734
            Terry M. Dauenhauer       15,000,109     1,169,193
            William P. Murnane        14,994,566     1,174,736

c) Other matters voted on at the meeting:

      Proposal #2. A proposal was made to approve the selection of the Company's independent registered public accountants for the current fiscal year. Shares were voted as follows:

                For         Against       Abstain
            ------------- ------------- -------------
             15,578,867     544,032        46,403

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

                                            INNOVEX, INC.


Date: May 13, 2008

                                           By/s/ Terry M.Dauenhauer
                                             ----------------------
                                           Terry M. Dauenhauer
                                           President and Chief Executive Officer


                                           By/s/ Randy Acres
                                             ---------------
                                           Randy Acres
                                           Senior Vice President and Chief
                                           Financial Officer