Form 10-Q
period 2008-06-28
INNOVEX INC
filed 2008-08-12
CIK 50601

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

                  for the quarterly period ended June 28, 2008

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

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

     As of July 28, 2008, 19,418,799 shares of the Company's common stock, $.04 par value per share, were outstanding.

================================================================================

                                      Index

PART I.      FINANCIAL INFORMATION
-------      ---------------------

Item 1.      Financial Statements.
-------      ---------------------
Item 2.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations.
             ----------------------
Item 3.      Quantitative and Qualitative Disclosures about Market Risk.
-------      -----------------------------------------------------------
Item 4       Controls and Procedures.
------       ------------------------

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings
-------      -----------------
Item 1A.     Risk Factors
--------     ------------
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
-------      -----------------------------------------------------------
Item 3.      Defaults Upon Senior Securities
-------      -------------------------------
Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------
Item 5.      Other Information
-------      -----------------
Item 6.      Exhibits.
-------      ---------

SIGNATURES
----------

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
                                                                                              June 28,      September 29,
                                                                                                2008            2007
                                                                                          ---------------- ----------------
ASSETS
------
Current assets:
   Cash and equivalents                                                                   $     5,586,607  $    10,453,803
   Accounts receivable, net                                                                    13,548,978       13,742,477
   Inventories                                                                                  9,734,390       11,055,082
   Other current assets                                                                         2,027,517        2,460,199
                                                                                          ---------------- ----------------
     Total current assets                                                                      30,897,492       37,711,561

Property, plant and equipment, net of accumulated depreciation of $54,682,000 and
   $49,239,000                                                                                 34,469,926       38,814,960
Assets held for sale                                                                            1,960,065        2,058,308
Other assets                                                                                      482,887          775,593
                                                                                          ---------------- ----------------
                                                                                          $    67,810,370  $    79,360,422
                                                                                          ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
   Current maturities of long-term debt                                                   $     2,279,762  $    11,049,170
   Line of credit                                                                              34,962,075       20,433,958
   Accounts payable                                                                            13,861,542       14,865,174
   Accrued compensation                                                                           890,102        1,805,567
   Other accrued liabilities                                                                    2,648,850        1,729,392
                                                                                          ---------------- ----------------
     Total current liabilities                                                                 54,642,331       49,883,261

Long-term debt, less current maturities                                                        20,506,776       15,548,964

Stockholders' equity (deficit):
   Common stock, $.04 par value; 30,000,000 shares authorized, 19,418,799 and
     19,407,966 shares issued and outstanding                                                     776,752          776,319
   Capital in excess of par value                                                              61,977,777       61,709,491
   Accumulated deficit                                                                        (70,093,266)     (48,557,613)
                                                                                          ---------------- ----------------
     Total stockholders' equity (deficit)                                                      (7,338,737)      13,928,197
                                                                                          ---------------- ----------------
                                                                                          $    67,810,370  $    79,360,422
                                                                                          ================ ================

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                -------------------------------------------
                                                                                    June 28, 2008         June 30, 2007
                                                                                --------------------- ---------------------

Net sales                                                                       $         16,173,873  $         18,150,064
Costs and expenses:
   Cost of sales                                                                          18,535,646            19,612,363
   Selling, general and administrative                                                     2,083,613             2,835,808
   Royalty expense                                                                                --               136,131
   Engineering                                                                               635,176               765,556
   Restructuring charges                                                                     467,636             1,369,182
   Net (gain) loss on sale of assets                                                              --               912,769
   Interest expense                                                                          814,636               648,205
   Interest income                                                                           (33,798)              (32,217)
   Net other (income) expense                                                             (1,857,438)              126,096
                                                                                --------------------- ---------------------
Net loss before taxes                                                                     (4,471,598)           (8,223,829)
Income taxes                                                                                      --                    --
                                                                                --------------------- ---------------------
Net loss                                                                        $         (4,471,598) $         (8,223,829)
                                                                                ===================== =====================

Net loss per share:
   Basic                                                                        $              (0.23) $              (0.42)
                                                                                ===================== =====================
   Diluted                                                                      $              (0.23) $              (0.42)
                                                                                ===================== =====================

Weighted average shares outstanding:
   Basic                                                                                  19,410,237            19,396,106
                                                                                ===================== =====================
   Diluted                                                                                19,410,237            19,396,106
                                                                                ===================== =====================

                                                                                             Nine Months Ended
                                                                                -------------------------------------------
                                                                                    June 28, 2008         June 30, 2007
                                                                                --------------------- ---------------------

Net sales                                                                       $         50,243,134  $         66,037,715
Costs and expenses:
   Cost of sales                                                                          56,576,000            66,949,486
   Selling, general and administrative                                                     6,819,287             8,992,772
   Royalty expense                                                                           127,876               498,979
   Engineering                                                                             1,917,332             2,578,473
   Net asset impairment                                                                           --               789,867
   Restructuring charges                                                                   3,438,633             5,098,929
   Net (gain) loss on sale of assets                                                        (124,976)            1,237,965
   Interest expense                                                                        2,321,368             1,912,515
   Interest income                                                                          (118,241)             (145,922)
   Net other (income) expense                                                                821,388               106,568
                                                                                --------------------- ---------------------
Net loss before taxes                                                                    (21,535,533)          (21,981,917)
Income taxes                                                                                     120                    --
                                                                                --------------------- ---------------------
Net loss                                                                        $        (21,535,653) $        (21,981,917)
                                                                                ===================== =====================

Net loss per share:
   Basic                                                                        $              (1.11) $              (1.13)
                                                                                ===================== =====================
   Diluted                                                                      $              (1.11) $              (1.13)
                                                                                ===================== =====================

Weighted average shares outstanding:
   Basic                                                                                  19,408,723            19,386,526
                                                                                ===================== =====================
   Diluted                                                                                19,408,723            19,386,526
                                                                                ===================== =====================

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                                                            Nine Months Ended
                                                                                -------------------------------------------
                                                                                    June 28, 2008         June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $        (21,535,653) $        (21,981,917)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                           5,777,089             6,148,613
   Asset impairment charge                                                                       (99)              789,867
   Stock compensation expense                                                                266,076               419,957
   Other non-cash items                                                                      (70,875)            1,246,884
Changes in operating assets and liabilities:
     Accounts receivable                                                                     193,499             3,964,246
     Inventories                                                                           1,320,692             2,040,466
     Other current assets                                                                    432,682              (126,673)
     Other long term assets                                                                  286,536               169,875
     Accounts payable                                                                     (1,003,632)           (6,048,009)
     Accrued compensation and other accrued liabilities                                        3,993              (751,243)
                                                                                --------------------- ---------------------
Net cash used in operating activities                                                    (14,329,692)          (14,127,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (1,382,443)           (4,154,093)
   Proceeds from sale of assets                                                              125,775             4,751,596
                                                                                --------------------- ---------------------
Net cash provided by (used in) investing activities                                       (1,256,668)              597,503

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                   (6,003,604)          (10,963,285)
   Issuance of long-term debt                                                              2,192,008            10,700,068
   Net activity on line of credit                                                         14,528,117            13,626,520
   Proceeds from exercise of stock options and employee stock purchase plan                    2,643                20,658
                                                                                --------------------- ---------------------
Net cash provided by financing activities                                                 10,719,164            13,383,961
                                                                                --------------------- ---------------------

Decrease in cash and equivalents                                                          (4,867,196)             (146,470)

Cash and equivalents at beginning of period                                               10,453,803             9,819,045
                                                                                --------------------- ---------------------

Cash and equivalents at end of period                                           $          5,586,607  $          9,672,575
                                                                                ===================== =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                     $          2,368,000  $          1,925,000
   Income taxes                                                                 $              9,000  $             11,000

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

NOTE 2 - LIQUIDITY
The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $5.6 million at June 28, 2008 and $10.5 million at September 29, 2007. Long-term debt was $20.5 million at June 28, 2008 and $15.5 million at September 29, 2007 excluding current maturities of $2.3 million and $11.0 million, respectively. During the nine months ended June 28, 2008 and June 30, 2007, the Company incurred losses from continuing operations of $21.5 million and $22.0 million, respectively. Operating activities used cash of $14.3 million and $14.1 million during the nine months ended June 28, 2008 and June 30, 2007, respectively. As of June 28, 2008, the Company had a working capital deficit of $23.7 million.

Total unused debt availability as of June 28, 2008 was approximately $300,000 under the Company's short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

The Company will require additional capital resources for its business and to otherwise respond to competitive pressures in the industry. The Company completed restructuring its long-term credit facilities with its Thai lenders in June 2008. The restructuring reduced the required principal payments for fiscal year 2008 and fiscal year 2009 by approximately $6.0 million and $9.0 million, respectively. In addition, the Company is considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage its assets. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company's needs, in a timely manner or on terms and conditions acceptable to the Company or its shareholders. The Company's efforts to raise additional funds from the sale of its common stock may be adversely impacted by the fact that the Company's stock is no longer listed on the Nasdaq Capital Market as of August 4, 2008. The Company's common stock is currently being quoted on the Pink OTC Market under the symbol of "INVX.PK".

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

NOTE 3 - RESTRUCTURING CHARGES

Corporate office relocation:

On October 1, 2007, the Company announced a plan to relocate its corporate offices to Thailand and discontinue manufacturing activity at its Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of the Company's manufacturing operations to Thailand and the presence of its banking sources and most of its customers and suppliers in Asia. In addition, incremental cost reductions are required for the Company to return to profitability. Restructuring charges of $373,000 related to the planned corporate office and Korat restructuring were recorded in the third quarter of fiscal 2008. These charges were comprised of $321,000 one time termination benefits and $52,000 for moving and closing costs. Total restructuring charges related to the corporate office relocation restructuring for the nine months ended June 28, 2008 were $3.0 million. These charges were comprised of $2.8 million for one time termination benefits and $160,000 for moving and closing costs. Most of the remaining anticipated expenditures related to the plan of approximately $600,000 are expected to be incurred prior to the end of calendar 2008.

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

A purchase agreement has been signed to sell the Litchfield facilities for $2.4 million. The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility in fiscal 2008. Restructuring charges of $95,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 third quarter. Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges for the nine months ended June 28, 2008 were $491,000. These charges were comprised of $324,000 for moving and closing costs and $167,000 contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $700,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand. The accrued restructuring charges related to Litchfield and Eastlake was $0.4 million at June 28, 2008.

NOTE 4 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,403,772 and 1,738,484 shares of common stock were outstanding during the three month and nine month periods ending June 28, 2008, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 2,093,170 and 1,978,652 shares of common stock were outstanding during the three and nine month periods ending June 30, 2007, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 5 - STOCK BASED COMPENSATION
The Company recorded $50,000 and $266,000 of related compensation expense for the three and nine month periods ended June 28, 2008, respectively and $114,000 and $417,000 for the three and nine month periods ended June 30, 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense did not result in any significant increase in both basic and diluted net loss per share for the three months ended June 28, 2008, but increased both basic and diluted net loss per share by $0.01 for the nine months ended June 28, 2008, $0.01 for the three months ended June 30, 2007 and $0.02 for the nine months ended June 30, 2007. As of June 28, 2008, $549,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.2 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black-Scholes calculation to reflect that the options are not freely traded:

                                                    Three Months Ended                     Nine Months Ended
                                             June 28, 2008      June 30, 2007      June 28, 2008      June 30, 2007
Risk-free interest rate                          1.83%              4.54%              2.56%              4.53%
Expected volatility                               108%                46%                88%                48%
Expected life (in years)                          2.9                3.0                2.9                3.0
Dividend yield                                     --                 --                 --                 --
Weighted average fair value of options
  granted                                       $0.24              $0.66              $0.29              $0.85

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan. The Company's stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At June 28, 2008 the Company had 664,176 shares of common stock available for issuance under the plans.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three years. At June 28, 2008, the Company had 25,883 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the nine months ended June 28, 2008 are summarized as follows:

                                                                Number of            Weighted
                                                              Shares Under            Average
                                                                 Option           Exercise Price
                                                           ------------------   ------------------
Outstanding at September 30, 2007                                  1,977,968                 5.25

  Granted                                                            459,125                 0.71
  Forfeited                                                          (95,090)               10.94
  Exercised                                                               --                   --
                                                           ------------------
Outstanding at December 29, 2007                                   2,342,003                 4.13

  Granted                                                            210,000                 0.34
  Forfeited                                                         (346,720)                3.82
  Exercised                                                               --                   --
                                                           ------------------
Outstanding at March 29, 2008                                      2,205,283                 3.82

  Granted                                                            505,000                 0.37
  Forfeited                                                         (548,758)                3.71
  Exercised                                                           (3,333)                  --
                                                           ------------------
Outstanding at June 28, 2008                                       2,158,192                 3.04
                                                           ==================

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                            Options Outstanding               Options Exercisable
                                        ----------------------------      ----------------------------
                                          Weighted
                                           Average       Weighted                          Weighted
                                          Remaining       Average                           Average
    Range of           Number            Contractual     Exercise            Number        Exercise
 Exercise Prices     Outstanding             Life          Price           Exercisable       Price
----------------------------------      -------------  -------------      -------------  -------------
$ 0.00 - $0.91          1,029,750         9.0 years    $       0.45                 --   $         --
  1.44 -  2.41            379,695         4.4 years            2.18            225,295           2.03
  2.71 -  4.84            350,250         4.6 years            3.74            188,439           3.84
  5.29 -  7.81             99,322         2.8 years            7.01             97,322           7.01
  8.90 -  9.80            150,625         3.7 years            9.50            121,650           9.50
 11.50 - 13.08            148,550         0.7 years           12.31            147,550          12.31
                     -------------                                        -------------
                         2,158,192                             3.04            780,256           6.20
                     =============                                        =============

NOTE 6 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                              June 28,       September 29,
                                                2008             2007
                                         ----------------- -----------------
Raw materials and purchased parts        $          5,321  $          4,549
Work-in-process and finished goods                  4,413             6,506
                                         ----------------- -----------------
                                         $          9,734  $         11,055
                                         ================= =================

NOTE 7 - DERIVATIVE INSTRUMENTS - FOREIGN CURRENCY TRANSLATION
The Company enters into forward exchange contracts that are recorded at fair value with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At June 28, 2008, the Company had open forward exchange contracts to buy Thai baht in return for U.S. dollars maturing on September 5, 2008 and December 4, 2008, with an amount of 300 million baht and 230 million baht, respectively, for a total of 530 million baht.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

                                                          Three months ended                     Nine months ended
                                                 ------------------------------------  ------------------------------------
                                                   June 28, 2008      June 30, 2007      June 28, 2008      June 30, 2007
                                                 -----------------  -----------------  -----------------  -----------------
Gain or (loss) from forward exchange contracts   $         (2,077)  $            340   $            222   $          2,506
Other foreign currency gain or (loss)                       3,913               (475)            (1,117)            (2,627)
                                                 -----------------  -----------------  -----------------  -----------------
Net gain or (loss) from foreign currency
  transactions                                   $          1,836   $           (135)  $           (895)  $           (121)
                                                 =================  =================  =================  =================

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

Overview

     We are a leading worldwide provider of flexible circuit interconnect solutions to OEMs in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high-volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives, liquid crystal displays (LCDs) for mobile communication devices, tape drives and arrays, flat panel displays (FPDs) and printers. Our customers include Entorian, Hitachi, HP, Philips/TPO, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, StorageTek, Western Digital and other leading electronic OEMs.

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

Costs and Expenses

     Cost of sales consists primarily of:

          -- material costs for raw materials and semi-finished components used for assembly of our products;
          -- labor costs directly related to manufacture, assembly and inspection of our products;
          -- costs of general utilities, production supplies and chemicals consumed in the manufacturing processes;
          -- costs related to the maintenance of our manufacturing equipment and facilities;
          -- costs related to material and product handling and shipment;
          -- depreciation costs related to facilities, machinery and equipment used to manufacture, assemble and inspect our products; and -- salaries and overhead attributed to our supply chain, process engineering and manufacturing personnel.

     Selling, general and administrative expenses primarily consist of:

          -- salaries and related selling (commissions, travel, business development and program management), administrative, finance, human resources, regulatory, information services and executive personnel expenses;
          -- other significant expenses related to external accounting, software maintenance and legal and regulatory fees; and -- overhead attributed to our selling, general and administrative personnel.

     Engineering expenses include costs associated with the design, development and testing of our products and processes. These costs consist primarily of:

          -- salaries and related development personnel expenses;
          -- overhead attributed to our development and test engineering personnel; and
          -- prototyping costs related to the development of new products.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                        For the Three Months Ended        For the Nine Months Ended
                                                     --------------------------------  -------------------------------
                                                      June 30, 2007    June 28, 2008    June 30, 2007    June 28, 2008
                                                     ---------------  ---------------  ---------------  ---------------
Net Sales                                                       100%             100%             100%             100%

Cost of goods sold                                            108.1            114.6            101.4            112.6
                                                     ---------------  ---------------  ---------------  ---------------

Gross profit                                                   (8.1)           (14.6)            (1.4)           (12.6)
Operating expenses:
   Selling, general and administrative and
     royalty expense                                           16.4             12.9             14.4             13.9
   Engineering                                                  4.2              3.9              3.9              3.8
   Restructuring and asset impairment                           7.5              2.9              8.9              6.8
   Net (gain) loss on sale of assets                            5.0               --              1.9             (0.2)
                                                     ---------------  ---------------  ---------------  ---------------
     Total operating expenses                                  33.1             19.7             29.1             24.3
                                                     ---------------  ---------------  ---------------  ---------------

Income (loss) from operations                                 (41.2)           (34.3)           (30.5)           (36.9)
                                                     ---------------  ---------------  ---------------  ---------------

Interest and other expense, net                                (4.1)             6.7             (2.8)            (6.0)
                                                     ---------------  ---------------  ---------------  ---------------

Income (loss) before provision (benefit) for
  income taxes                                                (45.3)           (27.6)           (33.3)           (42.9)

Provision (benefit) for income taxes                             --               --               --               --
                                                     ---------------  ---------------  ---------------  ---------------

Net income (loss)                                             (45.3)%          (27.6)%          (33.3)%          (42.9)%
                                                     ===============  ===============  ===============  ===============

Comparison of Three Months Ended June 28, 2008 and June 30, 2007

Net Sales

     Our net sales were $16.2 million for the three months ended June 28, 2008, compared to $18.2 million for the three months ended June 30, 2007, a decrease of 11%. This decrease primarily reflects an $8.8 million decrease in flex suspension assembly (FSA) revenue and offset by a $6.6 million increase in flat panel display (FPD) revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. While FSA revenue reached its end of life during the fiscal 2008 second quarter, we expect FPD and actuator flex circuit
(AFC) revenue to continue to grow in the fiscal 2008 fourth quarter as compared to fiscal 2008 third quarter as we release new products to production for our FPD customer and production continues to ramp for our new AFC customer.

     FPD application generated 56% of our net sales for the three months ended June 28, 2008, compared to 14% for the three months ended June 30, 2007. Sales of AFC's to the disk drive industry were 34%, compared to 31%, FSA sales to disk drive industry were 1% compared to 49%, sales from integrated circuit packaging, network system application and sales from other industry applications were 9% and 6% for the three months ended June 28, 2008 and June 30, 2007, respectively.

Gross Profit (Loss)

     Our gross loss was $2.4 million for the three months ended June 28, 2008 compared to a gross loss of $1.5 million for the three months ended June 30, 2007. Our gross margin for the three months ended June 28, 2008 decreased to (14.6%), from (8.1%) for the three months ended June 30, 2007. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue. We expect gross margins to improve during the fiscal 2008 fourth quarter as the anticipated capacity utilization rate increases.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the three months ended June 28, 2008 were $2.1 million, compared to $3.0 million in the three months ended June 30, 2007, a decrease of 30%. As a percentage of net sales, selling, general and administrative expenses were 13% for the three months ended June 28, 2008, down from 16% from the same period in the prior year. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions.

Engineering

     Engineering expenses for the three months ended June 28, 2008 were $635,000, compared to $766,000 for the three months ended June 30, 2007, a decrease of 17%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.9% of sales for the three months ended June 28, 2008 compared to 4.2% for the same period in the prior year.

Restructuring

Corporate office relocation:

     On October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of our manufacturing operations to Thailand and the presence of our banking sources and most of our customers and suppliers in Asia. In addition, incremental cost reductions are required for us to return to profitability.

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

Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter. The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility. The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature. Total cash related restructuring charges excluding asset impairments of approximately $3.6 million are expected related to the plan. The $3.6 million is comprised of $3.1 million for one-time termination benefits and $0.5 million related to moving and closing costs associated with transferring the corporate offices to Thailand, terminating the Plymouth, Minnesota office lease and transferring equipment from Korat, Thailand to Lamphun, Thailand. Restructuring charges of $400,000 related to the planned corporate office and Korat restructuring were recorded in the third quarter of fiscal 2008. These charges were comprised of $321,000 one time termination benefits and $52,000 for moving and closing costs. Total restructuring charges related to the corporate office relocation restructuring through June 28, 2008 were $3.4 million. These charges were comprised of $2.8 million for one time termination benefits, $160,000 for moving and closing costs and $400,000 of asset impairment charges. Most of the remaining anticipated expenditures related to the plan of approximately $600,000 are expected to be incurred prior to the end of calendar 2008.

     The restructuring plan calls for the elimination of 594 positions in the U.S. and Thailand consisting of 466 direct labor positions, 97 indirect labor production support positions and 31 administrative positions. As of June 28, 2008, 593 of these positions have been eliminated.

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

     Total cash related restructuring charges excluding asset impairments of approximately $8.8 million are expected for the Litchfield and Eastlake restructuring. The $8.8 million is comprised of $3.3 million for one-time termination benefits and $5.5 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained. Restructuring charges of $95,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 third quarter. Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges through June 28, 2008 were $8.1 million. These charges were comprised of $3.3 million for one time termination benefits, $3.8 million for moving and closing costs and $1.0 million contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $700,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Net (Gain) Loss on the Sale of Assets

     There were no sale of assets recorded in the fiscal 2008 third quarter compared to a net loss on the sale of assets of $913,000 for the three months ended June 30, 2007. The fiscal 2007 loss was the result of the loss generated on the sale or disposal of the remaining U.S. equipment that was not transferred to Thailand in the fiscal 2007 third quarter.

Net Interest and Other (Income) Expense

     Net interest expense was $0.8 million for the three months ended June 28, 2008 and $0.6 million for the three months ended June 30, 2007. The increase was driven by higher level of debt outstanding in fiscal 2008. Net other income was $1.9 million in the three months ended June 28, 2008 as compared to net other expenses of $126,000 in the three months ended June 30, 2007. The change was related to a large foreign currency valuation gain being recorded in the fiscal 2008 third quarter which was driven by the value of the U.S. dollar strengthening against the Thai baht during the quarter, resulting in a decrease in the value of our baht denominated debt. The foreign currency valuation gain of approximately $3.9 million in the three months ended June 28, 2008 was partly offset by the loss of approximately $2.1 million associated with our forward contracts placed previously. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As a result, large changes in the value of the U.S. dollar versus the Thai baht will drive significant foreign currency valuation gains or losses as the value of our baht denominated debt increases or decreases.

Income Taxes

     No net income tax expense or benefit was recorded for the three months ended June 28, 2008 and June 30, 2007 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Comparison of Nine Months Ended June 28, 2008 and June 30, 2007

Net Sales

     Our net sales were $50.2 million for the nine months ended June 28, 2008, compared to $66.0 million for the nine months ended June 30, 2007, a decrease of 24%. This decrease primarily reflects a $25.9 million decrease in flex suspension assembly (FSA) revenue and a $3.8 million decrease in actuator flex circuit (AFC) revenue offset by a $14.7 million increase in flat panel display
(FPD) revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. The AFC reduction was related to first quarter production issues reducing our product allocation at a significant customer and the delay in the expected production ramp up for our new actuator flex customer. The growth in the FPD revenue resulted from the ramp up of a number of new FPD programs and increased volume from the FPD programs that ramped up in the first and second quarters.

     FSA sales to the disk drive industry generated 17% of our net sales for the nine months ended June 28, 2008, compared to 52% for the nine months ended June 30, 2007. Sales of AFC's to the disk drive industry were 37%, compared to 34%, FPD application net sales were 40% compared to 8%, sales from integrated circuit packaging, network system application and sales from other industry applications were 6% and 6% for the nine months ended June 28, 2008 and June 30, 2007, respectively.

Gross Profit (Loss)

     Our gross loss was $6.3 million for the nine months ended June 28, 2008 compared to a gross loss of $912,000 for the nine months ended June 30, 2007. Our gross margin for the nine months ended June 28, 2008 decreased to (12.6%), from (1.4%) for the nine months ended June 30, 2007. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and short-term incremental costs incurred while addressing operating issues related to new product ramp ups and the introduction of a new material set. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the nine months ended June 28, 2008 were $6.9 million, compared to $9.5 million in the nine months ended June 30, 2007, a decrease of 27%. As a percentage of net sales, selling, general and administrative expenses were 13.9% for the nine months ended June 28, 2008 and 14.4% for the nine months ended June 30, 2007. Royalty expense was lower compared with the prior year as a result of lower FSA revenue which is royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions. Selling, general and administrative expenses as a percentage of net sales was similar as compared to the prior year as the decrease in revenue offset the decrease in expenses.

Engineering

     Engineering expenses for the nine months ended June 28, 2008 were $1.9 million, compared to $2.6 million for the nine months ended June 30, 2007, a decrease of 26%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.8% of sales for the nine months ended June 28, 2008 and 3.9% for the nine months ended June 30, 2007.

Restructuring

Corporate office relocation:

     As discussed above, on October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. Restructuring charges of $3.0 million were recorded during the first nine months of fiscal 2008 related to the corporate office restructuring. These charges were comprised of $2.8 million of one time employee termination benefits and $160,000 for moving and closing costs. No charges were recorded related to this restructuring in the first nine months of fiscal 2007.

Litchfield and Eastlake restructuring:

     As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities. On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility. Restructuring charges of $491,000 were recorded during the first nine months of fiscal 2008 related to the Litchfield restructuring. These charges were comprised of $324,000 for moving and closing costs and $167,000 contract termination costs related to the Eastlake facility lease. Restructuring charges of $5.1 million were recorded during the first nine months of fiscal 2007 related to the Litchfield restructuring. These charges were comprised of $2.4 million for one time termination benefits, $1.9 million for moving and closing costs and $800,000 contract termination costs related to the Eastlake facility lease.

Net (Gain) Loss on the Sale of Assets

     Net gain on the sale of assets was $125,000 for the nine months ended June 28, 2008 compared to a net loss on the sale of assets of $1.2 million for the nine months ended June 30, 2007. The fiscal 2007 loss was the result of the loss generated on the sale or disposal of the remaining U.S. equipment that was not transferred to Thailand in the fiscal 2007 third quarter.

Net Interest and Other Expense

     Net interest expense was $2.2 million for the nine months ended June 28, 2008 and $1.8 million for the nine months ended June 30, 2007. The increase was driven by higher level of debt outstanding in fiscal 2008. Net other expense was $821,000 in the nine months ended June 28, 2008 as compared to net other expense of $107,000 in the nine months ended June 30, 2007. The change was a result of higher foreign currency valuation losses being recorded in the fiscal 2008 first and second quarters as compared to fiscal 2007. The foreign currency loss for the fiscal 2008 first and second quarters was driven by the large drop in the value of the U.S. dollar as compared to the Thai baht, resulting in an increase in the value of our baht denominated debt. The currency valuation losses in the fiscal 2008 first and second quarters were partly offset by the foreign currency valuation gain related to the strengthening of the U.S. dollar against the Thai baht during the fiscal 2008 third quarter.

Income Taxes

     Only minimal net income tax expense or benefit was recorded for the nine months ended June 28, 2008 and June 30, 2007 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

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

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $5.6 million at June 28, 2008 and $10.5 million at September 29, 2007. As of June 28, 2008, the Company had a working capital deficit of $23.7 million.

     For the nine months ended June 28, 2008, net cash used in operating activities of $14.3 million primarily resulted from the net loss for the period net of non-cash charges and a $1.0 million decrease in accounts payable, partially offset by a $1.3 million decrease in inventory. The accounts payable and inventory decreases were driven by the reduced level of revenue.

     Net cash used in investing activities was $1.3 million in the first nine months of fiscal 2008, compared to net cash provided by investing activities of $0.6 million in the first nine months of fiscal 2007. In fiscal 2008, net cash used in investing activities was attributed to capital spending related to process improvements at our Thailand facility. In fiscal 2007, net cash provided by investing activities was attributed to $4.8 million proceeds from the sale of the U.S. based assets including the Maple Plain facility which was partially offset by capital spending related to process improvements at our Thailand facility.

     Net cash provided by financing activities was $10.7 million in the first nine months of fiscal 2008, compared to net cash provided by financing activities of $13.4 million in the first nine months of fiscal 2007. Fiscal 2008 net cash provided by financing activities was the result of the $14.5 million borrowed under our short-term Thailand packing credit facilities, a $1.5 million draw down under our new long term Thailand credit facilities and a $0.7 million increase in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt partially offset by the normally scheduled debt payments on our existing Thailand debt facilities and U.S. based debt. For the first nine months of fiscal 2007, net cash provided by financing activities was primarily related to the $13.6 million borrowed under our short-term Thailand packing credit facilities and a $8.4 million draw down under our new long term Thailand credit facilities and a $2.3 million increase in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt partially offset by the $4 million pay down of the U.S. facility from the Maple Plain facility sale proceeds and scheduled debt payments on our existing Thailand debt facilities and U.S. based debt and capital leases.

     In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provided for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $9.5 million under this new credit facility in fiscal 2007 and $1.6 million in the fiscal 2008 first and second quarters. In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of June 28, 2008, we had approximately $22.2 million outstanding under our long-term Thailand credit facilities and a $35.0 million outstanding balance under our short-term Thailand credit facilities. Total unused availability as of June 28, 2008 was approximately $300,000 under our short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

     In June 2008, we completed the restructuring of our long-term debt facility with our Thai lenders. As part of the restructuring, our debt repayment schedules were modified resulting in a $6.0 million reduction in repayments required to be made in the remainder of the fiscal 2008 and $9.0 million reduction in payments required to be made in fiscal 2009. In addition, the undrawn portion available under the Third Credit Facilities Agreement of 600 million baht will be cancelled as part of the bank restructuring.

     In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of June 28, 2008, $0.6 million was outstanding under our US Federal credit facility. The note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

     We will require additional capital resources for our business and to otherwise respond to competitive pressures in the industry. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditional acceptable to the Company or its shareholders. Our efforts to raise additional funds from the sale of common stock may be adversely impact by the fact that our stock is no longer listed on the Nasdaq Stock Market as of August 4, 2008. We are seeking to have our common stock quoted on the OTC Bulletin Board.

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

Contractual Obligations

     The table below discloses a summary of the Company's specified contractual obligations at June 28, 2008 (in thousands):

                                            Under 1 Year    1 to 3 Years    3 to 5 Years   After 5 Years       Total
                                           --------------  --------------  --------------  --------------  --------------
    Long-term Debt Obligations (1)         $       3,506   $      11,429   $       7,891              --   $      22,826
    Operating Leases                                 348             702             253              --           1,303
                                           --------------  --------------  --------------  --------------  --------------

       Total                               $       3,854   $      12,131   $       8,144              --   $      24,129
                                           ==============  ==============  ==============  ==============  ==============

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

Forward Looking Statements
     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include: the increased utilization by our largest customer of alternative interconnect technologies that compete with our FSA product, AFC and FPD revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company's single source suppliers or any failure of any of the Company's single source suppliers to timely deliver an adequate supply of components, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers' market share, impact of restructuring charges, changes in manufacturing efficiencies, ability to secure additional financing, continued cash availability under our credit facilities, fluctuations in currency rates and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 29, 2007. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.


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

     We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At June 28, 2008, the Company had open forward exchange contracts to buy Thai baht in return for U.S. dollars maturing on September 5, 2008 and December 4, 2008, with an amount of 300 million baht and 230 million baht, respectively, for a total of 530 million baht. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

     We are exposed to interest rate risk as a large portion of our interest-bearing debt is subject to interest rates which fluctuate with changes in market interest rates or are periodically reset based on market interest rates. A large change in market interest rates could have an adverse impact on our business, financial condition and results of operations.


ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer, Terry M. Dauenhauer, and Chief Financial Officer, Randy L. Acres, have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Responses to Items 3, 4 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

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

     Our common stock was delisted from the Nasdaq Capital Market effective August 4, 2008, and is currently listed on the Pink Over-the-Counter (OTC) Market under the symbol of "INVX.PK", which may result in a negative impact on the price per share and make our stock illiquid.

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

     On July 31, 2008, we received a letter from the Nasdaq Hearings Panel, informing the Company that it had determined to delist the Company's common stock from the Nasdaq Capital Market. The Nasdaq Capital Market suspended trading in the Company's common stock effective on the open of business on August 4, 2008. The Company's common stock is currently quoted on the Pink OTC Market under the symbol of "INVX.PK".

     If our common stock is quoted on the Pink OTC Market, it will be subjected to the rules promulgated under the Securities Exchange Act of 1934 relating to "penny stocks." These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, if our common stock is quoted on the Pink OTC Market, we believe an investor may find it more difficult to buy or sell our common stock in the open market. Further, until the date our common stock is quoted on the OTC Bulletin Board, investors may have a particularly difficult time making transactions in our common stock because of the lack of market to do so. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share, that our common stock will be quoted on the OTC Bulletin Board at any particular time, or that any market will exist for our common stock.


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

                                       INNOVEX, INC.


Date: August 12, 2008

                                       By  /s/ Terry M. Dauenhauer
                                           -----------------------
                                           Terry M. Dauenhauer
                                           President and Chief Executive Officer


                                       By  /s/ Randy Acres
                                           ---------------
                                           Randy Acres
                                           Senior Vice President and Chief
                                           Financial Officer