Form 10-K
period 2008-09-27
INNOVEX INC
filed 2008-12-23
CIK 50601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 2008.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.

               Commission File Number 0-13143

              Innovex, Inc.
                (Exact name of registrant as specified in its charter)

Minnesota	41-1223933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

                    3033 Campus Drive, Plymouth, MN  55441
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [  ]  No [X]

The aggregate market value of shares held by non-affiliates is $5,186,261 computed by reference to the last sale price of the Company’s Common Stock, as reported in the Nasdaq National Market system, of $0.27 per share on March 28, 2008, the last business day of the Company’s most recently completed second fiscal quarter. As of November 14, 2008, the Company had outstanding 19,443,153 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 4, 2009, are incorporated by reference into Part III.

Index

PART I

Item 1.  BUSINESS

We maintain a website at www.innovexinc.com ..  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC.

Our Company

        We are a worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs") in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives ("HDDs"), flat panel displays (“FPD”) including liquid crystal displays ("LCDs") for mobile communication devices, tape drives and printers. Our customers include Entorian, Hitachi, HP, TPO, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, StorageTek, Western Digital and other leading electronic OEMs.

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

        Increased Usage of HDD in Consumer and Non-traditional Applications.    The emerging consumer electronics segment that includes devices such as gaming consoles, TV set top recorders and digital music and video players such as the iPod™, is a significant driver of growth for HDDs.

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

Competitive Strengths

        We believe our competitive strength is the direct result of our technological innovation and our ability to provide comprehensive solutions that address our customers' specific interconnect needs. Our key competitive strengths include:

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

        Leading Customer Relationships.    We have developed strong relationships with Hitachi, TPO, Seagate, Western Digital and other industry leaders. Our customer relationships represent significant entry barriers as we believe that once a customer has selected us to design and manufacture a flexible circuit interconnect, the customer generally relies on our design for the life of that specific application and, frequently, subsequent generations of similar applications.

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

        Continue to Expand Our Market Share in Our Core Markets.    We believe that we will be able to continue to capture additional market share from leading OEMs in the HDD market with our AFC solution. We began volume production with an additional HDD industry leader during fiscal 2008 and we expect to continue to increase market share at our HDD customers as a result of our low product pricing and high level of product quality.  We began production on a number of FPD programs during fiscal 2008 and fiscal 2008 FPD revenue was three times higher than it was in fiscal 2007.  We continue to have a high level of FPD quoting and prototyping activity with our main FPD customer and other new customers which should lead to improved FPD market share.

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

        Current markets addressed by our products include:

Data Storage.    The disk drive market uses our AFC and FSA products.  Our AFC flex product provides the back-end electronic interconnect for hard disk drives. We are a leading provider of flip chip interconnect solutions for these applications. Flip chip technology, in which an unpackaged die is mounted directly onto the flexible circuit substrate, is the predominant interconnect technology for these applications.  Our FSA product, which reached its end of life in the second quarter of fiscal 2008, provided the electrical interconnect from the disk drive head to the back-end electronics (actuator flex) of the disk drive. The FSA is a flexible circuit that is bonded to a suspension.

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

Other Markets.    We continue to apply our technology and products to new markets. We produce advanced flexible circuits for high-end consumer electronics markets and other markets that could benefit from the technological advantages of our flexible interconnect solutions. Based on our assessment of industry trends and market indicators, we believe these markets will grow rapidly in the future. We are currently offering or developing new product offerings for the following applications: non-display mobile communication device interconnects, high-end memory module interconnects, inkjet printer cartridges, mobile phone camera modules, battery packs, smart cards, hearing aides and other medical products.

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

        Process Technologies.    We utilize the following process technologies in our circuit fabrication process:

Thin-Film Sputtering Technology.   In addition to our ability to convert purchased raw materials into fine-line flexible circuits, Innovex also has the ability to sputter copper & tie-layer metals directly onto polyimide substrates.  This enables us to fabricate the base material, as part of our circuit fabrication process, lowering material costs and providing greater flexibility in delivering super fine-line products.

Semi-additive Metallization.    Allows the fabrication of flexible circuits with finer lines and spaces through the selective metallization of the conductors in the circuit fabrication process.

Laser Processing.    Produces very fine via openings and contoured shapes that solve density problems while avoiding more expensive traditional alternatives. Also, using a laser to cut the periphery of parts allows prototypes and low volume production parts to be built faster and without the cost of a blanking die.

Bondable Gold Plating.    Prepares flexible circuit conductors and pads for various bonding processes including chip-on-flex, which saves space and improves electrical performance by wire bonding a semiconductor die directly to the flexible circuit.

Coverfilm and Covercoat Application.    Adheres coverfilm and covercoat materials to the circuitry to provide an insulative coating and to expose contact pads for surface metallization. This process allows accurate positioning of solder plated pads to support fine pitch surface mount assembly to the finished circuits.

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

Suppliers

        We purchase raw circuit materials, process chemicals and various components from multiple outside sources. For components, we typically make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to twelve month periods. These suppliers commit to providing cooperative engineering as required and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved and are often dictated by our customers. For process chemicals, we rely on a limited number of key suppliers. We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, certain polyimide materials and certain specialty chemicals used in our manufacturing process from only one supplier of each such material. Alternate chemical products are available from other sources but process chemical changes would often require requalification of the processes, which could take weeks or months to complete. We mitigate these risks by identifying stable companies with leading technology and delivery positions and by attempting to qualify two suppliers for all critical raw materials and components.

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

        Even though our customer mix will change from period to period, we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Sales to our three largest customers, TPO, Seagate and Hitachi constituted 43%, 23% and 22% of net sales, respectively, for fiscal 2008, 11%, 66% and 17% of net sales, respectively, for fiscal 2007 and 14%, 73% and 6% of net sales, respectively, for fiscal 2006.  Seagate acquired Maxtor in May 2006 and have combined their operations.  The merger of Philip’s Mobile Display Systems business unit with Toppoly Optoelectronics Corporation of Taiwan to create a new company called TPO was announced in November 2005 and completed in June 2006.

Sales to our five largest customers constituted 97%, 99% and 94% of net sales for fiscal 2008, 2007 and 2006, respectively.  The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the computer, computer peripheral, mobile communication devices and consumer markets has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Environmental Controls

        Flexible circuit interconnect manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products.  We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could adversely affect our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal 2009.

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

Employees

        As of September 27, 2008, we had a total of 3,306 employees. Of these, 3,282 employees were based in Thailand, 12 were based in the U.S., and 12 were based in other Asian and European locations. Our future operating results depend in part upon our ability to attract and retain other qualified management, technical, manufacturing, sales and support personnel for our operations. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect our business, results of operations and financial condition.

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

Backlog

        The backlog for our continuing operations was $12.1 million, $14.1 million and $21.6 million at September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Our backlog fluctuates based on the timing of the receipt of orders from customers. Backlog is defined by us as firm orders that are scheduled to be delivered within 12 months from the date of the order. While we believe substantially all of our current backlog will be delivered within 12 months, customers may determine not to release orders into production, may extend requested delivery dates or cancel orders. In such cases, we may not realize the revenue indicated by the backlog.

Item 1A.  RISK FACTORS

        An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations would be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

As a result of our history of operating losses, inadequate operating cash flow and net capital deficiency, our auditors have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our ability to obtain additional financing, secure new customers and increase sales to existing customers.

We have experienced significant operating losses in each fiscal year since 2000, including net losses from continuing operations of $28.0 million for fiscal 2008.  As of September 27, 2008, we had a working capital deficit of $31.2 million.  We have minimal financial resources, and our cash flow from operating activities continues to be insufficient to meet our operating needs and debt service obligations. As a result of these factors, among others, our independent public accountants have substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of receiving this opinion from our independent public accountants, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

Our ability to continue as a going concern depends upon our ability to obtain additional financing, our success in securing new customers and increasing sales to existing customers, as well as our ability to improve our liquidity, whether through cash generated by operations or through incurring additional debt or the issuance of debt or equity.  Our management has and will continue to implement operational measures designed to address our operation and cash flow objectives.  In addition, management may seek waivers of covenants under our credit facilities or forbearances on interest or principal payments.  However, there can be no assurance that we will be successful in improving our business, obtaining waivers or other accommodations from our lenders or obtaining additional debt or equity on terms acceptable to us, if at all.

We have experienced ongoing losses from operations and we rely on our existing credit facilities to finance cash required for our operations.

        We had net losses from continuing operations of $28.0 million for fiscal 2008 and have experienced losses from operations in each fiscal year since 2000. Operating activities used $8.9 million and $17.6 million during the years ended September 27, 2008 and September 29, 2007, respectively.  As of September 27, 2008, we had a working capital deficit of $31.2 million.  Whether we achieve a sufficient level of net income to fund our operations will depend on a number of factors, including:
• the level of revenue in any given period;
• our expense levels, particularly for manufacturing costs;
• our manufacturing efficiency, particularly with respect to new product introductions and high volume products;
• increasing revenue from existing AFC and FPD customers;
• cultivating new AFC and FPD customers; and
• the qualification of new products, including new semiconductor packaging, smart cards, phone camera modules and printer flex products.

We have historically financed our operations primarily through bank credit facilities, and, to a lesser extent, cash from operating activities.  From time to time, we have also received cash from sales of equity securities and employee stock option exercises. Cash and equivalents were $6.5 million at September 27, 2008 and $10.5 million at September 29, 2007.  As of September 27, 2008, our indebtedness under our Thai bank credit facilities consisted of:

•	Long-term debt of $19.0 million, less current maturities of $3.5 million; and

•	Short-term debt of $32.7 million; and

Total unused availability as of September 27, 2008 was approximately $2.5 million under our packing credit and short-term working capital facilities. Our ability to draw funds under the packing credit facility depends upon presenting qualifying customer purchase orders to the banks.

Because of the limited availability under our short-term packing credit facility, if we are unable to provide our lenders with qualifying purchase orders, we will not be able to obtain additional funds for our operations from this credit facility.  Moreover, the amount currently available under our Thai credit facilities is insufficient to fund our ongoing operations.  We must increase the income generated from our operations to fund our ongoing cash needs and to service our indebtedness.

        We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

Our ability to satisfy our obligations to pay interest and to repay debt depends on the performance of our business. Our performance depends, in part, on our ability to secure new customers, generate significant revenue from existing and new customers, manage expenses (in particular manufacturing expenses) and maintain manufacturing efficiency, as well as general economic conditions and other factors over which we have little control. To the extent that we use a portion of our cash flow from operations to pay the principal of, and interest on our indebtedness, that cash flow will not be available to fund future operations and capital expenditures.  Historically, we have not generated sufficient cash flow from operations to fund both our operations and debt service.  Our operating cash flow will not be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations unless we increase revenues significantly.  We cannot assure you that we will generate sufficient cash flow from operations to enable us to service or reduce our indebtedness or to fund our other liquidity needs.

If we do not generate sufficient cash flow from our operations in an amount that significantly exceeds the cash flow generated from our operations in prior fiscal years, our ability to make required payments on our debt will be impaired and may result in payment or covenant defaults, acceleration of our indebtedness, seizure by the banks of assets that secure our indebtedness, loss of control of our business or bankruptcy. This could also create additional concern with our customers that may reduce orders allocated to us and impact our ability to maintain current business levels or even reduce future business expansion.

The current severe downturn and uncertainty in the global economy in general and weakness in the disk drive and telecommunications industries in particular may harm our business and operating results.

        The worldwide economy is currently undergoing unprecedented turmoil amid stock market volatility, tightening of credit markets, concerns of inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and business insolvencies. This turmoil and the uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.

We manufacture electrical components, primarily flexible circuit interconnects, for the computer, data storage, consumer, medical, telecommunications and other electronic industries.  If the demand for products incorporating our flexible circuit interconnects declines significantly, or customer spending for those products declines, our revenue will be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

        If the general economy and the disk drive and telecommunications industries do not improve, our business, financial condition and results of operations could be harmed.

        We need additional capital to continue and grow our business, which may not be available.

        Our ability to execute our long-term strategy depends on our ability to obtain additional working capital.  While we are attempting to generate capital through increasing income and cash flow from our operations, we have an immediate need for additional debt or equity capital to fund our existing operations and to grow our business.  We may also need to identify and secure capital to refinance our existing indebtedness at the maturity of 2012 or earlier, if required repayment of our debt is accelerated because of a payment or covenant default.

We may seek additional capital by incurring additional indebtedness or from an offering of our equity securities or both.  No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us.  Our financing needs are based upon management estimates as to future revenue and expense.  Our business plan and financing needs are also subject to change based upon, among other factors, market and industry conditions, our ability to increase cash flow from operations and our ability to control costs and expenses. Our efforts to raise additional funds from the sale of equity may be hampered by depressed trading price of our common stock and the fact that our common stock is listed on the Pink Sheets. Our efforts to raise funds by incurring additional indebtedness may be hampered by the fact that we have significant outstanding indebtedness and the challenges we face in servicing our current indebtedness with cash flow from operations, as well as the fact that our assets are pledged to our lenders to secure existing debt.  In addition, the covenants of our credit agreement restrict our ability to make distributions, create liens, incur indebtedness, and sell our assets and properties.   The following factors may also affect our ability to obtain additional financing on favorable terms, or at all:
• our results of operations, financial condition and business prospects;
• conditions in the disk drive industry as well as the telecommunications market;
• general economic conditions, including the availability of credit and lending standards of banks and other financial institutions; and
• the perception in the capital markets of our business.

        If we are unable to obtain sufficient capital, we may further curtail our capital expenditures, further reduce research and development expenditures, or suspend or discontinue our operations.  Our ability to make required payments on our debt may also be impaired, which may result in payment or covenant defaults, acceleration of our indebtedness, seizure by the banks of assets that secure our indebtedness, loss of control of our business or bankruptcy.

        Our sales are concentrated in a small customer base and in the HDD industry.

        Sales to our largest customer from fiscal 2008 constituted 43% of net sales for fiscal 2008, 11% for fiscal 2007 and 14% for fiscal 2006.  Sales in fiscal 2008 to our second largest customer, which historically was our largest customer, constituted 23% of net sales for fiscal 2008, 66% for fiscal 2007 and 73% for fiscal 2006, respectively. Sales to our five largest customers constituted 97%, 99% and 94% of net sales for fiscal 2008, 2007 and 2006, respectively. Our largest customer historically, discontinued use of our FSA product during our fiscal 2008 second quarter.  As a result, sales to this customer decreased substantially during fiscal 2008.  The loss of FSA sales to this customer had a material adverse effect on our business and the loss of one or more of our major customers or a substantial reduction in orders by any other significant customer, for any reason, could have a material adverse effect on our business, financial condition and results of operations.  Various factors, many of which are outside our control, could cause a loss of customers or reduction in orders including market, economic or competitive conditions in the computer, computer peripheral, mobile communication device and high-end consumer markets, the development by a customer of the capability to produce flexible circuits in high volume for its own products, a transfer of manufacturing operations by a customer to a lower-cost country, a change in the type of interconnect or suspension assembly used by our largest customers or the failure of a customer to pay its account balance with us.

Sales of our FSA and AFC products to the hard disk drive industry accounted for 51%, 84% and 80% of our net sales in fiscal 2008, 2007 and 2006, respectively. The disk drive industry is intensely competitive and technology changes rapidly. The industry's demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and reduce orders for these components during periods of contraction.  Fluctuations in the hard disk drive industry may result in fluctuations in our operating results, but these fluctuations are difficult to predict and are likely to vary in the future.

Our second largest customer in fiscal 2008 and largest customer historically, discontinued use of our FSA products during the fiscal 2008 second quarter.

 Because our largest customer has increased utilization of alternative interconnect technology that competes with our FSA product, our FSA product reached the end of its life during our fiscal 2008 second quarter and revenue generated from FSA product decreased substantially.  Sales of our FSA product accounted for 12%, 49% and 58% of our net sales in fiscal 2008, 2007 and 2006, respectively.  Revenue generated from the sale of our FSA product was $8.7 million, $43.3 million and $100.4 million in fiscal 2008, 2007 and 2006 respectively.   The value added or revenue excluding pass-through components portion of the FSA product relates to the flexible circuit of the FSA which we manufacture.  FSA revenue excluding pass-through components has ranged from 34% to 37% of the FSA selling price in the past three fiscal years.  The remaining non-value added portion of the FSA product selling price is related to the cost of the suspension attached to the flexible circuit.  To date, increases in revenue excluding pass-through components from other products have not been sufficient to replace the decreases in FSA revenue excluding pass-through.  As a result, we have taken a number of steps to reduce our cost structure including the closure of our U.S. manufacturing facilities.  Our business has been adversely impacted by the reduction of FSA revenue and if we cannot increase our revenue excluding pass-through to replace the reductions in FSA revenue excluding pass-through or reduce our cost structure to correspond to decreases in revenue excluding pass-through, our business, financial condition and results of operations will continue to be materially adversely affected.

       Our financing agreements contain restrictive covenants with which we may not be able to comply.

        We have entered into financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, tangible net worth and interest and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control.  We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements, which may not be timely available to us, if at all.

Our common stock is currently listed on the Pink Sheets, which may result in negative impacts on our stock price and make our stock illiquid.

Until August 4, 2008, our common stock was listed on the Nasdaq Stock Market system.  The Nasdaq Capital Market suspended trading in our common stock effective August 4, 2008.  Beginning on August 4, 2008, our common stock was quoted on the Pink Sheets under the symbol of “INVX.PK”.

Because our common stock is quoted on the Pink Sheets, it is subjected to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, since our common stock is quoted on the Pink Sheets, we believe an investor may find it more difficult to buy or sell our common stock in the open market and investors may have a difficult time making transactions in our common stock because of the lack of market to do so. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share or that any market will exist for our common stock.

Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors.

        We deal with a limited number of large customers who are able to exert significant pricing pressure on our products. Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy and our products' life cycles. A typical life cycle for our products begins with higher pricing when a product is introduced and decreasing prices as it matures. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product's cost. We must reduce our manufacturing costs as prices decline during our products' life cycles in order to generate income from operations.

The markets in which we operate are highly competitive.

        We operate in highly competitive markets and our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions that adversely affect operating results. We will be required to make a continued high level of investment in product development and research, sales and marketing and ongoing customer service and support to remain competitive. In addition, our ability to effect price reductions or otherwise respond to competitive pressures is limited because of our need to generate cash flow from operations to service our debt obligations.  The competitive pressures we face have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

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
• technological changes that change disk drive demand;
• changes in expected customer timing of new product introductions;
• changes in OEM customer manufacturing yields throughout their products' life cycles;
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

 If customer demand for our actuator flex, display flex, stacked memory flex or tape storage flex products weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations would be materially adversely affected. The end of life of our FSA product and corresponding decreases in our FSA revenue have resulted in us taking a number of steps to reduce our cost structure related to underutilized capacity.  These steps have included the closure of our U.S. based manufacturing facilities.   To regain lost FSA revenue, we must increase our revenue from other products. We must also reduce our cost structure to correspond to decreases in revenue.

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

        Flexible circuit interconnects provide electrical connections between components in electrical systems and are used as a platform to support the attachment of electronic devices. While flexible circuits offer several advantages over competing printed circuit board and ceramic hybrid circuit technologies, our customers may consider changing their designs to use these alternative technologies for future applications. In particular, our largest customer in fiscal 2007 increased utilization of an alternative interconnect technology that competes with our FSA products and our FSA product reached its end of life in our fiscal 2008 second quarter. If our customers switch significant portions of their business to alternative technologies, our business, financial condition and results of operations could be materially adversely affected.

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

        We must qualify our products with our customers. The qualification process for these products can be time-consuming, complex and difficult. We cannot be sure that our products will continue to be selected for design into our customers' products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high volume production quantities, our business, financial condition and results of operations would be materially adversely affected.

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

Our manufacturing plant is located in Lamphun, Thailand, which can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

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

On October 1, 2007, we announced that we are implementing a corporate restructuring plan intended to reduce costs and improve the efficiency of our operations.   As part of that plan, we relocated some of our corporate business functions, including administrative, sales and engineering, to Lamphun, Thailand.  We retained key Executives, sales, engineering and finance resources in the U.S. and other countries to support our customers as well as the business requirements of being a U.S. publicly listed company.

There are several risks inherent in our efforts, including the risk that cost-cutting plans will impair our ability to effectively develop new products, to remain competitive, and to operate effectively, which could have a negative effect on our efforts to maintain our customers or on product quality.  We may not be able to retain key employees and if we are not able to retain key employees, we may not have sufficient resources to successfully manage our business in the U.S. or in other parts of the world.

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

        We have manufacturing facilities in Thailand and design, sales and customer support operations in the United States, United Kingdom, Taiwan, Singapore, China and South Korea. Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
• cultural barriers; and
• wars and acts of terrorism.

These risks associated with foreign operations may have a material adverse effect on our ability to manufacture our product, may increase costs associated with manufacturing or other aspects of our business, and may disrupt our business or the business of our suppliers, vendors or lenders.  We also cannot predict the future impact or the consequences to our business as a result from the unstable political situation in Thailand.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

        At September 27, 2008, we owned an aggregate of approximately 381,100 square feet of manufacturing and other space. Our significant facilities are as follows:

Function	Location (number of facilities)	Square Feet
Currently not utilized but held for capacity expansion	Korat, Thailand (two)	55,100
Circuit finishing and assembly, sales and support	Lamphun, Thailand (three)	141,800 88,600 19,600
Held for disposition	Litchfield, Minnesota (three)	15,000 10,000 51,000

Our Korat manufacturing locations have not been utilized for production since our FSA product reached its end of life in the fiscal 2008 second quarter.  The facilities are being held for future capacity expansion.  We have a purchase agreement in place to sell our Litchfield facilities.  The prospective buyer of the Litchfield facilities is currently leasing the facilities until they are able to obtain financing, at which time the sale is expected to close.

Item 3.  LEGAL PROCEEDINGS

        We are not party to any lawsuits.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

Item 4A.  EXECUTIVE OFFICERS OF REGISTRANT

       Below are the name, age, position and a brief account of the business experience of each of our executive officers and key employees as of September 27, 2008.

Name	Age	Position(s)
Terry M. Dauenhauer	55	President and Chief Executive Officer
Randy L. Acres	44	Senior Vice President and Chief Financial Officer
Brian R. Dahmes	48	Vice President, Technology

Terry Dauenhauer joined Innovex, Inc. in January 2004 as Senior Vice President and Chief Operating Officer. Mr. Dauenhauer was named President and Chief Executive Officer on December 15, 2007.  Prior to joining Innovex, he spent five years with Seagate Technology as Vice President of Thailand Operations and World Wide Product Performance.  Prior to that, he was President and Director, AlphaSource Electronics, Alphatel, Alphatec Electronics and NS Electronics from 1993 to 1997.  Mr. Dauenhauer held various positions with National Semiconductor from 1987 to 1993, Fairchild Semiconductor from 1983 to 1987 and Texas Instruments from 1976 to 1983.

Randy Acres joined Innovex, Inc. as the Senior Vice President and Chief Financial Officer in March 2008.  Prior to joining Innovex, Mr. Acres was the Vice President of Business Development for Asia Pacific for Applix, Inc.  Prior to that, he was the Chief Financial Officer for Symbol Technologies, Inc. and Broadcade Communications for Asia Pacific.  Additionally, Mr. Acres has more than 11 years experience with various divisions of IBM, including assignments in Thailand and China as the Chief Financial Officer of IBM Storage Products.  Mr. Acres has spent 8 of the last 10 years in various organizations with responsibility throughout the Asia region and has extensive experience in both business and financial activities.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

The graph below sets forth a comparison of the cumulative shareholder return of the Company’s common stock over the last five fiscal years with the cumulative total return over the same periods for the Nasdaq Stock Market (U.S. and Foreign Companies) Index and the Nasdaq Electronic Components Index.  The graph compares the cumulative total return of the Company’s common stock as of the end of each of the Company’s last five fiscal years on $100 invested as of September 27, 2003, assuming the reinvestment of all dividends:

	2003	2004	2005	2006	2007	2008
Innovex, Inc.	$100.00	$40.90	$42.71	$20.90	$12.46	$2.81
Nasdaq Electronic Components	100.00	87.71	93.68	95.84	124.24	90.01
Nasdaq Stock Market	100.00	108.55	121.29	128.27	154.45	125.77

Common Stock Information

Our common stock is traded on the Pink Sheets system of the Pink OTC Markets Inc. under the symbol "INVX.PK". As of September 27, 2008, there were 19,418,799 shares of common stock outstanding, held by approximately 411 shareholders of record.

Price Range of Common Stock

        The table below sets forth the high and low sale prices of our Common Stock as reported on the Nasdaq National Market from October 1, 2007 through to August 1, 2008 and the Pink Sheets system from August 6, 2008 through to September 27, 2008.

	2008		2007
	High	Low	High	Low
First Quarter	$1.25	$0.57	$2.54	$1.70
Second Quarter	0.98	0.16	2.40	1.74
Third Quarter	0.84	0.20	1.91	1.33
Fourth Quarter	0.71	0.20	1.57	0.82

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information regarding our equity compensation plans in effect as of September 27, 2008.  Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders:	1,638,175	$2.29	1,210,076
Equity compensation plans not approved by stockholders:	—	—	—

Total	1,638,175	$2.29	1,210,076
(1) Excludes shares of stock listed in first column.

The equity compensation plans approved by our shareholders are the 1987 Employee Stock Option Plan, 1994 Stock Option Plan, and the 2000 Restricted Stock Plan.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended September 27, 2008. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report.

	For the Years Ended
	September 27 2008	September 29, 2007	September 30, 2006	October 1, 2005	October 2, 2004
(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$71,039	$87,844	$173,144	$200,247	$155,946
Cost of sales	80,113	90,531	154,353	185,285	137,976

Gross profit (loss)	(9,074)	(2,687)	18,791	14,962	17,970
Operating expenses:
Selling, general, administrative and Royalty	9,263	12,320	15,994	16,165	17,781
Engineering	2,472	3,448	5,144	6,970	6,613
Restructuring and goodwill impairment	3,827	9,857	14,768	2,771	14,789
Net (gain) loss on sale of assets	(125)	1,266	(2,890)	745	(32)

Total operating expenses	15,437	26,891	33,016	26,651	39,151

Loss from operations	(24,511)	(29,578)	(14,225)	(11,689)	(21,181)
Interest and other expense	(3,472)	(2,558)	(2,736)	(438)	(367)

Loss before provision for income taxes	(27,983)	(32,136)	(16,961)	(12,127)	(21,548)
Benefit (provision) for income taxes	(18)	(11)	(9)	(12,860)	4,052

Net loss	$(28,001)	$(32,147)	$(16,970)	$(24,987)	$(17,496)

Net loss per share
Basic	$(1.44)	$(1.66)	$(0.88)	$(1.30)	$(0.92)
Diluted	$(1.44)	$(1.66)	$(0.88)	$(1.30)	$(0.92)

	For the Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006	October 1, 2005	October 2, 2004
(In thousands)
Consolidated Balance Sheet Data:
Total assets	$69,157	$79,360	$94,167	$137,826	$129,747
Long-term debt, less current maturities	18,970	15,549	19,800	27,818	11,022
Stockholders' equity (deficit)	(13,801)	13,928	45,509	61,377	87,082

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

Overview

        We are a worldwide provider of flexible circuit interconnect solutions to original equipment manufacturers ("OEMs"), in the electronics industry. We offer a full range of customized flexible circuit applications and services from initial design, development and prototype to fabrication, assembly and test on a global basis. We target high volume markets where miniaturization, form and weight are driving factors and flexible circuits are an enabling technology. Applications for flexible circuits currently addressed by us include data storage devices such as hard disk drives ("HDDs"), flat panel displays (“FPD”) including liquid crystal displays ("LCDs") for mobile communication devices, tape drives and printers. Our customers include Entorian, Hitachi, HP, TPO, Quantum, SAE Magnetics (a subsidiary of TDK), Samsung, Seagate, StorageTek, Western Digital and other leading electronic OEMs.

Net Sales and Revenue Recognition

        We manufacture flexible circuits and perform certain additional assembly and test functions on these flexible circuits based on customer specifications. We sell our products direct throughout the world, primarily in North America, Europe and the Pacific Rim countries. We use non-exclusive sales representatives to augment our direct sales efforts, with sales through distributors represented 13% of our total net sales for fiscal 2008 and less than 3% of net sales for fiscal years 2007 and 2006. We recognize revenue from the sale of our products upon shipment or delivery of our product to our customers, depending on the customer agreement or shipping terms. We store some inventory in third party owned warehouses that are located close to customers' manufacturing facilities. Sales from third party warehouses are recognized upon the transfer of title and risk of loss, following the customer's acknowledgment of the receipt of the goods.

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

        Selling, general, administrative and royalty expenses primarily consist of:

• salaries and related selling (commissions, travel, business development and program management), administrative, finance, regulatory, information services and executive personnel expenses;
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

Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand location as the Flex Suspension Assembly product reached its end of life during the fiscal 2008 second quarter.  On January 16, 2006, we announced a plan to transfer our high volume manufacturing operations from Litchfield, Minnesota to Thailand.  On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007.  Concurrently, we also planned to accelerate the end of life production of flexible circuit laminate material at our Eastlake, Ohio facility and reduce indirect labor and general and administrative expenses at our other U.S. and Thailand locations.  In the third quarter of fiscal 2004, we announced the planned closure of our Maple Plain, Minnesota facility and the plan to discontinue the support of the FSA attachment process once all program qualifications at that time reached their end of life.

Results of Operations

        The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Years Ended,
	September 27, 2008	September 29, 2007	September 30, 2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	112.8	103.1	89.1
Gross profit (loss)	(12.8)	(3.1)	10.9
Operating expenses:
Selling, general, administrative and royalty	13.0	14.0	9.3
Engineering	3.5	3.9	3.0
Restructuring and asset impairment	5.4	11.2	8.5
Net (gain) loss on sale of assets	(0.2)	1.5	(1.7)
Total operating expenses	21.7	30.6	19.1

Loss from operations	(34.5)	(33.7)	(8.2)
Net interest and other expense	(4.9)	(2.9)	(1.6)

Loss before provision for income taxes	(39.4)	(36.6)	(9.8)
Benefit (provision) for income taxes	(0.0)	(0.0)	(0.0)

Net loss	(39.4)%	(36.6)%	(9.8)%

Comparison of the Fiscal Years Ended September 27, 2008 and September 29, 2007

Net Sales

Our net sales were $71.0 million for the year ended September 27, 2008, compared to $87.8 million for the year ended September 29, 2007, a decrease of 19%.  This decrease primarily reflects lower flex suspension assembly (FSA) revenue, with a smaller decrease in actuator flex circuit (AFC) revenue.  The decline in FSA revenue from $43 million to $9 million in fiscal 2008 reflects the completion of our FSA customer’s transition to their next generation of desktop disk drive products which uses an alternative technology.  Fiscal 2008 FPD revenue of $31 million increased significantly from $10 million in fiscal 2007 related to many new generation programs entering production at our largest FPD customer.  These new FPD programs began ramping during the fourth quarter of fiscal 2007 with new programs continuing to come on line during the fiscal year 2008.  AFC revenue decreased by $3 million  to $27 million in fiscal 2008, driven by first quarter production issues reducing our product allocation at a significant customer and the delay in the expected production ramp up for our new AFC  customer until the fiscal 2008 fourth quarter.

FPD application net sales generated 44% of our net sales for fiscal 2008, compared to 11% for fiscal 2007. Sales of AFC’s to the disk drive industry were 38% of our net sales in fiscal 2008, compared to 35% in fiscal 2007.  FSA sales to the disk drive industry were 12% of net sales, compared to 49% and sales from integrated circuit packaging, network system application and other industry applications were 6% compared to 5% for the fiscal years ended September 27, 2008 and September 29, 2007, respectively.

Gross Profit (Loss)

            Our gross loss was $9.1 million for the fiscal year ended September 27, 2008 compared to $2.7 million for the fiscal year ended September 29, 2007. Our gross margin for the fiscal year ended September 27, 2008 decreased to (13%), compared to (3%) for the fiscal year ended September 29, 2007. The decrease in gross profit and gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and short-term incremental costs incurred while addressing operating issues related to new product ramp ups and the introduction of a new material set. Spending levels were lower as a result of cost reductions related to the transfer of operations from the U.S. facilities to our Thailand facilities, but not low enough to offset the impact of the lower revenue.

Selling, General, Administrative and Royalty

            Selling, general, administrative and royalty expenses for the fiscal year ended September 27, 2008 were $9.3 million, a decrease of 25% from $12.3 million for the fiscal year ended September 29, 2007. As a percentage of net sales, selling, general, administrative and royalty expenses were 13% in fiscal 2008 and 14% for fiscal 2007. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions and a $500,000 reduction in royalty expense related to the reduction in FSA revenue. The decrease as a percentage of net sales from the prior year primarily also reflects the lower payroll expenses.

Engineering

Engineering expenses for the fiscal year ended September 27, 2008 were $2.5 million, compared to $3.4 million for the fiscal year ended September 29, 2007, a decrease of 26%. The decrease in engineering expenses in fiscal 2008 was primarily the result of transferring engineering positions to our lower salary base Thailand facility related to our U.S. facility closures. As a percentage of net sales, engineering expenses were 3.5% of sales in fiscal 2008 and 3.9% in fiscal 2007.

Restructuring and Goodwill Impairment

Corporate office restructuring

On October 1, 2007, we announced a plan to relocate some of our our corporate functions to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter.  The restructuring was triggered by the previous move of our manufacturing operations to Thailand and the presence of our banking sources and many of our customers and suppliers in Asia.  In addition, incremental cost reductions are required for us to return to profitability.

While several actions related to the restructuring plan remain open, all of the expected savings have been realized as of September 27, 2008.  The actions resulted in annual operating expense reductions of approximately $6.5 million based on a comparison of the fiscal 2008 fourth quarter selling, general and administrative spending and Korat plant spending adjusted for unusual expenses to the fixed cost structure in place during the fiscal 2007 fourth quarter.  Approximately $6.2 million of the annualized savings will have a positive impact on cash flow.  These cash related savings are comprised of $4.2 million related to compensation reductions and $2.0 million related to other spending.  The $0.3 million remaining savings are depreciation related and have no impact on cash flow.

Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter.  The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility.  The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature.  Total cash related restructuring charges excluding asset impairments of approximately $3.7 million are expected related to the plan.  The $3.7 million is comprised of $3.1 million for one-time termination benefits and $0.6 million related to moving and closing costs associated with transferring some of the corporate functions to Thailand and transferring equipment from Korat, Thailand to Lamphun, Thailand. Restructuring charges of $3.2 million related to the transferring of some of the corporate functions and Korat restructuring were recorded in fiscal 2008. These charges were comprised of $3.0 million one time termination benefits and $200,000 for moving and closing costs.  Total restructuring charges related to the corporate office restructuring through September 27, 2008 were $3.6 million.  These charges were comprised of $3.0 million for one time termination benefits, $200,000 for moving and closing costs and $400,000 of asset impairment charges.  Most of the remaining anticipated expenditures related to the plan of approximately $500,000 are expected to be incurred prior to the end of the fiscal 2009 second quarter.

The restructuring plan called for the elimination of 594 positions in the U.S. and Thailand consisting of 466 direct labor positions, 97 indirect labor production support positions and 31 administrative positions.  As of September 27, 2008, all of these positions have been eliminated.

Litchfield and Eastlake restructuring

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

While several action items related to the expanded restructuring plan remain open, all of the expected savings were realized as of September 29, 2007.  Asset impairment charges totaling $10.1 million related to the expanded restructuring plan were recorded in fiscal 2006. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  The fair value of the Litchfield facility impairment was determined from an independent appraisal performed by Ruhland Commercial Consultants, Ltd.  The fair value of the equipment located at the facilities was determined from appraisals performed by Asset Reliance International, LLC. Assets that were not transferred to Lamphun, Thailand were sold or disposed.  A $900,000 loss on the sale of assets was recorded during the fiscal 2007 third quarter as the remaining assets were sold.

Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility was substantially completed by the end of March 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.3 million.  The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility.

Total cash related restructuring charges excluding asset impairments of approximately $8.8 million are expected for the Litchfield and Eastlake restructuring.  The $8.8 million is comprised of $3.3 million for one-time termination benefits and $5.5 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained.  Restructuring charges of $600,000 related to the Litchfield and Eastlake restructuring were recorded in fiscal 2008.  Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges through September 27, 2008 were $8.2 million.  These charges were comprised of $3.3 million for one time termination benefits, $3.9 million for moving and closing costs and $1.0 million contract termination costs related to the Eastlake facility lease.  Remaining expenditures of approximately $600,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We have determined goodwill relates to one reporting unit for purposes of impairment testing.  Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. Based on our analysis which included the consideration of our stock price and operating losses generated in the past three years, we considered our goodwill to be impaired and wrote it down from its recorded value of $3 million to a value of $-0- as of September 29, 2007.

Net (Gain) Loss on the Sale of Assets

Net gain or loss on sale of assets for fiscal 2008 was a gain of $125,000 compared to a loss of $1.3 million for fiscal 2007.  The change was a result of the loss generated in fiscal 2007 on the sale or disposal of the remaining U.S equipment that was not transferred to Thailand while fiscal 2008 included a gain from the sale of several assets.

Net Interest and Other Expense

Net interest expense was $3.1 million in the fiscal year ended September 27, 2008, compared to $2.3 million for the fiscal year ended September 29, 2007, an increase of 35%.  The increase is the result of higher average levels of debt outstanding during fiscal 2008 and increase in interest rates for a portion of the year.  Net other expense was $418,000 in the fiscal year ended September 27, 2008 as compared to $212,000 in the fiscal year ended September 29, 2007.  The change was a result of larger losses on foreign currency transactions occurring in fiscal 2008.

Income Taxes

Income tax expense for the fiscal year ended September 27, 2008 was $17,000, compared to $11,000 for the fiscal year ended September 29, 2007.  The tax expense for fiscal 2008 and 2007 related to state tax payments.  No tax benefit was recorded for fiscal 2008 or 2007 as the deferred tax valuation allowance was increased to offset the tax benefit generated during that period.

Comparison of the Fiscal Years Ended September 29, 2007 and September 30, 2006

Net Sales

Our net sales were $87.8 million for the year ended September 29, 2007, compared to $173.1 million for the year ended September 30, 2006, a decrease of 49%.  This decrease primarily reflects lower FSA and FPD revenue, with a smaller decrease in AFC revenue.  The decline in FSA revenue from $100 million to $43 million in fiscal 2007 reflects our FSA customer’s transition to their next generation of desktop disk drive products which uses an alternative technology.  Fiscal 2007 FPD revenue of $10 million was down from $24 million in fiscal 2006 related to our largest FPD customer experiencing lower demand from their customers and slower than expected new program transitions.  New FPD programs did not begin a significant ramp up until the fourth quarter of fiscal 2007.  AFC revenue decreased to $30 million in fiscal 2007, driven by a program transition gap in the fiscal 2007 second and third quarters as we experienced delays at one customer in qualifying on their next generation disk drive programs which were ramping to volume production.

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

Restructuring and Goodwill Impairment

Corporate office relocation

As discussed above, on October 1, 2007, we announced a plan to relocate our corporate offices to Thailand and discontinue manufacturing activity at our Korat, Thailand facilities as the FSA product reaches its end of life by the end of the fiscal 2008 second quarter.  Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter.  Restructuring charges of $3.2 million related to the corporate office and Korat restructuring were recorded in fiscal 2008. These charges were comprised of $3.0 million one time termination benefits and $200,000 for moving and closing costs.  Restructuring charges of $43,000 for severance related to the plan were recorded in fiscal 2007.

Litchfield and Eastlake restructuring

As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities.  On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility. Asset impairment charges totaling $10.1 million related to the expanded restructuring plan were recorded in fiscal 2006. A $900,000 loss on the sale of assets was recorded during the fiscal 2007 third quarter as the remaining assets were sold.  Restructuring charges of $5.6 million related to the Litchfield and Eastlake restructuring were recorded in fiscal 2007.  These charges were comprised of $2.4 million for one time termination benefits and $3.2 million for moving and closing costs.

Maple Plain restructuring

In fiscal 2004, in order to reduce our cost structure, we closed our Maple Plain facility and consolidated its operations with our Lamphun, Thailand facility. In addition, we planned to discontinue supporting the FSA attachment process in order to utilize our resources in other growth areas.

As of September 29, 2007, all of the actions and related charges under the plan were completed and all of the expected savings were realized.  The actions resulted in an annual operating expense reduction of approximately $9.1 million based on a comparison of the fiscal 2007 fourth quarter spending to the fixed cost structure in place on June 30, 2004.  Approximately $5.3 million of the annualized savings had a positive impact on cash flow.  These cash related savings were comprised of $1.9 million related to compensation reductions and $3.4 million related to other spending.  The $3.8 million remaining savings were depreciation related and had no impact on cash flow.  The impact of these reductions in our fixed cost basis was not been evident in our operating results as a result of concurrent reductions in revenue.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We have determined goodwill relates to one reporting unit for purposes of impairment testing.  Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. Based on our analysis which included the consideration of our stock price and operating losses generated in the past three years, we considered our goodwill to be impaired and wrote it down from its recorded value of $3 million to a value of $-0- as of September 29, 2007.

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

• Goodwill. We have determined goodwill relates to one reporting unit for purposes of impairment testing.  Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. Based on our analysis which included the consideration of our stock price and operating losses generated in the past three years, we considered our goodwill to be impaired and wrote it down from its recorded value of $3 million to a value of $-0- as of September 29, 2007.

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

Liquidity and Capital Resources

        We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $6.5 million at September 27, 2008 and $10.5 million at September 29, 2007.

Net cash used in operating activities was $8.9 million in the fiscal year ended September 27, 2008.  For fiscal 2008, net cash used in operating activities was the result of the net loss for the period and the increase in accounts receivable more than offsetting non-cash charges and increases in accounts payable and decreases in inventory and an increase in other current liabilities.  In the fiscal 2008 fourth quarter as compared to the fiscal 2007 fourth quarter, accounts receivable increased as a result of customer mix shift from our FSA to FPD customer which had longer payment terms.  Accounts payable increased related to improved vendor terms and a change in the vendor mix driven by the change in customer mix.  Other liabilities increased related to an increase in foreign exchange forward contract accrued liability and an increase in accrued audit fees.  Inventory decreased in line with the lower revenue and lower capacity utilization.

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

Net cash used in investing activities was $3.1 million in the fiscal year ended September 27, 2008, compared to net cash provided by investing activities of $8,000 in fiscal 2007 and net cash used in investing activities of $2.8 million in fiscal 2006.  In fiscal 2008, net cash used in investing activities was attributed to capital spending related to process improvements at our Thailand facility. In fiscal 2007, net cash provided by investing activities was attributed to the $4.8 million proceeds from the sale of the U.S. based assets including the Maple Plain facility more than offsetting the capital spending related to process improvements at our Thailand facility.  In fiscal 2006, net cash used in investing activities was attributed to capital spending of $8.1 million related to the expansion of our Thailand facility and increases in our Thailand panel processing capability offset partially by the $5 million proceeds from the sale of our etched metal business, facility and related equipment.

Net cash provided by financing activities was $8.1 million in fiscal 2008, compared to $18.2 million in fiscal 2007 and net cash used in financing activities of $18.4 million in fiscal 2006. Fiscal 2008 net cash provided by financing activities was the result of $12.2 million borrowed under our short-term Thailand credit facilities and a $1.5 million draw down under our long term Thailand credit facilities and a $400,000 increase in the U.S. dollar foreign exchange valuation of the Thailand baht denominated debt partially offset by the $6 million scheduled debt payments on our existing Thailand debt facilities and US based debt.

Fiscal 2007 net cash provided by financing activities was the result of the $20.4 million borrowed under our short-term Thailand packing credit facilities and a $9.0 million draw down under our new long term Thailand credit facilities and a $2.5 million increase in the U.S. dollar foreign exchange valuation of the Thailand baht denominated debt partially offset by the $4 million pay down of the US facility from the Maple Plain facility sale proceeds and $9.7 million scheduled debt payments on our existing Thailand debt facilities and US based debt and capital leases.

Fiscal 2006 net cash used in financing activities was primarily related to the $13.9 million pay down of the balance outstanding on our short-term Thailand revolving packing credit facility made possible by the cash provided by operations, offset by normally scheduled debt payments and a principal payment of $1.5 million made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business.

In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provided for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date.  We drew down approximately $9.5 million under this new credit facility in fiscal 2007 and $1.6 million in the fiscal 2008 first and second quarters.  In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks.  The Second Credit Facilities Agreement was comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of September 27, 2008, we had approximately $21.9 million outstanding under our long-term Thailand credit facilities and a $32.7 million outstanding balance under our packing and short-term Thailand credit facilities. Total unused availability as of September 27, 2008 was approximately $2.5 million under our packing credit and short-term working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.  As of September 27, 2008, we were in compliance with all covenants under our Thailand credit facilities.

In June 2008, we completed the restructuring of our long-term debt facility with the Thai lenders.  As part of the restructuring, the debt repayment schedules were modified resulting in a $6.0 million reduction in repayments required to be made in the remainder of the fiscal 2008 and a $9.0 million reduction in payments required to be made in fiscal 2009.  In addition, the undrawn portion available under the Third Credit Facilities Agreement of 600 million baht was cancelled as part of the bank restructuring.  No gain or loss was recorded as a result of the restructuring because it was determined by the Company to be a modification under EITF-96-19.

In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility.  As of September 27, 2008, $568,000 was outstanding under our US Federal credit facility. While the note is due February 1, 2010, the final payment is scheduled to be made during the fourth quarter of fiscal 2009 as a result of the prepayments. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

We believe our ability to continue as a going concern depends upon our ability to obtain additional financing, our success in securing new customers and increasing sales to existing customers, as well as our ability to improving our liquidity, whether through cash generated by operations or through incurring additional debt or the issuance of debt or equity. We are considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage our assets. Our financing needs and the financing alternatives available to us are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for our products, our ability to meet our loan covenant requirements and cash flow from operations. Our ability to repay debt and interest depends on our ability to increase sales and our ability to generate cash flow from operations. If we do not generate sufficient cash flow from our operations, our ability to make required payments on our debt will be impaired and may result in payment or covenant defaults, acceleration of our indebtedness, seizure by the banks of assets that secure our indebtedness, loss of control of our business or bankruptcy.

Contractual Obligations

    The table below discloses a summary of the Company’s specified contractual obligations at September 27, 2008 (in thousands):

	Under 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Long-term Debt Obligations (1)	$3,538	$11,167	$7,803	$—	$22,529
Operating Leases	348	640	203	26	1,217
Purchase orders	836	—	—	—	836

Total	$4,743	$11,806	$8,007	$26	$24,582

(1) Includes interest at fixed rate of 7% on a portion of the debt and excludes interest on all debt with variable interest rates.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) would change the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the provisions of FASB 161 to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SFAS 157 will have a material impact on its results of operations or financial condition.

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

Forward Looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are “forward-looking statements” that involve risks and uncertainties. These risks and uncertainties include: AFC and FPD revenue may not increase enough to offset decreases in our FSA revenue, any interruption in the operations of the Company’s single source suppliers or any failure of any of the Company’s single source suppliers to timely deliver an adequate supply of components, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers’ market share, impact of restructuring charges, changes in manufacturing efficiencies, continued cash availability under our credit facilities, fluctuations in foreign currency rates and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 27, 2008. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored.  At September 27, 2008, we had an open forward exchange contract to buy Thailand baht maturing December 4, 2008 with a notional amount of 230 million baht and a US equivalent of approximately $6.8 million.  No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Innovex, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Innovex, Inc. and subsidiaries (the Company) as of September 27, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period then ended. In connection with our audit of the financial statements, we have also audited the accompanying Schedule II Valuation and Qualifying Accounts for the period ended September 27, 2008.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovex, Inc. at September 27, 2008, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note N to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, has not provided operating cash flow and has a  net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note N.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO SEIDMAN LLP

Milwaukee, Wisconsin
December 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Innovex, Inc.

We have audited the accompanying consolidated balance sheet of Innovex, Inc. and subsidiaries (the Company) as of September 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 29, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovex, Inc. and subsidiaries as of September 29, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

As stated in Note N, “Liquidity”, of the consolidated financial statements, the Company has suffered recurring losses from operations and has historically financed its operations through cash from operating activities and bank credit facilities.  The Company’s financing alternatives are also described in Note N.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  The information for each of the two years in the period ended September 29, 2007 in this schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
December 12, 2007

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	September 27, 2008	September 29, 2007
ASSETS
Current assets:
Cash and equivalents	$6,531,588	$10,453,803
Accounts receivable, less allowance for doubtful accounts of $190,000 (2007—$217,000)	14,345,259	13,742,477
Inventories	9,999,019	11,055,082
Spare Parts	745,193	801,048
Other current assets	1,130,848	1,659,151

Total current assets	32,751,907	37,711,561
Property, plant and equipment—at cost:
Land and land improvements	2,524,093	2,610,132
Buildings and leasehold improvements	22,102,689	21,981,057
Machinery and equipment	65,999,108	63,052,207
Office furniture and fixtures	410,875	410,875

	91,036.765	88,054,271
Less accumulated depreciation and amortization	56,599,372	49,239,311

Net property, plant and equipment	34,437,393	38,814,960
Assets held for sale	1,927,318	2,058,308
Other long term assets	40,173	775,593

Total assets	$69,156,791	$79,360,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$3,537,803	$11,049,170
Line of credit	32,665,016	20,433,958
Accounts payable	23,306,317	14,865,174
Accrued compensation	1,786,275	1,805,567
Other accrued liabilities	2,692,488	1,729,392

Total current liabilities	63,987,899	49,883,261
Long-term debt, less current maturities	18,969,934	15,548,964
Commitments and contingencies	—	—
Stockholders' equity (deficit):
Common stock, $.04 par value; 30,000,000 shares authorized, 19,418,799 shares issued and outstanding (2007—19,407,966)	776,752	776,319
Capital in excess of par value	61,980,333	61,709,491
Retained earnings (Accumulated deficit)	(76,558,127)	(48,557,613)

Total stockholders' equity (deficit)	(13,801,042)	13,928,197

Total liabilities and stockholders' equity (deficit)	$69,156,791	$79,360,422

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	September 27, 2008	September 29, 2007	September 30, 2006
Net sales	$71,039,009	$87,844,120	$173,144,366
Costs and expenses:
Cost of sales	80,112,836	90,531,067	154,352,811
Selling, general and administrative	9,135,417	11,694,057	14,561,420
Royalty expense to equity investee	127,876	625,699	1,432,716
Engineering	2,471,550	3,447,821	5,144,156
Restructuring and goodwill impairment charges	3,826,826	9,857,179	14,768,293
Net (gain) loss on sale of assets	(124,976)	1,266,195	(2,890,314)
Interest expense	3,179,589	2,564,764	2,274,985
Interest income	(125,186)	(219,007)	(127,759)
Other (income) expense, net	418,228	212,267	589,151

	99,022,160	119,980,042	190,105,459

Loss before provision for income taxes	(27,983,151)	(32,135,922)	(16,961,093)
Benefit (provision) for income taxes	(17,363)	(10,838)	(8,916)

Net loss	$(28,000,514)	$(32,146,760)	$(16,970,009)

Net loss per share:
Basic	$(1.44)	$(1.66)	$(0.88)

Diluted	$(1.44)	$(1.66)	$(0.88)

Weighted average shares outstanding:
Basic	19,408,974	19,389,169	19,299,705

Diluted	19,408,974	19,389,169	19,299,705

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended September 27, 2008, September 29, 2007 and September 30, 2006

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance at October 2, 2005	768,854	60,048,522	559,156	61,376,532
Shares issued through exercise of stock options	5,489	372,084	—	377,573
Stock based compensation expense	—	670,635	—	670,635
Shares issued through employee stock purchase plan	879	53,194	—	54,073
Net loss	—	—	(16,970,009)	(16,970,009)

Balance at September 30, 2006	775,222	61,144,435	(16,410,853)	45,508,804
Shares issued through exercise of stock options	193	2,525	—	2,718
Stock based compensation expense	—	529,397	—	529,397
Shares issued through employee stock purchase plan	904	33,134	—	34,038
Net loss	—	—	(32,146,760)	(32,146,760)

Balance at September 29, 2007	$776,319	$61,709,491	$(48,557,613)	$13,928,197
Shares issued through vesting of restricted shares	133	(133)	—	—
Stock based compensation expense	—	268,632	—	268,632
Shares issued through employee stock purchase plan	300	2,343	—	2,643
Net loss	—	—	(28,000,514)	(28,000,514)

Balance at September 27, 2008	$776,752	$61,980,333	$(76,558,127)	$(13,801,042)

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(28,000,514)	$(32,146,760)	$(16,970,009)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,729,116	8,259,393	10,321,059
Asset impairment changes	—	4,159,296	11,183,087
Stock based compensation	268,632	529,397	670,634
Other non-cash items	(70,974)	1,266,195	(3,312,583)
Changes in operating assets and liabilities:
Accounts receivable, net	(602,782)	408,928	18,434,102
Inventories	1,056,063	954,206	5,279,291
Income taxes	4,050	—	—
Other current assets	584,158	84,727	(1,231,299)
Other long-term assets	727,193	301,092	2,676,852
Accounts payable	8,441,143	(859,369)	(7,254,612)
Other current and long-term liabilities	939,754	(553,963)	(1,661,097)

Net cash provided (used in) operating activities	(8,924,161)	(17,596,858)	18,135,425
Cash Flows From Investing Activities:
Capital expenditures	(3,267,133)	(4,738,287)	(8,124,748)
Proceeds from sale of assets	125,775	4,746,037	5,337,954

Net cash provided by (used in) investing activities	(3,141,358)	7,750	(2,786,794)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(6,035,438)	(13,734,851)	(7,807,809)
Net (payments) proceeds on line of credit	12,231,058	20,433,958	(13,881,178)
Issuance of long-term debt	1,945,041	11,488,003	2,813,645
Proceeds from exercise of stock options	—	2,718	377,573
Proceeds from employee stock purchase plans	2,643	34,038	54,073

Net cash provided by (used in) financing activities	8,143,304	18,223,866	(18,443,696)

Increase (decrease) in cash and equivalents	(3,922,215)	634,758	(3,095,065)
Cash and equivalents at beginning of year	10,453,803	9,819,045	12,914,110

Cash and equivalents at end of year	$6,531,588	$10,453,803	$9,819,045

Supplemental Disclosures:

Cash paid for interest was approximately $2,991,000; $2,661,000; and $2,306,000 in 2008, 2007 and 2006.

Income tax payments were approximately $13,000; $11,000; and $20,000 in 2008, 2007 and 2006.

See accompanying notes to consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2008, September 29, 2007 and September 30, 2006

Note A.—Summary of Significant Accounting Policies

        Innovex, Inc. and Subsidiaries (the "Company") is a diversified manufacturer of electrical components for the computer, data storage, consumer, medical, telecommunications and other electronic industries. Substantially all of the Company's revenues, operating profits and assets relate to one operating segment involved in the manufacture of flexible circuit interconnects. Company customers are located throughout the United States, Europe and the Pacific Rim. The Company has manufacturing facilities in Lamphun, Thailand.  The Company operates in one business segment.

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

        Principles of Consolidation and Fiscal Year—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

       The Company utilizes a fiscal year that ends on the Saturday nearest to September 30 which results in a 52 or 53 week year rather than a twelve-month fiscal year. The Company’s actual fiscal quarters end on the Saturday closest to the end of the calendar quarter.  Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 included 52 weeks of operations.

        Foreign Currency Translation—The Company uses the United States dollar as its functional currency for its subsidiary in Thailand. Re-measurement gains and losses, resulting from the process of re-measuring the foreign currency denominated assets and liabilities of these foreign subsidiaries into U.S. dollars, are included in operations.

        Foreign Exchange Instruments—The Company enters into short-term forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily relating to nonfunctional currency monetary assets and liabilities. The forward exchange contracts generally require the Company to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at the inception of the contracts. The contracts are not designated as hedges, therefore, the gains and losses on foreign currency exchange contracts are included in other income (expense). The Company does not enter into forward exchange contracts for trading purposes.  The Company carries these contracts on the balance sheet at fair value, determined by reference to quoted market prices.

        Cash and Cash Equivalents—The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 27 2008 and September 29, 2007.  Cash of approximately $636,000 and $8.3 million was on deposit in foreign financial institutions at September 27, 2008 and September 29, 2007 respectively. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

        Net Income (Loss) Per Share—The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents related to stock options, when dilutive. Options to purchase 1,521,315, 1,976,815 and 1,416,536 shares of common stock were outstanding during 2008, 2007 and 2006, but were excluded from the computation of common share equivalents because they were antidilutive.

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

For all sales, a binding purchase order is used as evidence of an arrangement.  The Company also stores inventory in warehouses (JIT hubs – third party owned warehouses) that are located close to the customer's manufacturing facilities.  Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods..

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

        Income Taxes—The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. The Company establishes a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realizable. Changes in enacted tax rates are reflected in the tax provision as they occur. The Company adopted Financial Accounting Standards Board Interpretation No. 48 in Fiscal 2008 and it did not have an impact on the financial statements.

Comprehensive Income—Comprehensive income equaled net income for the fiscal year ended September 27, 2008, September 29, 2007 and September 30, 2006.

Stock Based Compensation—Statement of Financial Accounting Standard  No. 123R, “Share Based Payment” (“SFAS 123R”), requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.  The Company recorded $269,000, $529,000 and $671,000 of related compensation expense in fiscal years 2008, 2007 and 2006.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The compensation expense increased both basic and diluted net loss per share by $0.01, $0.03 and $0.03 for fiscal years 2008, 2007 and 2006, respectively.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted in 2008, 2007 and 2006 were $0.34, $0.85 and $1.17, respectively. The total intrinsic value of options exercised during the years ended September 27, 2008, September 29, 2007 and September 30, 2006, was $2,000; $6,000, and $366,000, respectively. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company uses its actual forfeiture rate.

	2008	2007	2006
Risk-free interest rate	2.6%	4.5%	4.3%
Expected volatility	104%	50%	48%
Expected life (in years)	2.9	3.0	3.0
Dividend yield	—	—	—

New Pronouncements— In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) would change the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the provisions of FASB 161 to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SFAS 157 will have a material impact on its results of operations or financial condition.  The FASB approved the issuance of FASB Staff Position of 157-2, which defers the effective date of SFAS 157 until Fiscal Years beginning after November 15, 2008 for non-financial assets and non-financial liabilities.

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

Note B.—Inventories

        Inventories are comprised of the following in thousands:

	September 27, 2008	September 29, 2007
Raw materials and purchased parts	$5,569	$4,549
Work-in-process and finished goods	4,430	6,506
	$9,999	$11,055

Note C.—Line of Credit and Long-Term Debt

In December 2006, the Company entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded its existing credit facilities with these banks. The new Third Credit Facilities Agreement provided for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date.  The Company drew down approximately $9.5 million under this new credit facility during fiscal 2007 and $1.6 million in the fiscal 2008 first and second quarters.  In June 2004, the Company entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks.  The Second Credit Facilities Agreement was comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand credit facilities are secured by certain receivables, inventory and assets held by the Company in Thailand with a book value of $52.5 million at September 27, 2008.   As of September 27, 2008, the Company had approximately $21.9 million outstanding under its long-term Thailand credit facilities and a $32.7 million outstanding balance under the short-term Thailand credit facilities. Total unused availability as of September 27, 2008 was approximately $2.5 million under the short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

In June 2008, the Company completed the restructuring of its long-term debt facility with the Thai lenders.  As part of the restructuring, the debt repayment schedules were modified resulting in a $6.0 million reduction in repayments required to be made in the remainder of the fiscal 2008 and a $9.0 million reduction in payments required to be made in fiscal 2009.  In addition, the undrawn portion available under the Third Credit Facilities Agreement of 600 million baht was cancelled as part of the bank restructuring.  No gain or loss was recorded as a result of the restructuring because it was determined by the Company to be a modification under EITF-96-19.

Under the terms of the Thailand based credit facilities, any outstanding balance on the 400 and 660 million baht term loans had an interest rate of 6.5% at September 27, 2008.  The 400 and 660 million baht facilities bore interest at the one year fixed deposit rate plus 3% until June 2007 when they began bearing interest at the one year fixed deposit rate plus 3.5%.  The 600 million baht term loan had an interest rate of 6.5% at September 27, 2008. The 600 million baht loan bears an interest rate of 1% less than the BAY minimum loan rate (MLR) until December 2008 at which time the rate will be calculated as the MLR less 0.5%.  The packing credit bears interest at the BAY MLR less 1.75%, which was 5.75% for the tranches outstanding at September 27, 2008.  Funds are available under the packing credit facility on a revolving basis.   Amounts are drawn on the packing credit facility upon presentation of an open customer purchase order.  The amounts drawn on the packing credit facility mature within 180 days of the draw date. The working capital and overdraft facilities bear interest at the TMB and BAY minimum overdraft rate (“MOR”), 8.0% at September 27, 2008.  The Company is required to maintain certain financial ratios and meet certain net worth levels.  The Company was in compliance with all covenants as of September 27, 2008.  As of September 29, 2007, the 400 and 660 million baht term loans had interest rates of 5.7813% and 5.8125%, respectively and the 600 million baht facility had an interest rate of 6.1225%.

In January 2005, the Company entered into a financing agreement with US Federal Credit Union under which the Company borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005 for a total of $7.1 million. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of the Company’s etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility.  As of September 27, 2008, $568,000 was outstanding under the US Federal credit facility. While the note is due February 1, 2010 with principal amounts under the arrangement bearing interest at a rate of 7% per annum, the final payment will be made during the fourth quarter of fiscal 2009 as a result of the prepayments. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by the Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.
Long-term obligations consist of the following:

(in thousands of U.S dollar equivalents)	September 27, 2008	September 29, 2007
Thailand BAY and TMB facilities:
400 million baht term loan	$4,711	$6,712
660 million baht term loan	6,184	9,339
600 million baht term loan	11,045	9,467

U.S. based facilities:
US Federal Credit Union	568	1,080

	22,508	26,598
Less current portion	3,538	11,049

	$18,970	$15,549

At September 27, 2008, the outstanding balance was $30.0 million under the packing credit facility and $2.7 million under the working capital line while there was no outstanding balance under the overdraft facility.  At September 29, 2007, the outstanding balance was $20.4 million under the packing credit facility while there were no outstanding balances under the working capital and overdraft facilities.

        Aggregate maturities of long-term debt including capitalized leases for the next five years are as follows (in thousands): 2009—$3,538; 2010—$4,700; 2011—$6,467; 2012—$7,803; and none thereafter.  The recorded value of long-term debt approximates fair market value.

Note D.—Stockholders' Equity

Stock Option Plans—

        The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise.  At September 27, 2008, the Company had 1,176,193 shares of common stock available for issuance under the plans.

Restricted Stock Plan—

        The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants generally vest over three to five years. At September 27, 2008, the Company had 33,883 shares of common stock available for issue under the plan.

   Transactions under the stock option and restricted stock plans during each of the three years in the period ending September 27, 2008 are summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Balance at October 2, 2005	2,097,158	6.99
Granted	574,850	3.11
Forfeited	(399,456)	5.88
Exercised	(136,575)	2.66

Balance at September 30, 2006	2,135,977	6.43
Granted	474,250	2.33
Forfeited	(627,445)	7.09
Exercised	(4,814)	0.56

Balance at September 29, 2007	1,977,968	5.25
Granted	1,194,125	0.50
Forfeited	(1,530,585)	4.72
Exercised	(3,333)	—

Balance at September 27, 2008	1,638,175	2.29

Options exercisable at:

	Number Exercisable	Weighted Average Exercise Price
September 30, 2006	1,064,527	$8.48
September 29, 2007	1,061,211	6.70
September 27, 2008	520,495	4.98

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.00 - $0.92	971,750	9.4 years	$0.42	$412,119	70,000	$0.53	$36,799
1.43 - 2.42	221,745	7.0 years	2.22	491,919	128,545	2.08	267,785
2.70 - 4.85	231,030	6.4 years	3.75	865,877	128,750	3.83	493,048
5.28 - 7.82	61,650	4.1 years	6.52	401,970	59,650	6.50	387,659
8.89 - 9.81	98,450	5.2 years	9.34	919,572	80,000	9.35	747,800
11.79 -13.09	53,550	1.4 years	12.32	659,666	53,550	12.32	659,666

	1,638,175			$3,751,123	520,495		$2,592,757

A summary of the status of the Company’s nonvested shares as of September 27, 2008, and changes during the year ended September 27, 2008, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2007	916,757	$1.37
Granted	1,194,125	0.34
Vested	(334,448)	0.80
Forfeited	(658,754)	0.98

Nonvested at September 27, 2008	1,117,680	$0.51

As of September 27, 2008, there was $355,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of shares vested during the years ended September 27, 2008, September 29, 2007, and September 30, 2006, was $269,000, $529,000, and $653,000, respectively.

Employee Stock Purchase Plan—

        The Company had an Employee Stock Purchase Plan (ESPP) which was available to eligible employees. Under terms of the plan, eligible employees designated from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. The plan was terminated at March 30, 2008. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Note E.—Income Taxes

        The effective income tax rates differed from the federal statutory income tax rate as follows for the years ended:

	September 27, 2008	September 29, 2007	September 30, 2006
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	—	—	—
Foreign operating income benefit	(5.7)	3.5	(7.3)
Change in valuation allowance	43.4	29.9	40.6
Adjustments to income tax provision accruals	(4.0)	—	—
Permanent differences	0.3	0.6	0.8

	—%	—%	0.1%

Components of the (benefit) provision for income taxes are as follows for the years ended (thousands of dollars):

	September 27, 2008	September 29, 2007	September 30, 2006
Current:
Federal	$—	$—	$—
Foreign	—	—	—
State	17	11	9

	17	11	9
Deferred	—	—	—

	$17	$11	$9

        Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The Company's deferred tax asset was reviewed for expected utilization using a "more likely than not" approach by assessing the available positive and negative evidence surrounding its recoverability. As a result of the Company’s net operating loss position, the Company’s valuation allowance changed by $13,094,000 and $10,381,000 for the period ended September 27, 2008 and September 29, 2007, respectively.  The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied. The net operating loss of $181,260,000 and tax credit carry-forwards of $1,786,000 expire at various dates from September 2018 through September 2028.

       The cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes are as follows at (thousands of dollars):

	September 27, 2008	September 29, 2007
Current deferred tax assets:
Inventories	$—	$35
Receivables	57	53
Other current assets	118	(55)
Compensation and benefits	8	41
Restructuring	119	225
Other accruals	262	105
Valuation allowances	(564)	(404)

	$—	$—

Long-term deferred tax assets (liabilities)—net:
Accelerated depreciation	$263	$345
Intangibles	2,176	3,016
Tax credit and NOL carryforwards	72,268	58,412
Valuation allowances	(74,707)	(61,773)

	$—	$—

Note F.—Derivative Instruments – Foreign Currency Transactions

The Company enters into forward exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption net other (income) expense.  Generally, these contracts have maturities of six months or less.  These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities.  The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges.  At September 27, 2008, the Company had an open forward exchange contract to buy Thailand baht maturing December 4, 2008 with a notional amount of 230 million baht which equates to approximately $6.8 million.

Foreign currency transaction gains or (losses) included in net other (income) expense (in thousands):

(in thousands)	September 27, 2008	September 29, 2007	September 30, 2006
Gain or (loss) from forward exchange contracts	$(97)	$2,775	$1,998
Other foreign currency gain or (loss)	(459)	(3,024)	(2,594)

Net gain or (loss) from foreign currency transactions	$(556)	$(249)	$(596)

Note G.—Retirement and Profit-Sharing Plans

        The Company sponsors a 401(k) retirement plan for all of its U.S. employees meeting minimum eligibility requirements. The plan provides Company matching contributions of 50% of each dollar of employee elective deferral contributions, up to 3% of the employee’s compensation.  Company contributions for this plan were approximately $92,000, $210,000 and $299,000 for the years ended September 27, 2008, September 29, 2007 and September 30, 2006.

Note H.—Research and Development Costs

        The Company incurred research and development costs of approximately $1,755,000, $3,401,000 and $4,538,000 for the years ended September 27, 2008, September 29, 2007 and September 30, 2006.

Note I.—Foreign Operations and Significant Customers

        The Company continues to increase the functions performed in its Asian operation located in Lamphun, Thailand in order to take advantage of the proximity to customers and favorable labor and operating costs.  The Company had aggregate sales outside of the US of $68,645,000; $84,328,000 and $164,089,000 for the years ending September 27, 2008; September 29, 2007 and September 30, 2006, principally to Pacific Rim customers. With respect to foreign operations for the years ended September 27, 2008 and September 29, 2007, long-lived assets of $39,609,000 and $44,324,000 were located in Thailand.

 International net sales concentrations for fiscal years in excess of 10% were:

	2008	2007	2006
Republic of China	39%	25%	26%
Thailand	23	54	62
Singapore	14	16	6
Taiwan	13	—	—

Revenues from three customers made up a significant portion of the Company's total net sales during the years ending:

	September 27, 2008	September 29, 2007	September 30, 2006
TPO	43%	11%	14%
Seagate	23	66	73
Hitachi Global Storage	22	17	6

Seagate acquired Maxtor in May 2006.  Maxtor activity has been combined with Seagate activity for prior year presentation purposes.  Philip’s Mobile Display Systems business unit was merged with Toppoly Optoelectronics Corporation of Taiwan to create a new company called TPO in November 2005.

Accounts receivable from the above three customers are 75% and 93% of the Company's accounts receivable at September 27, 2008 and September 29, 2007.

Note J.—Commitments and Contingencies

        The Company paid rent of $562,000, $1,431,000 and $1,664,000 in fiscal 2008, 2007 and 2006 under facility and equipment operating leases that expire at various dates through December 2012.  As of September 27, 2008, the future minimum lease commitments under the operating leases are payable as follows (in thousands): 2009—$348; 2010—$351; 2011—$289; 2012—$100; 2013—$103; and beyond— $26. The operating lease commitments relate to the Eastlake, Ohio facility and the Plymouth, Minnesota office lease.  The Company is no longer using the Eastlake facility and is attempting to sublease the facility.

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

Purchases from Hutchinson Technology Inc. comprised 6%, 32% and 38% of total purchases for the years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.  Hutchinson Technology Inc. was the sole provider of suspension components for our FSA product which reached its end of life in the fiscal 2008 second quarter.

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

Note L.—Restructuring Charges

Corporate office restructuring

On October 1, 2007, the Company announced a plan to relocate some of its corporate business functions to Thailand and discontinue manufacturing activity at its Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter.  The restructuring was triggered by the previous move of the Company’s manufacturing operations to Thailand and the presence of the Company’s banking sources and many of its customers and suppliers in Asia.  In addition, incremental cost reductions are required for the Company to return to profitability.

Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter.  The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility.  The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature.  Total cash related restructuring charges excluding asset impairments of approximately $3.7 million are expected related to the plan.  The $3.7 million is comprised of $3.1 million for one-time termination benefits and $0.6 million related to moving and closing costs associated with transferring some of the corporate functions to Thailand and transferring equipment from Korat, Thailand to Lamphun, Thailand. Restructuring charges of $3.2 million related to the transferring of some of the corporate functions and Korat restructuring were recorded in fiscal 2008. These charges were comprised of $3.0 million one time termination benefits and $200,000 for moving and closing costs.  Total restructuring charges related to the corporate function restructuring through September 27, 2008 were $3.6 million.  These charges were comprised of $3.0 million for one time termination benefits, $200,000 for moving and closing costs and $400,000 of asset impairment charges.

Litchfield and Eastlake restructuring

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

Asset impairment charges totaling $10.1 million related to the expanded restructuring plan were recorded in fiscal 2006. The assets that were impaired include the Litchfield facilities and related equipment.  The fair value of these assets was determined using appraised values.  The fair value of the Litchfield facility impairment was determined from an independent appraisal performed by Ruhland Commercial Consultants, Ltd.  The fair value of the equipment located at the facilities was determined from appraisals performed by Asset Reliance International, LLC. Assets that were not transferred to Lamphun, Thailand were sold or disposed.  A $900,000 loss on the sale of assets was recorded during the fiscal 2007 third quarter as the remaining assets were sold.

Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility was substantially completed by the end of March 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.3 million.  The sale is expected to close after the buyer arranges financing. Efforts are being made to sublease the Eastlake facility.

Total cash related restructuring charges excluding asset impairments of approximately $8.8 million are expected for the Litchfield and Eastlake restructuring.  The $8.8 million is comprised of $3.3 million for one-time termination benefits and $5.5 million related to moving and closing costs associated with transferring portions of the Litchfield operation to Thailand and the disposition of the Eastlake and Litchfield facilities not being retained.  Restructuring charges of $600,000 related to the Litchfield and Eastlake restructuring were recorded in fiscal 2008.  Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges through September 27, 2008 were $8.2 million.  These charges were comprised of $3.3 million for one time termination benefits, $3.9 million for moving and closing costs and $1.0 million contract termination costs related to the Eastlake facility lease.  Remaining expenditures of approximately $600,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Maple Plain restructuring

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

Selected information regarding the restructuring follows (in thousands):

	Manufacturing Operations Restructuring—Litchfield and Eastlake		Corporate Office Relocation
	Facility Abandonment Charges	Employee Termination Benefits	Facility Abandonment Charges	Employee Termination Benefits	Total
Accrual at September 30, 2006	$—	$372	$—	$—	$372
Restructuring charges	3,192	2,462	—	—	5,654
Payments	(2,581)	(2,834)	—	—	(5,415)

Accrual at September 29, 2007	611	—	—	—	611

Restructuring charges	608	—	246	2,973	3,827
Payments	(896)	—	(246)	(2,973)	(4,115)

Accrual at September 27, 2008	$323	$—	$—	$—	$323

Note M. –Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We have determined goodwill relates to one reporting unit for purposes of impairment testing.  Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever an impairment indicator arises. Based on our analysis which included the consideration of the Company’s stock price and operating losses generated in the past three years, the goodwill was considered to be impaired and written down from its recorded value of $3 million to a value of $-0- as of September 29, 2007.

Note N. –Liquidity

The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $6.5 million at September 27, 2008 and $10.5 million at September 29, 2007.  Long-term debt was $19.0 million at September 27, 2008 and $15.5 million at September 29, 2007 less current maturities of $3.5 and $11.0, respectively. Short-term debt was $32.7 million at September 27, 2008 and $20.4 million at September 29, 2007. During the years ended September 27, 2008 and September 29, 2007, the Company incurred losses from continuing operations of $28.0 million and $32.1 million, respectively.  Operating activities used $8.9 million and $17.6 million of cash during the years ended September 27, 2008 and September 29, 2007, respectively.  As of September 27, 2008, the Company had a working capital deficit of $31.2 million.

Total unused debt availability as of September 27, 2008 was approximately $2.5 million under the Company’s short-term packing credit and overdraft facilities.

The Company believes that the ability to continue as a going concern depends upon the Company’s ability to obtain additional financing, the success in securing new customers and increasing sales to existing customers, as well as the Company’s ability to improving liquidity, whether through cash generated by operations or through incurring additional debt or the issuance of debt or equity.  The Company is considering alternatives for generating additional working capital and long-term financing and will continue to pursue financing opportunities to better leverage its assets. The Company’s financing needs and the financing alternatives available to it are subject to change depending on, among other things, general economic and market conditions, changes in industry buying patterns, customer demand for its products, the Company’s ability to meet its loan covenant requirements and cash flow from operations.

Quarterly Financial Data

(Unaudited)

Fiscal 2008 *	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$20,795,159	$13,274,102	$16,173,873	$20,795,875	$71,039,009
Gross profit (deficit)	(1,017,641)	(2,953,452)	(2,361,773)	(2,740,961)	(9,073,827)
Net income (loss)	(7,877,462)	(9,186,593)	(4,471,598)	(6,464,861)	(28,000,514)
Net income (loss) per share:
Basic	$(0.41)	$(0.47)	$(0.23)	$(0.33)	$(1.44)
Diluted	$(0.41)	$(0.47)	$(0.23)	$(0.33)	$(1.44)
_______________________
* The first, second, third and fourth quarters include restructuring charges of $2,251,000, $720,000, $468,000 and $388,000, respectively, related to the restructuring of the Company's corporate offices and manufacturing operations and closing its Litchfield and Eastlake facilities.

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
_______________________
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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Terry M. Dauenhauer, and Chief Financial Officer, Randy L. Acres, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, they have concluded that as of that date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Management’s Report on Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation under that framework, management has concluded that internal control over financial reporting was effective as of September 27, 2008.

*        *        *

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, BDO Seidman, LLP, regarding internal controls over financial reporting. Management’s report was not subject to attestation by BDO Seidman, LLP pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to the sections entitled “Election of Directors,”  “Governance Matters,” “Description of Committees of the Board of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive proxy statement to be mailed to shareholders on or about December 29, 2008, and to be filed with the Securities and Exchange Commission within 120 days after September 27, 2008 (the “2008 Proxy Statement”).  Except as set forth at Item 4A of this Annual Report, the information required by Item 10 is incorporated herein by reference from the sections noted above of the 2008 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
Reference is made to the sections entitled “Executive Compensation” and “Director Compensation” in the 2008 Proxy Statement.  The information required by Item 11 is incorporated herein by reference from the sections noted above of the 2008 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement.  The information required by Item 12 is incorporated herein by reference from the section noted above of the 2008 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to the section entitled “Certain Relationships and Related Transactions”, “Policy Regarding Transactions with Related Persons,” and “Corporate Governance” in the 2008 Proxy Statement.  The information required by Item 13 is incorporated herein by reference from the sections noted above of the 2008 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to the section entitled “Relationship with Independent Public Accountants” in the 2008 Proxy Statement.  The information required by Item 14 is incorporated herein by reference from the section noted above of the 2008 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial Statements	Page

	The following Consolidated Financial Statements of the Registrant, Innovex, Inc. and subsidiaries, are included in Item 8:
	• Consolidated Balance Sheets at September 27, 2008 and September 29, 2007	36
	• Consolidated Statements of Operations for the three years ended September 27, 2008; September 29, 2007 and September 30, 2006	37
	• Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended September 27, 2008; September 29, 2007 and September 30, 2006	38
	• Consolidated Statements of Cash Flows for the three years ended September 27, 2008; September 29, 2007 and September 30, 2006	39
	• Notes to Consolidated Financial Statements	40

(2)	Financial Statement Schedules

	Schedule II Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.	59

(3)	Exhibits

3(a)	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of the Company’s Form 10-Q for the Quarter Ended December 31, 1996.

3(b)	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 16, 2008.

10(a)	*1987 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 4(a) of the Company's Form S-8 dated March 17, 1989 (File No. 33-27530).

10(b)	*Innovex, Inc. and Subsidiaries Employees' Retirement Plan is incorporated by reference to Exhibit 10(i) of the Company's Form 10-K for the Year Ended September 30, 1992.

10(c)	*1994 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 (File No. 333-112648).

10(d)	*Innovex, Inc. Restricted Stock Plan is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated August 23, 2001 (File No. 333-68228).

10(f)
*Amended and Restated Employment Agreement dated January 16, 2008 between Terry Dauenhauer and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 16, 2008.

10(g)	*Employment Agreement dated October 19, 2005 between William P. Murnane and the Company is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 19, 2005.

10(h)
*Amendment No. 1 to Employment Agreement dated January 16, 2008 between William P. Murnane and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 16, 2008.

10(i)	*Agreement dated January 16, 2008 between William P. Murnane and the Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 16, 2008.

10(j)
*Employment Agreement between Randy L. Acres and Innovex Thailand Limited and Dual Employment Agreement between Randy L. Acres and the Company dated March 17, 2008 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 17, 2008.

10(k)
* Part Time Employment Agreement dated April 30, 2008 by and between Innovex, Inc. and Douglas Keller is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 30, 2008.

10(l)
* Stock Option Agreement by and between Innovex, Inc. and Terry Dauenhauer dated November 25, 2008 (250,000 share option) is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 25, 2008.

10(m)
* Stock Option Agreement by and between Innovex, Inc. and Terry Dauenhauer dated November 25, 2008 (25,000 share option) is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 25, 2008.

10(n)
Amended and Restated Second Credit Facilities Agreement effective December 19, 2006 between Innovex (Thailand) Limited as the Borrower and Bank of Ayudhya Public Company Limited and TMB Bank Public Company Limited as the Creditor is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 20, 2006.

10(o)
Third Credit Facilities Agreement effective December 19, 2006 between Innovex (Thailand) Limited as the Borrower and Bank of Ayudhya Public Company Limited and TMB Bank Public Company Limited as the Creditor is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006.

10(p)
Supplemental Agreement to the Amended and Restated Second Credit Facilities Agreement effective June 23, 2008 between Innovex (Thailand) Limited as the Borrower and Bank of Ayudhya Public Company Limited and TMB Bank Public Company Limited as Creditors is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 23, 2008.

10(q)
Supplemental Agreement to the Third Credit Facilities Agreement effective June 23, 2008 between Innovex (Thailand) Limited as the Borrower and Bank of Ayudhya Public Company Limited and TMB Bank Public Company Limited as Creditors is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated June 23, 2008.

10(r)
**License and Development Agreement dated October 12, 1999 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(s)
**First Amendment to the License and Development Agreement dated July 1, 2001 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(t)
**Second Amendment to the License and Development Agreement dated October 4, 2002 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 (File No. 333-1065734).

10(u)
**Third Amendment to the License and Development Agreement dated March 7, 2006 between Innovex Precision Components, Inc. and Applied Kinetics, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2006.

10(v)
Business Note dated April 13, 2005 in the principal amount of $7,104,000 due February 1, 2010 with Innovex, Inc. as maker and US Federal Credit Union as lender is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 18, 2005.

10(w)
Modification Agreement for Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of April 13, 2005 made by Innovex, Inc. for the benefit of US Federal Credit Union is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 18, 2005.

10(x)	Lease Agreement dated as of July 8, 2005 between Innovex, Inc. and Curtis Investors Ltd. is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 8, 2005.

10(y)	*Employment Agreement between Brian R. Dahmes and Innovex Thailand Limited and Dual Employment Agreement between Brian R. Dahmes and the Company dated April 1, 2008.

21	Subsidiaries of Innovex, Inc.	74

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	75

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm	76

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	77

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	78

32	Certificate pursuant to 18 U.S.C. § 1350	79

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

INNOVEX, INC.

	By	\s\ Terry M. Dauenhauer
Terry M. Dauenhauer
President and Chief Executive Officer

Date: December 23, 2008	By	\s\ Randy L. Acres
Randy L. Acres
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Each of the undersigned hereby constitutes and appoints Terry M. Dauenhauer and Randy L. Acres as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

\s\Terry M. Dauenhauer	President, Chief Executive Officer and Director
Terry M. Dauenhauer	(principal executive officer)

\s\ Randy L. Acres	Chief Financial Officer
Randy L. Acres	(principal financial officer)

\s\ John M. Clark	Chairman of the Board and Director
John M. Clark

\s\ D. Allen Andersen	Director
D. Allen Andersen

\s\ Philip D. Ankeny	Director
Philip D. Ankeny

\s\ Kenneth L. White	Director
Kenneth L. White

\s\ Thira Wipuchanin	Director
Thira Wipuchanin

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
September 27, 2008	$217,230	$(35,949)	$(8,891)	(1)	$190,173
September 29, 2007	273,105	—	55,875	(1)	217,230
September 30, 2006	349,920	—	76,815	(1)	273,105

(1) Represents writeoffs of bad debt and adjustments for disputed invoices.