Form 10-Q
period 2009-01-03
INNOVEX INC
filed 2009-02-17
CIK 50601

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

                 for the quarterly period ended January 3, 2009

                                       or

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

         As of February 3, 2009, 19,443,153 shares of the Company's common stock, $.04 par value per share, were outstanding.

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

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings
Item 1A.         Risk Factors
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Security Holders
Item 5.          Other Information
Item 6.          Exhibits.

SIGNATURES

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                            January 3,      September 27,
                                                                                               2009             2008
                                                                                          ---------------- ----------------
ASSETS
Current assets:
   Cash and equivalents                                                                   $     2,908,827  $     6,531,588
   Accounts receivable, less allowance for doubtful accounts of $230,000 and $190,000           8,030,000       14,345,259
   Inventories                                                                                  7,853,970        9,999,019
   Other current assets                                                                         1,643,328        1,876,041
                                                                                          ---------------- ----------------
     Total current assets                                                                      20,436,125       32,751,907

Property, plant and equipment, net of accumulated depreciation of $58,552,000 and
   $56,599,000                                                                                 33,348,026       34,437,393
Assets held for sale                                                                            1,894,571        1,927,318
Other assets                                                                                       37,690           40,173
                                                                                          ---------------- ------------------
                                                                                          $    55,716,412  $    69,156,791
                                                                                          ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt                                                   $     4,106,369  $     3,537,803
   Line of credit                                                                              33,250,620       32,665,016
   Accounts payable                                                                            16,676,611       23,306,317
   Accrued compensation                                                                           714,143        1,786,275
   Other accrued liabilities                                                                    2,101,356        2,692,488
                                                                                          ---------------- ----------------
     Total current liabilities                                                                 56,849,099       63,987,899

Long-term debt, less current maturities                                                        17,302,296       18,969,934

Stockholders' equity (deficit):
   Common stock, $.04 par value; 30,000,000 shares authorized, 19,443,153 and
     19,418,799 shares issued and outstanding                                                     777,726          776,752
   Capital in excess of par value                                                              62,022,752       61,980,333
   Accumulated deficit                                                                        (81,235,461)     (76,558,127)
                                                                                          ---------------- ----------------
     Total stockholders' equity (deficit)                                                     (18,434,983)     (13,801,042)
                                                                                          ---------------- ----------------
                                                                                          $    55,716,412  $    69,156,791
                                                                                          ================ ================

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                           Three Months Ended
                                                                                 January 3, 2009       December 29, 2007
                                                                               --------------------- ----------------------

Net sales                                                                      $         13,665,000  $          20,795,159
Costs and expenses:
   Cost of sales                                                                         15,926,369             21,812,800
   Selling, general and administrative                                                    1,617,092              2,547,195
   Royalty expense                                                                                --                108,031
   Engineering                                                                              425,004                685,326
   Restructuring charges                                                                    611,505              2,251,070
   Net loss on sale of assets                                                                     --                    799
   Interest expense                                                                         911,267                738,004
   Interest income                                                                          (19,137)               (55,405)
   Net other (income) expense                                                            (1,129,765)               584,801
                                                                               --------------------- ----------------------
Net loss before income taxes                                                             (4,677,335)            (7,877,462)
Income taxes                                                                                      --                     --
                                                                                 -------------------   --------------------
Net loss                                                                       $         (4,677,335) $          (7,877,462)
                                                                                 ===================   ====================

Net loss per share:
   Basic                                                                       $              (0.24) $               (0.41)
                                                                                 ===================   ====================
   Diluted                                                                     $              (0.24) $               (0.41)
                                                                                 ===================   ====================

Weighted average shares outstanding:
   Basic                                                                                 19,431,159             19,407,966
                                                                               ===================== ======================
   Diluted                                                                               19,431,159             19,407,966
                                                                               ===================== ======================


See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                           Three Months Ended
                                                                                  January 3, 2009      December 29, 2007
                                                                               --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $         (4,677,335) $         (7,877,462)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                          1,984,966             1,935,758
   Stock compensation expense                                                                43,394               111,767
   Other non-cash items                                                                       2,460                     --
Changes in operating assets and liabilities:
     Accounts receivable                                                                  6,315,258              (550,422)
     Inventories                                                                          2,145,049               389,134
     Other current assets                                                                   232,714               311,988
     Other long term assets                                                                   2,482               101,204
     Accounts payable                                                                    (6,629,706)           (3,396,917)
     Accrued compensation and other accrued liabilities                                  (1,663,263)             (594,382)
                                                                               --------------------- ---------------------
Net cash used in operating activities                                                    (2,243,981)           (9,569,332)
                                                                               --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (865,311)             (369,386)
   Proceeds from sale of assets                                                                  --                     --
                                                                               --------------------- ---------------------
Net cash used in investing activities                                                      (865,311)             (369,386)
                                                                               --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                    (492,824)           (2,748,745)
   Issuance of long-term debt                                                                     --             1,072,956
   Effect of currency translation on long-term debt                                        (606,248)              388,870
   Net activity on line of credit                                                           585,603             8,588,052
   Proceeds from exercise of stock options and employee stock purchase plan                      --                   543
                                                                               --------------------- ---------------------
Net cash provided by (used in) financing activities                                        (513,469)            7,301,676
                                                                               --------------------- ---------------------

Decrease in cash and equivalents                                                         (3,622,761)           (2,637,042)

Cash and equivalents at beginning of period                                               6,531,588            10,453,803
                                                                               --------------------- ---------------------

Cash and equivalents at end of period                                          $          2,908,827  $          7,816,761
                                                                               -------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                                   $          1,022,000  $            746,000
    Income taxes                                                               $                 --  $              6,000

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

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30 which results in a 52 or 53 week year rather than a twelve-month fiscal year. The Company's actual fiscal quarters end on the Saturday closest to the end of the calendar quarter. All quarters presented in these financial statements contain either 13 or 14 weeks. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2008.

Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 - LIQUIDITY
The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $2.9 million at January 3, 2009 and $6.5 million at September 27, 2008. Long-term debt was $17.3 million at January 3, 2009 and $19.0 million at September 27, 2008 excluding current maturities of $4.1 million and $3.5 million, respectively. Short-term debt was $33.3 million at January 3, 2009 and $32.7 million at September 27, 2008 respectively. During the three months ended January 3, 2009 and December 29, 2007, the Company incurred losses from continuing operations of $4.7 million and $7.9 million, respectively. Operating activities used cash of $2.2 million and $9.6 million during the three months ended January 3, 2009 and December 29, 2007, respectively. As of January 3, 2009, the Company had a working capital deficit of $36.4 million.

Total unused debt availability as of January 3, 2009 was approximately $1.1 million under the Company's short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

The Company will require additional capital resources for its business. The Company completed restructuring its long-term credit facilities with its Thai lenders in June 2008. The restructuring reduced the required principal payments for fiscal year 2008 and fiscal year 2009 by approximately $6.0 million and $9.0 million, respectively. In addition, on December 30, 2008, the Company's Thai lenders provided the Company with an approval to extend the repayment date of packing credit facilities that were originally due on December 29, 2008 to February 27, 2009. The sixty day payment date extension affected 173.1 million Baht or approximately $5.0 million owed to both banks.

The Company will continue to work with its Thai lenders to explore additional restructuring of its existing debt as well as to consider an additional working capital facility or long-term financing. The Company has not received any approval of a further extension of the February 27, 2009 repayment of certain credit packing facilities and the Company's ability to repay the 173.1 million Baht or approximately $5.0 million of packing credits due on February 27, 2009 depends on its prevailing cash on hand and its ability to present qualifying customer purchase orders to the bank for draw down. The Company's ability to continue as a going concern depends upon its ability to obtain additional financing or to further restructure its credit facilities with its lenders. The Company believes that its immediate need for capital to finance its day-to-day business activities over the next quarter could potentially be provided, if at all, by its current lenders in the form of a restructuring of its debt to reduce required payments and to provide additional lending. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company's needs, in a timely manner or on terms and conditions acceptable to the Company or its shareholders.

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

NOTE 3 - RESTRUCTURING CHARGES

Corporate business functions relocation:

On October 1, 2007, the Company announced a plan to relocate some of its corporate business functions, including administrative, sales and engineering to Thailand and discontinue manufacturing activity at its Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of the Company's manufacturing operations to Thailand and the presence of its banking sources and most of its customers and suppliers in Asia. In addition, incremental cost reductions are required for the Company to return to profitability. Restructuring charges of $174,000 related to the planned corporate business functions move were recorded in the first quarter of fiscal 2009. These charges were comprised of $171,000 one time termination benefits and $3,000 for moving and closing costs. The Company expects to incur minimal expenditure in relation to the restructuring plan for the remaining fiscal year 2009.

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

A purchase agreement has been signed to sell the Litchfield facilities for $2.3 million. The sale is expected to close after the buyer arranges financing. Given the prior delays in closing, the Company is unable to estimate when, if ever, the sale will close. Restructuring charges of $438,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2009 first quarter. These charges were comprised of $354,000 for costs related to the Eastlake facility lease and $84,000 for charges incurred to complete the transfer of equipment from Litchfield to Thailand. Remaining expenditures of approximately $500,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand. The accrued restructuring charges related to Litchfield and Eastlake was $592,000 at January 3, 2009.

NOTE 4 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,792,068 shares of common stock were outstanding during the three month period ending January 3, 2009, but were excluded from the computation of common share equivalents because they were anti-dilutive. Options to purchase 1,876,212 shares of common stock were outstanding during the three month period ending December 29, 2007, but were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE 5 - STOCK BASED COMPENSATION
The Company recorded $43,000 and $112,000 of related compensation expense for the three-month periods ended January 3, 2009 and December 29, 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense.

The compensation expense did not result in any significant increase in both basic and diluted net loss per share for the three months ended January 3, 2009, but increased both basic and diluted net loss per share by $0.01 for the three months ended December 29, 2007. As of January 3, 2009, $302,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.2 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black-Scholes calculation to reflect that the options are not freely traded:

                                                      Three Months Ended
                                              January 3, 2009 December 29, 2007
                                            ------------------------------------
Risk-free interest rate                            0.89%                4.03%
Expected volatility                                 158%                 65%
Expected life (in years)                            2.5                  2.9
Dividend yield                                       --                   --
Weighted average fair value of options
   granted                                       $  0.12             $  0.41

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan. The Company's stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At January 3, 2009 the Company had 629,708 shares of common stock available for issuance under the plans.

Additionally, on November 25, 2008, the Company granted Mr. Dauenhauer an option to purchase 250,000 shares of the Company's common stock outside of any existing shareholder-approved plan. The November 25, 2008 option was issued in consideration of the cancellation by the Company of an option granted to Mr. Dauenhauer in April 2008. The November 25, 2008 option was structured to have substantially the same terms as the cancelled April 2008 option, including an exercise price of $0.365 per share and vesting with respect to one-third of the option shares on April 16, 2009, 2010 and 2011. On November 25, 2008, the Company also approved a grant to Mr. Dauenhauer of an option to purchase 25,000 shares of the Company's common stock outside of any existing shareholder-approved plan, but with substantially the same terms as an option granted on October 23, 2008, including an exercise price of $0.165 per share and vesting with respect to one-third of the underlying shares on October 23, 2009, 2010 and 2011. At January 3, 2009, there were options to purchase a total of 275,000 shares of the Company's common stock outstanding that were granted outside any existing shareholder-approved plan.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three years. At January 3, 2009, the Company had 8,499 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans, as well as grants outside of such plans, during the three months ended January 3, 2009 are summarized as follows:



                                                                  Number of           Weighted
                                                                Shares Under          Average
                                                                   Option          Exercise Price
                                                               ---------------    ----------------
Outstanding at September 27, 2008                                 1,637,842              2.29
  Granted                                                           890,050              0.22
  Forfeited                                                         317,848              1.38
  Exercised                                                          24,354                --
                                                               ---------------
Outstanding at January 3, 2009                                    2,185,690              1.60
                                                               ---------------

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                Options Outstanding                       Options Exercisable
                                           ------------------------------          -------------------------------------
                                              Weighted
                                               Average          Weighted                                     Weighted
                                              Remaining         Average                                      Average
    Range of           Number                Contractual        Exercise                Number               Exercise
 Exercise Prices     Outstanding                Life             Price                Exercisable              Price
------------------------------------       --------------      -----------         -----------------      --------------
$ 0.00 - $0.91             1,556,280           9.4 years       $      0.33                   128,336      $        0.70
  1.44 -  2.41               217,810           6.7 years              2.22                   149,410               2.13
  2.71 -  4.84               226,850           6.2 years              3.75                   166,630               3.81
  5.29 -  7.81                59,250           4.0 years              6.53                    57,250               6.51
  8.90 -  9.80                96,950           5.0 years              9.33                    96,950               9.33
 12.59 - 13.08                28,550           2.3 years             13.04                    28,550              13.04
                   -----------------                                               -----------------
                           2,185,690                                  1.60                   627,126               4.29
                   -----------------                                               -----------------

NOTE 6 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                                January 3,      September 27,
                                                   2009              2008
                                             ----------------- -----------------
Raw materials and purchased parts            $          4,078  $          5,569
Work-in-process and finished goods                      3,776             4,430
                                             ----------------- -----------------
                                             $          7,854  $          9,999
                                             ================= =================

NOTE 7 - DERIVATIVE INSTRUMENTS - FOREIGN CURRENCY TRANSLATION
The Company had, during the previous fiscal quarters, entered into forward exchange contracts. These forward exchange contracts were recorded at fair value with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts had maturities of six months or less. These contracts were entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. As at end of January 3, 2009, the Company did not have any open forward exchange contracts to buy Thai baht in return for U.S. dollars. All remaining forward exchange contracts purchased during the previous fiscal quarters have matured and were settled by December 4, 2008 and no additional forward exchange contracts were purchased during the fiscal quarter ended January 3, 2009.

Foreign currency translation (gains) or losses included in net other (income) expense (in thousands):

                                                            Three months ended
                                                  January 3, 2009   December 29, 2007
                                                 -----------------  -----------------
(Gain) or loss from forward exchange contracts   $            353   $           (206)
Other foreign currency (gain) or loss                      (1,526)               809
                                                 -----------------  -----------------
Net (gain) or loss from foreign currency         $         (1,173)  $            603
   transactions
                                                 ------------------------------------


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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SFAS 157 will have a material impact on its results of operations or financial condition. The FASB approved the issuance of FASB Staff Position 157-2, which defers the effective date of SFAS 157 until Fiscal Years beginning after November 15, 2008 and for non-financial assets and non-financial liabilities.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value). SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the first quarter of our fiscal 2009 beginning October 1, 2008. The adoption of SFAS 159 did not have a material effect on our financial condition or results of operations.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described under the heading "Risks Related to Our Business" in our Annual Report on Form 10-K for the year ended September 27, 2008, as well as others not now anticipated.

We utilize a fiscal year that ends on the Saturday nearest to September 30. The fiscal 2009 first quarter contains 14 weeks while the remaining quarters contain 13 weeks each.

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

      Restructuring charges are those costs primarily related to manufacturing facility closures, severance and product discontinuations. On October 1, 2007, we announced a plan to relocate some of our corporate business functions, including administrative, sales and engineering, to Lamphun, Thailand and discontinue manufacturing activity at our Korat, Thailand location as the Flex Suspension Assembly product reached its end of life by the end of the fiscal 2008 second quarter. On January 16, 2006, we announced a plan to transfer our high volume manufacturing operations from Litchfield, Minnesota to Thailand. On September 25, 2006, we announced a plan to accelerate the end of life production for our FSA flexible circuits in Litchfield and discontinue the use of that facility by the end of March 2007. Concurrently, we also planned to accelerate the end of life production of flexible circuit laminate material at our Eastlake, Ohio facility and reduce indirect labor and general and administrative expenses at our other U.S. and Thailand locations.

      Results of Operations


The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                        For the Three Months Ended
                                                     ----------------------------------
                                                        January 3,         December 29,
                                                           2009               2007
                                                     ----------------   ---------------
Net Sales                                                        100%              100%

Cost of goods sold                                             116.6             104.9
                                                     ----------------   ---------------

Gross profit                                                   (16.6)             (4.9)
Operating expenses:
   Selling, general and administrative and
     royalty expense                                            11.8              12.8
   Engineering                                                   3.1               3.3
   Restructuring and asset impairment                            4.5              10.8
   Net (gain) loss on sale of assets                              --                 --
                                                     ----------------   ---------------
     Total operating expenses                                   19.4              26.9
                                                     ----------------   ---------------

Income (loss) from operations                                  (36.0)            (31.8)
                                                     ----------------   ---------------

Interest and other expense, net                                  1.8              (6.1)
                                                     ----------------   ---------------

Income (loss) before provision (benefit) for
   income taxes                                                (34.2)            (37.9)

Provision (benefit) for income taxes                              --                 --
                                                     ----------------   ---------------

Net income (loss)                                              (34.2)%           (37.9)%
                                                     ================   ===============

Comparison of Three Months Ended January 3, 2009 and December 29, 2007

Net Sales

     Our net sales were $13.7 million for the three months ended January 3, 2009, compared to $20.8 million for the three months ended December 29, 2007, a decrease of 34%. The decline was primarily driven by a $7.1 million decrease in flex suspension assembly (FSA) revenue and $0.9 million decrease in actuator flex circuit (AFC) revenue, offset by a $0.9 million increase in flat panel display (FPD) revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. As a result of overall market uncertainty experienced during the fiscal 2009 first quarter as well as customer shutdowns during the holiday season, our AFC and FPD product demand were negatively impacted and the revenue growth from these products was insufficient to cover the shortfall in FSA revenue.

     FPD applications generated 50% of our net sales for the three months ended January 3, 2009, compared to 29% for the three months ended December 29, 2007. Sales of AFC's to the disk drive industry were 44%, compared to 34%, FSA sales to disk drive industry were 0% compared to 34%, sales from integrated circuit packaging, network system application and sales from other industry applications were 6% and 3% for the three months ended January 3, 2009 and December 29, 2007, respectively.


Gross Profit (Loss)

     Our gross profit (loss) was ($2.3 million) for the three months ended January 3, 2009 compared to a gross profit (loss) of ($1.0 million) for the three months ended December 29, 2007. Our gross margin for the three months ended January 3, 2009 decreased to (16.6%), from (4.9%) for the three months ended December 29, 2007. The decrease in gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and labor.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the three months ended January 3, 2009 were $1.6 million, compared to $2.7 million in the three months ended December 29, 2007, a decrease of 41%. As a percentage of net sales, selling, general and administrative expenses were 12% for the three months ended January 3, 2009, down from 13% from the same period in the prior year. Royalty expense was zero for the three months ended January 3, 2009 due to the end of life cycle for the FSA product which was royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions.

Engineering

     Engineering expenses for the three months ended January 3, 2009 were $425,000, compared to $685,000 for the three months ended December 29, 2007, a decrease of 38%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.1% of sales for the three months ended January 3, 2009 compared to 3.3% for the same period in the prior year.

Restructuring

Corporate business functions relocation:

      On October 1, 2007, we announced a plan to relocate some of our corporate business functions, including administrative, sales and engineering, to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of our manufacturing operations to Thailand and the presence of our banking sources and most of our customers and suppliers in Asia. In addition, incremental cost reductions are required for us to return to profitability.

     Asset impairment charges of $400,000 related to the plan were recorded in the fiscal 2007 fourth quarter. The impaired assets were primarily equipment used in the FSA manufacturing process at the Korat facility. The assets were written down to their estimated net realizable value which is negligible as a result of their age and specialized nature. Restructuring charges of $174,000 related to the planned corporate business functions relocation and Korat restructuring were recorded in the first quarter of fiscal 2009. These charges were comprised of $171,000 in one time termination benefits and $3,000 for moving and closing costs. Total restructuring charges related to the corporate office relocation restructuring through January 3, 2009 were $3.8 million. These charges were comprised of $3.2 million for one time termination benefits, $200,000 for moving and closing costs and $400,000 of asset impairment charges. Future expenditures expected to be incurred in relation to the restructuring plan are anticipated to be minimal.

     The restructuring plan called for the elimination of 594 positions in the U.S. and Thailand consisting of 466 direct labor positions, 97 indirect labor production support positions and 31 administrative positions. As of January 3, 2009, all of these positions have been eliminated.

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

     Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility was substantially completed by the end of March 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. A purchase agreement has been signed to sell the Litchfield facilities for $2.3 million. The sale is expected to close after the buyer arranges financing. Given the prior delays in closing, the Company is unable to estimate when, if ever, the sale will close.

     Restructuring charges of $438,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2009 first quarter. Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges through January 3, 2009 were $8.7 million. These charges were comprised of $3.3 million for one time termination benefits, $4.0 million for moving and closing costs and $1.4 million costs incurred related to the Eastlake facility lease. Remaining expenditures of approximately $500,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Net (Gain) Loss on the Sale of Assets

     There were no sales of assets recorded in the fiscal 2009 first quarter compared to a net loss on the sale of assets of $800 for the three months ended December 29, 2007.

Net Interest and Other (Income) Expense

     Net interest expense was $0.9 million for the three months ended January 3, 2009 and $0.7 million for the three months ended December 29, 2007. The increase was driven by higher level of debt outstanding in fiscal 2009. Net other income was $1.1 million in the three months ended January 3, 2009 as compared to net other expenses of $585,000 in the three months ended December 29, 2007. The change was related to a foreign currency valuation gain being recorded in the fiscal 2009 first quarter which was driven by the value of the U.S. dollar strengthening against the Thai baht during the quarter, resulting in a decrease in the value of our baht denominated debt. The foreign currency valuation gain of approximately $1.5 million in the three months ended January 3, 2009 was partly offset by the loss of approximately $350,000 associated with our forward contracts placed previously. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As a result, large changes in the value of the U.S. dollar versus the Thai baht will drive significant foreign currency valuation gains or losses as the value of our baht denominated debt increases or decreases.


Income Taxes

     No net income tax expense or benefit was recorded for the three months ended January 3, 2009 and December 29, 2007 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Critical Accounting Policies

     Our significant accounting policies are described in Note A to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report for the year ended September 27, 2008. The accounting policies used in preparing our interim 2009 Consolidated Financial Statements is the same as those described in our Annual Report.

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $2.9 million at January 3, 2009 and $6.5 million at September 27, 2008. As of January 3, 2009, the Company had a working capital deficit of $36.4 million.

     For the three months ended January 3, 2009, net cash used in operating activities of $2.2 million primarily resulted from the net loss for the period net of non-cash charges and a $6.6 million decrease in accounts payable, partially offset by a $2.1 million decrease in inventory and $6.3 million decrease in accounts receivable. The decrease in inventory level was primarily driven by the overall soft demand. The decline in accounts payable was mainly due to the pay down of our liabilities and partly due to the lower inventory purchases made during the quarter. The decrease in accounts receivable was partly driven by the lower revenue as well as partly due to the improvement in our Days Sales Outstanding (DSO) from 62 days in the fiscal 2008 first quarter to 59 days in the fiscal 2009 first quarter.

     Net cash used in investing activities was $865,000 in the first three months of fiscal 2009, compared to $369,000 in the first three months of fiscal 2008. The net cash used in investing activities pertained to capital spending related to process improvements at our Thailand facility.

     Net cash used in financing activities was $513,000 in the first three months of fiscal 2009, compared to net cash provided by financing activities of $7.3 million in the first three months of fiscal 2008.

     For the first three months of fiscal 2009, net cash used in financing activities was the result of scheduled debt repayments of $493,000 on our existing Thailand debt facilities and U.S. based debt, a $606,000 decrease in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt and partially offset by the $586,000 borrowed under our short-term Thailand packing credit facilities. For the first three months of fiscal 2008, net cash provided by financing activities was primarily related to the $8.6 million borrowed under our short-term Thailand packing credit facilities, a $1.1 million draw down under our long term Thailand credit facilities and a $0.4 million increase in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt partially offset by the normally scheduled debt payments on our existing Thailand debt facilities and U.S. based debt.

     In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provided for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $9.5 million under this new credit facility in fiscal 2007 and $1.6 million in the fiscal 2008 first and second quarters. In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of January 3, 2009, we had approximately $21.0 million (or 735 million baht) outstanding under our long-term Thailand credit facilities and a $33.3 million (or 1,161 million baht) outstanding balance under our packing and short-term Thailand credit facilities. Total unused availability as of January 3, 2009 was approximately $1.1 million (or 39 million baht) under our short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

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

     On December 30, 2008, both Thai lenders provided us with an approval to extend the repayment date of packing credit facilities that were originally due on December 29, 2008 to February 27, 2009. The sixty day payment date extension affected approximately 173.1 million baht owed to both banks. We have not received any approval of a further extension of the February 27, 2009 payment of certain credit packing facilities and our ability to repay the 173.1 million Baht or approximately $5.0 million of packing credits due on February 27, 2009 depends on our prevailing cash on hand and our ability to present qualifying customer purchase orders to the bank for draw down.

     In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of January 3, 2009, $0.4 million was outstanding under our US Federal credit facility. While the note is due February 1, 2010, the final payment is scheduled to be made during the fourth quarter of fiscal 2009 as a result of the prepayments. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

     We will require additional capital resources for our business. Our ability to continue as a going concern depends primarily on our ability to obtain additional financing or to further restructure our credit facilities with our lenders. We will continue to work with our Thai lenders to explore additional restructuring of our existing debt as well as to consider an additional working capital facility or long-term financing. We believe that our immediate need for capital to finance our day-to-day business activities over the next quarter could potentially be provided, if at all, by our current lenders in the form of a restructuring of our debt to reduce required payments and to provide additional lending. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditional acceptable to us or our shareholders. If we are unable to obtain additional financing or restructure our credit facilities (including an extension for the February 27, 2009 repayment or restructuring of the amounts owed), our ability to make the required payments on our debt will be impaired and may result in payment or covenant defaults, acceleration of our indebtedness, seizure by the banks of assets that secure our indebtedness, loss of control of our business, cessation of business or bankruptcy. Our financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

     The table below discloses a summary of the Company's specified contractual obligations at January 3, 2009 (in thousands):

                                            Under 1 Year    1 to 3 Years    3 to 5 Years   After 5 Years       Total
                                           --------------  --------------  -------------- --------------- ---------------
    Long-term Debt Obligations (1)         $       4,106   $      11,613   $       5,690               --  $       21,409
    Operating Leases                                 348             577             204               --           1,129
                                           --------------  --------------  -------------- --------------- ---------------

       Total                               $       4,454   $      12,190   $       5,894               --  $       22,538
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

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value). SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the first quarter of our fiscal 2009 beginning October 1, 2008. The adoption of SFAS 159 did not have a material effect on our financial condition or results of operations.

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

     Our earnings and cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. While we transact business primarily in U.S. dollars, a portion of our sales and expenses are denominated in foreign currencies. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange gains or losses. To reduce the impact of certain foreign currency fluctuations, we may enter into short-term forward foreign currency exchange contracts in the regular course of business to manage our risk exposure, not as speculative instruments. Typically, these contracts have maturities of 6 months or less. The forward exchange contracts generally require us to exchange Thailand baht for U.S. dollars or U.S. dollars for Thailand baht at maturity, at rates agreed to at inception of the contracts. These contracts are not designated as hedges, therefore, the gains and losses on foreign currency transactions are included in income.

     We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At January 3, 2009, the Company did not have any open forward exchange contracts to buy Thai baht in return for U.S. dollars. All remaining forward exchange contracts purchased during previous fiscal quarters have matured and were settled by December 4, 2008. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

PART II - OTHER INFORMATION
Responses to Items 1A, 2, 3, 4 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

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


Date: February 17, 2009

                                           By  /s/ Terry M. Dauenhauer
                                               ---------------------------
                                           Terry M. Dauenhauer
                                           President and Chief Executive Officer


                                           By  /s/ Randy Acres
                                               ------------------------
                                           Randy Acres
                                           Senior Vice President and Chief
                                           Financial Officer