Form 10-Q
period 2009-04-04
INNOVEX INC
filed 2009-05-19
CIK 50601

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

                  for the quarterly period ended April 4, 2009

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No
         As of May 4, 2009, 19,443,153 shares of the Company's common stock, $.04 par value per share, were outstanding.

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

SIGNATURES

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                                          April 4,    September 27,
                                                                                                            2009          2008
                                                                                                       -------------- -------------
ASSETS
------
Current assets:
  Cash and equivalents                                                                                 $    1,320,995 $   6,531,588
  Accounts receivable, less allowance for doubtful accounts of $233,000 and $190,000                        4,208,984    14,345,259
  Inventories                                                                                               5,564,235     9,999,019
  Other current assets                                                                                      1,528,587     1,876,041
                                                                                                       -------------- -------------
   Total current assets                                                                                    12,622,801    32,751,907

Property, plant and equipment, net of accumulated depreciation of $61,007,000 and $56,599,000              32,712,115    34,437,393
Assets held for sale                                                                                               --     1,927,318
Other assets                                                                                                   33,581        40,173
                                                                                                       -------------- --------------
                                                                                                       $   45,368,497 $  69,156,791
                                                                                                       =============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt                                                                 $    4,750,281 $   3,537,803
  Line of credit                                                                                           33,066,595    32,665,016
  Accounts payable                                                                                         12,951,644    23,306,317
  Accrued compensation                                                                                        755,500     1,786,275
  Other accrued liabilities                                                                                 2,735,696     2,692,488
                                                                                                       -------------- -------------
   Total current liabilities                                                                               54,259,716    63,987,899

Long-term debt, less current maturities                                                                    15,972,379    18,969,934

Stockholders' equity (deficit):
  Common stock, $.04 par value; 30,000,000 shares authorized, 19,443,153 and 19,418,799 shares issued
   and outstanding                                                                                            777,726       776,752
  Capital in excess of par value                                                                           62,062,153    61,980,333
  Accumulated deficit                                                                                     (87,703,477)  (76,558,127)
                                                                                                       -------------- -------------
   Total stockholders' equity (deficit)                                                                   (24,863,598)  (13,801,042)
                                                                                                       -------------- -------------
                                                                                                       $   45,368,497 $  69,156,791
                                                                                                       ============== =============

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months Ended
                                                                                           ----------------------------------------
                                                                                              April 4, 2009       March 29, 2008
                                                                                           -------------------  -------------------

Net sales                                                                                  $         8,879,223  $        13,274,102
Costs and expenses:
  Cost of sales                                                                                     12,090,363           16,227,554
  Selling, general and administrative                                                                2,035,291            2,188,479
  Royalty expense                                                                                           --               19,845
  Engineering                                                                                          436,808              596,830
  Asset impairment and restructuring charges                                                           700,000              719,927
  Net (gain) loss on sale of assets                                                                         --             (125,775)
  Interest expense                                                                                     766,794              768,728
  Interest income                                                                                       (3,152)             (29,038)
  Net other (income) expense                                                                          (678,867)           2,094,025
                                                                                           -------------------  -------------------
Net loss before taxes                                                                               (6,468,014)          (9,186,473)
Income taxes                                                                                                --                  120
                                                                                           -------------------  -------------------
Net loss                                                                                   $        (6,468,014) $        (9,186,593)
                                                                                            ==================   ==================

Net loss per share:
  Basic                                                                                    $             (0.33) $             (0.47)
                                                                                            ==================   ==================
  Diluted                                                                                  $             (0.33) $             (0.47)
                                                                                            ==================   ==================

Weighted average shares outstanding:
  Basic                                                                                             19,437,156           19,407,966
                                                                                           ===================  ===================
  Diluted                                                                                           19,437,156           19,407,966
                                                                                           ===================  ===================


                                                                                                      Six Months Ended
                                                                                        -------------------------------------------
                                                                                            April 4, 2009         March 29, 2008
                                                                                        ---------------------- --------------------

Net sales                                                                               $           22,544,223  $        34,069,261
Costs and expenses:
  Cost of sales                                                                                     28,016,732           38,040,354
  Selling, general and administrative                                                                3,652,383            4,735,674
  Royalty expense                                                                                           --              127,876
  Engineering                                                                                          861,812            1,282,156
  Asset impairment and restructuring charges                                                         1,311,505            2,970,997
  Net (gain) loss on sale of assets                                                                         --             (124,976)
  Interest expense                                                                                   1,678,061            1,506,732
  Interest income                                                                                      (22,289)             (84,443)
  Net other (income) expense                                                                        (1,808,632)           2,678,826
                                                                                        ---------------------- --------------------
Net loss before taxes                                                                              (11,145,349)         (17,063,935)
Income taxes                                                                                                --                  120
                                                                                        ---------------------- --------------------
Net loss                                                                                $          (11,145,349) $       (17,064,055)
                                                                                         =====================  ===================

Net loss per share:
  Basic                                                                                 $                (0.57) $             (0.88)
                                                                                         =====================  ===================
  Diluted                                                                               $                (0.57) $             (0.88)
                                                                                         =====================  ===================

Weighted average shares outstanding:
  Basic                                                                                             19,437,156           19,407,966
                                                                                        ====================== ====================
  Diluted                                                                                           19,437,156           19,407,966
                                                                                        ======================  ====================

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                        Six Months Ended
                                                                                             --------------------------------------
                                                                                                April 4, 2009       March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $        (11,145,349) $    (17,064,055)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                         3,905,288         3,873,580
  Asset impairment charge                                                                                 700,000                --
  Stock compensation expense                                                                               82,795           215,647
  Other non-cash items                                                                                      2,460           (70,875)
Changes in operating assets and liabilities:
   Accounts receivable                                                                                 10,136,275         2,994,529
   Inventories                                                                                          4,434,783         2,603,765
   Other current assets                                                                                   347,454        (1,725,695)
   Other long term assets                                                                                   6,591           270,149
   Accounts payable                                                                                   (10,354,674)       (5,493,290)
   Accrued compensation and other accrued liabilities                                                    (987,567)         (436,723)
                                                                                             --------------------  ----------------
Net cash used in operating activities                                                                  (2,871,944)      (14,832,968)
                                                                                             --------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                                   (955,151)         (679,686)
  Proceeds from sale of assets                                                                                 --           125,775
                                                                                             --------------------  ----------------
Net cash provided by (used in) investing activities                                                      (955,151)         (553,911)
                                                                                             --------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                                   (935,193)       (3,091,816)
  Issuance of long-term debt                                                                                   --         1,507,779
  Effect of currency translation on long-term debt                                                       (849,884)        2,174,618
  Net activity on line of credit                                                                          401,579        13,067,673
  Proceeds from exercise of stock options and employee stock purchase plan                                     --               543
                                                                                             --------------------  ----------------
Net cash provided by (used in) financing activities                                                    (1,383,498)       13,658,797
                                                                                             --------------------  ----------------

Decrease in cash and equivalents                                                                       (5,210,593)       (1,728,082)

Cash and equivalents at beginning of period                                                             6,531,588        10,453,803
                                                                                             --------------------  ----------------

Cash and equivalents at end of period                                                        $          1,320,995  $      8,725,721
                                                                                              ===================   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                                                 $          1,721,000  $      1,507,000
    Income taxes                                                                             $                 --  $          6,000

INNOVEX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

The Company utilizes a fiscal year that ends on the Saturday nearest to September 30 which results in a 52 or 53 week year rather than a twelve-month fiscal year. The Company's actual fiscal quarters end on the Saturday closest to the end of the calendar quarter. All quarters presented in these financial statements contain 13 or 14 weeks. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2008.

Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

NOTE 2 - LIQUIDITY

The Company's ability to continue as a going concern depends upon its ability to obtain additional financing or to further restructure its credit facilities with its lenders, as well as its ability to secure new customers, generate significant revenue from existing and new customers, and manage expenses.

The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $1.3 million at April 4, 2009 and $6.5 million at September 27, 2008. Long-term debt was $16.0 million at April 4, 2009 and $19.0 million at September 27, 2008 excluding current maturities of $4.8 million and $3.5 million, respectively. During the six months ended April 4, 2009 and March 29, 2008, the Company incurred losses from continuing operations of $11.1 million and $17.1 million, respectively. Operating activities used cash of $2.9 million and $14.8 million during the six months ended April 4, 2009 and March 29, 2008, respectively. As of April 4, 2009, the Company had a working capital deficit of $41.6 million.

Total unused debt availability as of April 4, 2009 was approximately $893,000 under the Company's short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down. In addition to resolution of its long-term capital needs, the Company requires immediate additional working capital to help resolve immediate requirements that are critical in providing assurance of supply to the Company's customers.

The Company completed restructuring its long-term credit facilities with its Thai lenders in June 2008. The restructuring reduced the required principal payments for fiscal year 2008 and fiscal year 2009 by approximately $6.0 million and $9.0 million, respectively. In addition, on December 30, 2008, the Company's Thai lenders provided the Company with an approval to extend to February 27, 2009 the repayment date of certain amounts under the packing credit facilities that were originally due on December 29, 2008. The sixty day payment date extension affected 173.1 million Baht, or approximately $5.0 million, owed to both banks. As required by the credit agreements, as amended, the Company paid all 173.1 million Baht, or approximately $5.0 million, under the packing credit facility by the extended repayment date of February 27, 2009.

During the months of February, March and April of 2009, the Company received verbal approval from its Thai lenders to extend repayment of amounts due under the packing credit facilities of approximately 563.1 million Baht, or approximately $16.1 million. While the Company has not received any formal written extension from the Thai banks, the Company believes the Thai banks will not demand immediate payment of the obligations under the bank facilities, so long as the Company is working with the Thai lenders to restructure the existing bank debt and to obtain an additional short term working capital facility.

The Company continues to work with its Thai lenders to explore additional restructuring of its existing debt as well as to consider an additional working capital facility or long-term financing. As the Company is focusing its efforts on restructuring the bank debt and obtaining working capital, the Company anticipates that it may require additional extensions with respect to payments which otherwise become due and are not paid pending resolution of the restructuring discussions. The Company believes that its immediate need for capital to finance its day-to-day business activities over the next quarter could potentially be provided, if at all, by its Thai lenders in the form of a restructuring of its debt to reduce required payments and to provide additional lending. No assurance can be given that the Company's debt will be restructured on terms acceptable to the Company, if at all or that additional working capital will be obtained in an amount that is sufficient for the Company's needs, in a timely manner or on terms and conditions acceptable to the Company or its shareholders.

To secure new customers and generate more revenue, the Company has made significant changes to the organization of its personnel and changes in the incentives available its sales personnel during the fiscal 2009 second quarter. The Company believes the changes will enable the Company to be more responsive to customers' requirements and enable the Company to close new business earlier. In order to better manage its overall cost structure, the Company will continue to work with key suppliers on volume-based cost reduction and also further improve on the inventory turns and usage in the future fiscal quarters.

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

NOTE 3 - RESTRUCTURING CHARGES

Corporate business functions relocation:

On October 1, 2007, the Company announced a plan to relocate some of its corporate business functions, including administrative, sales and engineering to Thailand and discontinue manufacturing activity at its Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of the Company's manufacturing operations to Thailand and the presence of its banking sources and most of its customers and suppliers in Asia. In addition, incremental cost reductions were required for the Company to enhance its viability. Total restructuring charges related to the corporate business functions relocation and Korat restructuring for the six months ended April 4, 2009 were $174,000. These charges were comprised of $171,000 one time termination benefits and $3,000 for moving and closing costs. The Company expects to incur minimal expenditure in relation to the restructuring plan for the remaining fiscal year 2009.

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

The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Long-lived assets, including property and equipment, are amortized over their expected lives. The Company also makes estimates of the impairment of long-lives assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset's recovery. If the actual useful life of a long-lived asset is shorter than the useful life estimated by the Company, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.

The Company entered into a purchase agreement in May 2007 to sell the Litchfield facility for approximately $2.3 million. In April 2009, the buyer under the purchase agreement, and also the tenant of this facility, vacated the property and has not proceeded to close on its purchase of the facility. Based on the potential cancellation of the purchase agreement, the Company recorded an asset impairment charge of $700,000 related to the Litchfield facility in the fiscal 2009 second quarter.

Total restructuring charges related to the Eastlake and Litchfield restructuring, excluding asset impairment charges, for the six months ended April 4, 2009 were $438,000. These charges were comprised of $354,000 for costs related to the Eastlake facility lease and $84,000 for charges incurred to complete the transfer of equipment from Litchfield to Thailand. Remaining expenditures of approximately $500,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand. The accrued restructuring charges related to Litchfield and Eastlake were $537,000 at April 4, 2009.

NOTE 4 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 2,031,106 and 1,911,587 shares of common stock were outstanding during the three month and six month periods ending April 4, 2009, respectively, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,935,467 and 1,905,839 shares of common stock were outstanding during the three and six month periods ending March 29, 2008, respectively, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 5 - STOCK BASED COMPENSATION
The Company recorded $40,000 and $83,000 of related compensation expense for the three and six month periods ended April 4, 2009, respectively, and $104,000 and $216,000 for the three and six month periods ended March 29, 2008, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense did not result in any significant increase in both basic and diluted net loss per share for the three months and six months ended April 4, 2009, but increased both basic and diluted net loss per share by $0.01 for the three months and six months ended March 29, 2008. As of April 4, 2009, $276,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.3 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black-Scholes calculation to reflect that the options are not freely traded:


                                                    Three Months Ended                      Six Months Ended
                                             April 4, 2009      March 29, 2008      April 4, 2009      March 29, 2008
Risk-free interest rate                          1.12%              1.79%               0.90%              3.21%
Expected volatility                               180%               92%                169%                79%
Expected life (in years)                          2.5                2.9                 2.5                2.9
Dividend yield                                     --                 --                  --                 --
Weighted average fair value of options
   granted                                      $0.11              $0.19               $0.12              $0.33

The Company has options outstanding under its 1987 Employee Stock
Option Plan and its 1994 Stock Option Plan. The Company's stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At April 4, 2009, the Company had 687,204 shares of common stock available for issuance under the plans.

Additionally, on November 25, 2008, the Company granted Mr. Dauenhauer an option to purchase 250,000 shares of the Company's common stock outside of any existing shareholder-approved plan. The November 25, 2008 option was issued in consideration of the cancellation by the Company of an option granted to Mr. Dauenhauer in April 2008. The November 25, 2008 option was structured to have substantially the same terms as the cancelled April 2008 option, including an exercise price of $0.365 per share and vesting with respect to one-third of the option shares on April 16, 2009, 2010 and 2011. On November 25, 2008, the Company also approved a grant to Mr. Dauenhauer of an option to purchase 25,000 shares of the Company's common stock outside of any existing shareholder-approved plan, but with substantially the same terms as an option granted on October 23, 2008, including an exercise price of $0.165 per share and vesting with respect to one-third of the underlying shares on October 23, 2009, 2010 and 2011. At April 4, 2009, there were options to purchase a total of 275,000 shares of the Company's common stock outstanding that were granted outside any existing shareholder-approved plan.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company other than the Chief Executive Officer. The common stock grants vest over three years. At April 4, 2009, the Company had 11,998 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the six months ended April 4, 2009 are summarized as follows:

                                                                                                  Number of           Weighted
                                                                                                 Shares Under          Average
                                                                                                    Option         Exercise Price
                                                                                              ------------------ -------------------
         Outstanding at September 27, 2008                                                             1,637,842                2.29

          Granted                                                                                        890,050                0.22
          Forfeited                                                                                     (317,848)               1.38
          Exercised                                                                                      (24,354)                 --
                                                                                              ------------------

         Outstanding at January 3, 2009                                                                2,185,690                1.60

          Granted                                                                                         57,000                0.13
          Forfeited                                                                                     (117,995)               0.61
          Exercised                                                                                           --                  --
                                                                                              ------------------

         Outstanding at April 4, 2009                                                                  2,124,695                1.62
                                                                                              ==================

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                  Options Outstanding                           Options Exercisable
                                               ---------------------------                   --------------------------
                                               Weighted
                                                Average          Weighted                                      Weighted
                                               Remaining          Average                                       Average
   Range of                 Number            Contractual        Exercise                    Number            Exercise
Exercise Prices          Outstanding             Life              Price                  Exercisable            Price
------------------------------------          -----------      -----------                -----------     -------------
 $0.00 - $0.91             1,507,115           9.1 years       $      0.32                   173,336      $        0.59
  1.44 -  2.41               211,060           6.3 years              2.21                   148,060               2.13
  2.71 -  4.84               221,870           5.6 years              3.75                   167,230               3.82
  5.29 -  7.81                59,250           3.7 years              6.53                    59,250               6.53
   8.90 - 9.80                96,850           4.4 years              9.33                    96,850               9.33
 12.59 - 13.08                28,550           1.3 years             13.04                    28,550              13.04
                       -------------                                                      ----------
                           2,124,695                                  1.62                   673,276               4.04
                       =============                                                      ==========

NOTE 6 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                                       April 4,        September 27,
                                                         2009              2008
                                                   ----------------- -----------------
Raw materials and purchased parts                  $          3,237  $          5,569
Work-in-process and finished goods                            2,327             4,430
                                                   ----------------- -----------------
                                                   $          5,564  $          9,999
                                                   ================= =================

NOTE 7 - DERIVATIVE INSTRUMENTS - FOREIGN CURRENCY TRANSLATION
The Company had, during the previous fiscal year, entered into forward exchange contracts. These forward exchange contracts were recorded at fair value with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts had maturities of six months or less. These contracts were entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. As at end of April 4, 2009, the Company did not have any open forward exchange contracts to buy Thai baht in return for U.S. dollars. All remaining forward exchange contracts purchased during the previous fiscal year have matured and were settled by December 4, 2008 and no additional forward exchange contracts were purchased during the fiscal quarter ended April 4, 2009.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

                                                             Three months ended                         Six months ended
                                                --------------------------------------------  -------------------------------------
                                                    April 3, 2009          March 29, 2008        April 3, 2009      March 29, 2008
                                                ----------------------  --------------------  -------------------  ----------------
(Gain) or loss from forward exchange contracts  $                   --  $             (2,093) $               353  $         (2,299)
Other foreign currency (gain) or loss                             (692)                4,221               (2,218)            5,030
                                                ----------------------  --------------------  -------------------  ----------------
Net (gain) or loss from foreign currency
 transactions                                   $                 (692) $              2,128  $            (1,865) $          2,731
                                                ======================  ====================  ===================  ================

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this statement and determined it did not have a material impact on the company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 as it relates to financial assets and liabilities did not have a material impact on its results of operations or financial condition. The FASB approved the issuance of FASB Staff Position 157-2, which defers the effective date of SFAS 157 until Fiscal Years beginning after November 15, 2008 for non-financial assets and non-financial liabilities. The Company does not expect the adoption of SFAS 157 as it relates to non-financial assets and non-financial liabilities to have a material impact on its results of operations or financial condition.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                  For the Three Months Ended          For the Six Months Ended
                                                             ------------------------------------  -------------------------------
                                                               April 4, 2009     March 29, 2008     April 4, 2009   March 29, 2008
                                                             -----------------  -----------------  ---------------  --------------
Net Sales                                                                  100%               100%             100%            100%

Cost of goods sold                                                       136.2              122.2            124.3           111.7
                                                             -----------------  -----------------  ---------------  --------------

Gross profit                                                             (36.2)             (22.2)           (24.3)          (11.7)
Operating expenses:
  Selling, general and administrative and royalty expense                 22.9               16.6             16.2            14.3
  Engineering                                                              4.9                4.5              3.8             3.8
  Restructuring and asset impairment                                       7.9                5.4              5.8             8.7
  Net (gain) loss on sale of assets                                         --               (0.9)              --            (0.4)
                                                             -----------------  -----------------  ---------------  --------------
   Total operating expenses                                               35.7               25.6             25.8            26.4
                                                             -----------------  -----------------  ---------------  --------------

Income (loss) from operations                                            (71.9)             (47.8)           (50.1)          (38.1)
                                                             -----------------  -----------------  ---------------  --------------

Interest and other expense, net                                           (0.9)             (21.4)             0.7           (12.0)
                                                             -----------------  -----------------  ---------------  --------------

Income (loss) before provision (benefit) for income taxes                (72.8)             (69.2)           (49.4)          (50.1)

Provision (benefit) for income taxes                                        --                 --               --              --
                                                             -----------------  -----------------  ---------------  --------------

Net income (loss)                                                        (72.8)%            (69.2)%          (49.4)%         (50.1)%
                                                             =================  =================  ===============  ==============

Comparison of Three Months Ended April 4, 2009 and March 29, 2008

Net Sales

     Our net sales were $8.9 million for the three months ended April 4, 2009, compared to $13.3 million for the three months ended March 29, 2008, a decrease of 33%. This decline was primarily driven by a $2.4 million decrease in actuator flex circuit (AFC) revenue and a $1.4 million decrease in flex suspension assembly (FSA) revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. Our AFC and FPD product revenues were negatively impacted by the low demand experienced early in the quarter ended April 4, 2009 and through the Chinese New Year holidays, as well as materials shortage experienced during the month of March 2009 which resulted in delays in production and delivery to our customers.

     FPD application generated 55% of our net sales for the three months ended April 4, 2009, compared to 38% for the three months ended March 29, 2008. Sales of AFC's to the disk drive industry were 39%, compared to 44%, FSA sales to disk drive industry were 0% compared to 11%, sales from integrated circuit packaging, network system application and sales from other industry applications were 6% and 7% for the three months ended April 4, 2009 and March 29, 2008, respectively.

Gross Profit (Loss)

     Our gross loss was $3.2 million for the three months ended April 4, 2009 compared to a gross loss of $3.0 million for the three months ended March 29, 2008. Our gross margin for the three months ended April 4, 2009 decreased to (36.2%), from (22.2%) for the three months ended March 29, 2008. The decrease in gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and labor.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the three months ended April 4, 2009 were $2.0 million, compared to $2.2 million in the three months ended March 29, 2008, a decrease of 9.1%. As a percentage of net sales, selling, general and administrative expenses were 22.9% for the three months ended April 4, 2009, an increase of 6.4% from 16.6% from the same period in the prior year. The increase as a percentage of net sales was primarily due to the decrease in revenue more than offset the decrease in expenses, partially offset by no royalty expense for the three months ended April 4, 2009, as compared to $20,000 for the three months ended March 29, 2008. Royalty expense was zero for the three months ended April 4, 2009 due to the end of life cycle for the FSA product which was royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions.

Engineering

     Engineering expenses for the three months ended April 4, 2009 were $437,000, compared to $597,000 for the three months ended March 29, 2008, a decrease of 27%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 4.9% of sales for the three months ended April 4, 2009 compared to 4.5% for the same period in the prior year.

Restructuring and Asset Impairment

Corporate business functions relocation:

      On October 1, 2007, we announced a plan to relocate some of our corporate business functions, including administrative, sales and engineering, to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of our manufacturing operations to Thailand and the presence of our banking sources and most of our customers and suppliers in Asia. In addition, incremental cost reductions were required for us to enhance our viability.

       There were no restructuring charges related to the corporate business functions relocation and Korat restructuring recorded during the fiscal 2009 second quarter. Restructuring charges of $563,000 related to the planned corporate business functions and Korat restructuring were recorded in the second quarter of fiscal 2008. These charges were comprised of $533,000 one time termination benefits and $30,000 for moving and closing costs. Total restructuring charges related to the corporate office relocation restructuring through April 4, 2009 were $3.8 million. These charges were comprised of $3.2 million for one time termination benefits, $0.2 million for moving and closing costs and $0.4 million of asset impairment charges. Future expenditures expected to be incurred in relation to the restructuring plan are anticipated to be minimal.

     The restructuring plan called for the elimination of 594 positions in the U.S. and Thailand consisting of 466 direct labor positions, 97 indirect labor production support positions and 31 administrative positions. As of April 4, 2009, all of these positions have been eliminated.

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

     Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility was substantially completed by the end of March 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. The Company entered into a purchase agreement in May 2007 to sell the Litchfield facility for approximately $2.3 million. In April 2009, the buyer under the purchase agreement, and also the tenant of this facility, vacated the property and has not proceeded to close on its purchase of the facility. Based on the potential cancellation of the purchase agreement, the Company recorded an asset impairment charge of $700,000 related to the Litchfield facility in the fiscal 2009 second quarter.

     There were no restructuring charges related to Litchfield and Eastlake restructuring recorded in the fiscal 2009 second quarter. Restructuring charges of $157,000 related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 second quarter. Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges through April 4, 2009 were $8.7 million. These charges were comprised of $3.3 million for one time termination benefits, $4.0 million for moving and closing costs and $1.4 million contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $500,000 are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Net (Gain) Loss on the Sale of Assets

     There were no sales of assets recorded in the fiscal 2009 second quarter compared to a net gain on the sale of assets of $126,000 for the three months ended March 29, 2008.

Net Interest and Other (Income) Expense

     Net interest expense was $764,000 for the three months ended April 4, 2009 and $740,000 for the three months ended March 29, 2008. Net other income was $679,000 in the three months ended April 4, 2009 as compared to net other expenses of $2.1 million in the three months ended March 29, 2008. The change was related to a foreign currency valuation gain of approximately $692,000 being recorded during the fiscal 2009 second quarter which was driven by the value of the U.S. dollar strengthening against the Thai baht during the quarter, resulting in a decrease in the value of our baht denominated debt. The foreign valuation loss of $4.2 million in the three months ended March 29, 2008 was partly offset by the gain of approximately $2.1 million associated with the forward contracts that were placed previously. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As of April 4, 2009, there were no forward exchange contracts outstanding. As a result, large changes in the value of the U.S. dollar versus the Thai baht will drive significant foreign currency valuation gains or losses as the value of our baht denominated debt increases or decreases.

Income Taxes

     No net income tax expense or benefit was recorded for the three months ended April 4, 2009 and minimal net income tax expense was recorded during the quarter ending March 30, 2008 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Comparison of Six Months Ended April 4, 2009 and March 29, 2008

Net Sales

     Our net sales were $22.5 million for the six months ended April 4, 2009, compared to $34.1 million for the six months ended March 29, 2008, a decrease of 34%. This decrease primarily reflects an $8.6 million decrease in flex suspension assembly (FSA) revenue and a $3.4 million decrease in actuator flex circuit (AFC) revenue offset by a $0.9 million increase in flat panel display
(FPD) revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. The AFC revenue decline was primarily related to low demand resulting from overall market uncertainty experienced in the fiscal 2009 first quarter as well as customer shutdowns during the holiday season in December and the Chinese New Year holidays. Similarly, the demand for FPD products were slow during the fiscal 2009 first quarter through the early part of the fiscal 2009 second quarter, and in addition, fulfillment against our customers' orders were also impacted by materials shortage experienced during the month of March 2009. As a result, the FPD product revenue growth was insufficient to cover the shortfall in FSA and AFC revenue.

     FPD application generated 52% of our net sales for the six months ended April 4, 2009, compared to 32% for the six months ended March 29, 2008. Sales of AFC's to the disk drive industry were 42%, compared to 38%, FSA sales to disk drive industry were 0% compared to 25%, sales from integrated circuit packaging, network system application and sales from other industry applications were 6% and 5% for the six months ended April 4, 2009 and March 29, 2008, respectively.

Gross Profit (Loss)

     Our gross loss was $5.5 million for the six months ended April 4, 2009 compared to a gross loss of $4.0 million for the six months ended March 29, 2008. Our gross margin for the six months ended April 4, 2009 decreased to (24.3%), from (11.7%) for the six months ended March 29, 2008. The decrease in gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and labor.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the six months ended April 4, 2009 were $3.7 million, compared to $4.7 million in the six months ended March 29, 2008, a decrease of 21%. As a percentage of net sales, selling, general and administrative expenses were 16.2% for the six months ended April 4, 2009, an increase from 14.3% in the same period in the prior year. The increase as a percentage of net sales was primarily due to the decrease in revenue more than offset the decrease in expenses, partially offset by no royalty expense for the six months ended April 4, 2009, as compared to $128,000 for the six months ended March 29, 2008. Royalty expense was zero for the six months ended April 4, 2009 due to the end of life cycle for the FSA product which was royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions.

Engineering

     Engineering expenses for the six months ended April 4, 2009 were $862,000, compared to $1.3 million for the six months ended March 29, 2008, a decrease of 33%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.8% of sales for the six months ended April 4, 2009 and March 29, 2008.

Restructuring and Asset Impairment

Corporate business functions relocation:

      As discussed above, on October 1, 2007, we announced a plan to relocate some of our corporate business functions, including administrative, sales and engineering, to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. Restructuring charges of $174,000 were recorded during the first six months of fiscal 2009 were related to the corporate business functions relocation. These charges were comprised of $171,000 of one time employee termination benefits and $3,000 for moving and closing costs. Restructuring charges of $2.6 million were recorded during the first six months of fiscal 2008 related to the corporate office restructuring. These charges were comprised of $2.5 million of one time employee termination benefits and $108,000 for moving and closing costs.

Litchfield and Eastlake restructuring:

     As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities. On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility. Restructuring charges related to the Eastlake and Litchfield restructuring, excluding asset impairment charges, of $438,000 were recorded during the first six months of fiscal 2009. These charges were comprised of $84,000 related to the transfer of equipment to Thailand and $354,000 pertained mostly to the one-time provision made in relation to the remaining lease expenses for Eastlake property. Restructuring charges related to the Eastlake and Litchfield restructuring, excluding asset impairment charges, of $396,000 were recorded during the first six months of fiscal 2008. These charges were comprised of $311,000 for moving and closing costs and $85,000 contract termination costs related to the Eastlake facility lease.

     In addition, based on a potential cancellation of the Litchfield purchase agreement, an asset impairment charge of $700,000 was recorded in the fiscal 2009 second quarter. There was no asset impairment charges recorded during the first six months of fiscal 2008.

Net (Gain) Loss on the Sale of Assets

     There were no sales of assets recorded during the six months ended April 4, 2009 compared to a net gain on the sale of assets of $126,000 for the six months ended March 29, 2008.

Net Interest and Other Expense

     Net interest expense was $1.7 million for the six months ended April 4, 2009 and $1.4 million for the six months ended March 29, 2008. Net other income was $1.8 million in the six months ended April 4, 2009 as compared to net other expenses of $2.7 million in the six months ended March 29, 2008. The change was related to a foreign currency valuation gain being recorded during the fiscal 2009 first and second quarters which was driven by the value of the U.S. dollar strengthening against the Thai baht during the quarters, resulting in a decrease in the value of our baht denominated debt. The foreign currency valuation gain of approximately $2.2 million in the six months ended April 4, 2009 was partly offset by the loss of approximately $350,000 associated with our forward contracts placed previously. The foreign currency valuation loss of approximately $5.0 million in the six months ended March 29, 2008 was partly offset by the gain of $2.3 million associated with our forward contracts placed previously. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As of April 4, 2009, there were no forward exchange contracts outstanding. As a result, large changes in the value of the U.S. dollar versus the Thai baht will drive significant foreign currency valuation gains or losses as the value of our baht denominated debt increases or decreases.


Income Taxes

     No net income tax expense or benefit was recorded for the six months ended April 4, 2009 and minimal net income tax expense was recorded in the six months ended March 30, 2008 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

Critical Accounting Policies and Estimates

     Our significant accounting policies and estimates are described in Note A to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report for the year ended September 27, 2008. The accounting policies used in preparing our interim 2009 Consolidated Financial Statements is the same as those described in our Annual Report.

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents were $1.3 million at April 4, 2009 and $6.5 million at September 27, 2008. As of April 4, 2009, the Company had a working capital deficit of $41.6 million.

     For the six months ended April 4, 2009, net cash used in operating activities of $2.9 million primarily resulted from the net loss for the period net of non-cash charges and a $11.3 million decrease in accounts payable and liabilities, partially offset by a $4.4 million reduction in inventory and $10.1 million decrease in accounts receivable. The reduction in inventory level was primarily driven by improved inventory turns and usage during the quarters. The decline in accounts payable was mainly due to the pay down of our liabilities and partly due to the lower inventory purchases made during the quarters. The decrease in accounts receivable was partly driven by the lower revenue and partly due to the improvement in our Days Sales Outstanding (DSO) from 62 days in the fiscal 2008 fourth quarter to 43 days in the fiscal 2009 second quarter.

     Net cash used in investing activities was $955,000 in the first six months of fiscal 2009, compared to $554,000 in the first six months of fiscal 2008. In fiscal 2009, net cash used in investing activities pertained to capital spending related to process improvements at our Thailand facility. In fiscal 2008, net cash used in investing activities was also attributed to the capital spending of $680,000 for process improvements at our Thailand facility and partly offset by the gain on the sale of assets of $126,000.

     Net cash used in financing activities was $1.4 million in the first six months of fiscal 2009, compared to net cash provided by financing activities of $13.7 million in the first six months of fiscal 2008. For the first six months of fiscal 2009, net cash used in financing activities was the result of scheduled debt repayments of $935,000 on our existing Thailand debt facilities and U.S. based debt, a $850,000 decrease in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt and partially offset by the $402,000 borrowed under our short-term Thailand packing credit facilities. For the first six months of fiscal 2008, net cash provided by financing activities was primarily related to the $13.1 million borrowed under our short-term Thailand packing credit facilities, a $1.5 million draw down under our long term Thailand credit facilities and a $2.2 million increase in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt partially offset by the normally scheduled debt payments of approximately $3.1 million on our existing Thailand debt facilities and U.S. based debt.

     In December 2006, we entered into a new credit facility with Bank of Ayudhya Public Company Limited (BAY) and TMB Bank Public Company Limited (TMB) which expanded our existing credit facilities with these banks. The new Third Credit Facilities Agreement provided for an additional 600 million baht facility to be used for procurement of equipment within 24 months from the December 19, 2006 effective date. We drew down approximately $9.5 million under this new credit facility in fiscal 2007 and $1.5 million in the fiscal 2008 first and second quarters. In June 2004, we entered into the Second Credit Facilities Agreement with BAY and TMB which expanded the existing credit facility with these banks. The Second Credit Facilities Agreement is now comprised of a 660 million baht long-term facility, a 400 million baht long-term facility, packing credit facilities totaling 1,100 million baht, short-term working capital facilities totaling 90 million baht and a 10 million baht overdraft facility. The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of April 4, 2009, we had approximately $20.5 million (or 724 million baht) outstanding under our long-term Thailand credit facilities and a $33.1 million (or 1,168 million baht) outstanding balance under our packing and short-term Thailand credit facilities. Total unused availability as of April 4, 2009 was approximately $0.9 million (or 32 million baht) under our short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

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

     On December 30, 2008, both Thai lenders provided us with an approval to extend to February 27, 2009 the repayment date of certain amounts under the packing credit facilities that were originally due on December 29, 2008. The sixty day payment date extension affected approximately 173.1 million baht or $5.0 million owed to both banks. As required by the credit agreements, as amended, the Company paid 173.1 million Baht, or approximately $5.0 million, under the packing credit facility by the extended repayment date of February 27, 2009.

     In February 2009, we received verbal approval from our Thai lenders to extend repayment of packing credit facilities of approximately $16.1 million (or
563.1 million baht) that were originally due in the months of February, March and April of 2009. Although we have not received any formal written extension from our Thai banks, we believe that our Thai lenders will not demand immediate payment of the obligations under the packing credit facilities, so long as we continue to work with our Thai lenders to restructure the existing bank debt. In addition to restructuring our existing debt, we are also seeking an additional short term working capital facility from our Thai lenders to help resolve immediate requirements that are critical in providing assurance of supply to our customers.

     In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of April 4, 2009, $0.2 million was outstanding under our US Federal credit facility. While the note is due February 1, 2010, the final payment is scheduled to be made during the fourth quarter of fiscal 2009 as a result of the prepayments. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

     We will require additional capital resources for our business. Our ability to continue as a going concern depends mainly on our ability to obtain additional financing or to further restructure our credit facilities with our lenders, as well as our ability to secure new customers, generate significant revenue from existing and new customers and manage expenses.

     To secure new customers and generate more revenue, the management made significant changes to the organization of the internal team structure during the fiscal 2009 second quarter. The new organizational structure, which includes the implementation of a pay-for-performance system for the customer-facing teams, will be more customer-focused, making us more responsive to customers' requirements which we believe will enable us to close new business earlier. In order to better manage overall cost structure, we will continue to work with key suppliers on volume based cost reduction and also further improve on inventory turns and usage in future fiscal quarters. We will also continue to work with our Thai lenders to explore additional restructuring of our existing debt as well as to consider an additional working capital facility or long-term financing. While we work with the Thai lenders to restructure existing debt and to obtain additional working capital, we anticipate that we may also require additional extensions with respect to payments which otherwise become due and are not paid pending the resolution of the restructuring discussions. We believe that our immediate need for capital to finance our day-to-day business activities over the next quarter could potentially be provided, if at all, by our Thai lenders in the form of a restructuring of our debt to reduce required payments and to provide additional lending. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our shareholders, if at all. If we are unable to obtain additional financing or restructure our credit facilities (including additional extensions for the amounts that become due and are not paid pending the resolution of the restructuring discussions), our ability to make the required payments on our debt will be impaired and may result in payment or covenant defaults, acceleration of our indebtedness, seizure by the banks of assets that secure our indebtedness, loss of control of our business, cessation of business or bankruptcy. Our financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Contractual Obligations


     The table below discloses a summary of the Company's specified contractual obligations at April 4, 2009 (in thousands):

                                            Under 1 Year    1 to 3 Years    3 to 5 Years   After 5 Years       Total
                                           --------------  --------------  -------------- --------------- ---------------
    Long-term Debt Obligations (1)         $       4,754   $      12,225   $       3,747               --  $       20,726
    Operating Leases                                 349             514             179               --           1,042
                                           --------------  --------------  -------------- --------------- ---------------
       Total                               $       5,103   $      12,739   $       3,926               --  $       21,768
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

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material effect on the financial condition or results of operations. The FASB approved the issuance of FASB Staff Position 157-2, which defers the effective date of SFAS 157 until Fiscal Years beginning after November 15, 2008 for non-financial assets and non-financial liabilities. The Company does not expect the adoption of SFAS 157 as it relates to non-financial assets and non-financial liabilities to have a material impact on its results of operations or financial condition.

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

Forward Looking Statements

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include: our need for significant additional working capital and our need to restructure of our existing indebtedness to continue as a going concern, continued cash availability under our credit facilities, any interruption in the operations of the Company's single source suppliers or any failure of any of the Company's single source suppliers to timely deliver an adequate supply of components, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers' market share, impact of restructuring charges, changes in manufacturing efficiencies, fluctuations in currency rates and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 27, 2008. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At April 4, 2009, the Company did not have any open forward exchange contracts to buy Thai baht in return for U.S. dollars. All remaining forward exchange contracts purchased during previous fiscal quarters have matured and were settled by December 4, 2008. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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

PART II - OTHER INFORMATION
Responses to Items 1, 1A, 2, 3, 4 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.


ITEM 6.   EXHIBITS
         The following exhibits are included herein:

         31.1 Certification of Chief Executive Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

         31.2 Certification of Principal Financial Officer pursuant Rules 13a-14 and 15d-14 of the Exchange Act.

         32       Certification pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INNOVEX, INC.


Date: May 19, 2009

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