Form 10-Q
period 2009-07-04
INNOVEX INC
filed 2009-08-18
CIK 50601

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

                   for the quarterly period ended July 4, 2009

                                       or

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

As of August 4, 2009, 19,443,153 shares of the Company's common stock, $.04 par value per share, were outstanding.

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

SIGNATURES

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
                                                                                              July 4,       September 27,
                                                                                               2009             2008
                                                                                          ---------------- ----------------
ASSETS
------
Current assets:
   Cash and equivalents, including restricted cash of $463,774 and $464,745               $     1,553,109  $     6,531,588
   Accounts receivable, less allowance for doubtful accounts of $206,000 and $190,000           2,805,085       14,345,259
   Inventories                                                                                  4,418,028        9,999,019
   Other current assets                                                                         1,366,225        1,876,041
                                                                                          ---------------- ----------------
     Total current assets                                                                      10,142,447       32,751,907

Property, plant and equipment, net of accumulated depreciation of $62,541,000 and
   $56,599,000                                                                                 31,049,226       34,437,393
Assets held for sale                                                                                   --        1,927,318
Other assets                                                                                       32,329           40,173
                                                                                          ---------------- ----------------
                                                                                          $    41,224,002  $    69,156,791
                                                                                          ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
   Current maturities of long-term debt                                                   $     5,934,148  $     3,537,803
   Line of credit                                                                              34,195,455       32,665,016
   Accounts payable                                                                            14,961,728       23,306,317
   Accrued compensation                                                                         1,039,463        1,786,275
   Other accrued liabilities                                                                    3,256,909        2,692,488
                                                                                          ---------------- ----------------
     Total current liabilities                                                                 59,387,703       63,987,899

Long-term debt, less current maturities                                                        15,374,469       18,969,934

Stockholders' equity (deficit):
   Common stock, $.04 par value; 30,000,000 shares authorized, 19,443,153 and
     19,418,799 shares issued and outstanding                                                     777,726          776,752
   Capital in excess of par value                                                              62,087,597       61,980,333
   Accumulated deficit                                                                        (96,403,493)     (76,558,127)
                                                                                          ---------------- ----------------
     Total stockholders' equity (deficit)                                                     (33,538,170)     (13,801,042)
                                                                                          ---------------- ----------------
                                                                                          $    41,224,002  $    69,156,791
                                                                                          ================ ================

See accompanying notes to condensed consolidated financial statements.


INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                               --------------------------------------------
                                                                                   July 4, 2009          June 28, 2008
                                                                               --------------------- ----------------------
Net sales                                                                      $         10,662,671  $          16,173,873
Costs and expenses:
   Cost of sales                                                                         13,888,318             18,535,646
   Selling, general and administrative                                                    1,633,732              2,083,613
   Royalty expense                                                                               --                     --
   Engineering                                                                              390,817                635,176
   Asset impairment and restructuring charges                                                    --                467,636
   Net (gain) loss on sale of assets                                                             --                     --
   Interest expense                                                                       1,242,268                814,636
   Interest income                                                                             (794)               (33,798)
   Net other (income) expense                                                             2,208,346             (1,857,438)
                                                                               --------------------- ----------------------
Net loss before taxes                                                                    (8,700,016)            (4,471,598)
Income taxes                                                                                     --                     --
                                                                               --------------------- ----------------------
Net loss                                                                       $         (8,700,016) $          (4,471,598)
                                                                               ===================== ======================

Net loss per share:
   Basic                                                                       $              (0.45) $               (0.23)
                                                                               ===================== ======================
   Diluted                                                                     $              (0.45) $               (0.23)
                                                                               ===================== ======================

Weighted average shares outstanding:
   Basic                                                                                 19,443,153             19,410,237
                                                                               ===================== ======================
   Diluted                                                                               19,443,153             19,410,237
                                                                               ===================== ======================

                                                                                            Nine Months Ended
                                                                               --------------------------------------------
                                                                                   July 4, 2009          June 28, 2008
                                                                               --------------------- ----------------------

Net sales                                                                      $         33,206,894  $          50,243,134
Costs and expenses:
   Cost of sales                                                                         41,905,050             56,576,000
   Selling, general and administrative                                                    5,286,115              6,819,287
   Royalty expense                                                                               --                127,876
   Engineering                                                                            1,252,629              1,917,332
   Asset impairment and restructuring charges                                             1,311,505              3,438,633
   Net (gain) loss on sale of assets                                                             --               (124,976)
   Interest expense                                                                       2,920,329              2,321,368
   Interest income                                                                          (23,083)              (118,241)
   Net other (income) expense                                                               399,714                821,388
                                                                               --------------------- ----------------------
Net loss before taxes                                                                   (19,845,365)           (21,535,533)
Income taxes                                                                                     --                    120
                                                                               --------------------- ----------------------
Net loss                                                                       $        (19,845,365) $         (21,535,653)
                                                                               ===================== ======================

Net loss per share:
   Basic                                                                       $              (1.02) $               (1.11)
                                                                               ===================== ======================
   Diluted                                                                     $              (1.02) $               (1.11)
                                                                               ===================== ======================

Weighted average shares outstanding:
   Basic                                                                                 19,439,155             19,408,723
                                                                               ===================== ======================
   Diluted                                                                               19,439,155             19,408,723
                                                                               ===================== ======================

See accompanying notes to condensed consolidated financial statements.

INNOVEX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                                                           Nine Months Ended
                                                                               -------------------------------------------
                                                                                   July 4, 2009         June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $        (19,845,365) $        (21,535,653)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                          5,763,161             5,777,089
   Asset impairment charge                                                                  700,000                    --
   Stock compensation expense                                                               108,238               266,076
   (Gain) loss on disposal of equipment                                                       2,460               (70,974)
Changes in operating assets and liabilities:
     Accounts receivable                                                                 11,540,174               193,499
     Inventories                                                                          5,580,991             1,320,692
     Other current assets                                                                   509,816               432,682
     Other long term assets                                                                   7,844               286,536
     Accounts payable                                                                    (8,344,589)           (1,003,632)
     Accrued compensation and other accrued liabilities                                    (182,393)                3,993
                                                                               --------------------- ----------------------
Net cash used in operating activities                                                    (4,159,663)          (14,329,692)
                                                                               --------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (1,150,136)           (1,382,443)
   Change in restricted cash                                                                    971              (469,940)
   Proceeds from sale of assets                                                                  --               125,775
                                                                               --------------------- ----------------------
Net cash used in investing activities                                                    (1,149,165)           (1,726,608)
                                                                               --------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (1,082,308)           (6,003,604)
   Issuance of long-term debt                                                                    --             1,507,779
   Effect of currency translation on long-term debt                                        (116,812)              684,229
   Net activity on line of credit                                                         1,530,440            14,528,117
   Proceeds from exercise of stock options and employee stock purchase plan                      --                 2,643
                                                                               --------------------- ----------------------
Net cash provided by financing activities                                                   331,320            10,719,164
                                                                               --------------------- ----------------------

Decrease in cash and equivalents                                                         (4,977,508)           (5,337,136)

Cash and equivalents (net of restricted cash) at beginning of period (1)                  6,066,843            10,453,803
                                                                               --------------------- ----------------------

Cash and equivalents (net of restricted cash) at end of period (2)             $          1,089,335  $          5,116,667
                                                                               ===================== ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                                   $          2,318,000  $          2,368,000
    Income taxes                                                               $                 --  $              9,000

    (1) Net of restricted cash of $464,745 and $0 respectively.
    (2) Net of restricted cash of $463,774 and $469,940 respectively.

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

The Company has historically financed its operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents, including restricted cash, were $1.6 million at July 4, 2009 and $6.5 million at September 27, 2008. Long-term debt was $15.4 million at July 4, 2009 and $19.0 million at September 27, 2008 excluding current maturities of $5.9 million and $3.5 million, respectively. During the nine months ended July 4, 2009 and June 28, 2008, the Company incurred losses from continuing operations of $19.8 million and $21.5 million, respectively. Operating activities used cash of $4.2 million and $14.3 million during the nine months ended July 4, 2009 and June 28, 2008, respectively. As of July 4, 2009, the Company had a working capital deficit of $49.2 million.

Total unused debt availability as of July 4, 2009 was approximately $1.0 million under the Company's short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down. In addition to resolution of its long-term capital needs, the Company requires immediate additional working capital to help resolve immediate requirements that are critical in providing assurance of supply to the Company's customers.

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

During the months of February, March and April of 2009, the Company received verbal approval from its Thai lenders to extend repayment of amounts due under the packing credit facilities of approximately 563.1 million Baht, or approximately $16.1 million. Furthermore, in the month of June 2009, the Company received formal approval from the Bank of Ayudhya to extend repayment dates of certain amounts under the short term packing credit facilities that were originally due in the months of April, May and June of 2009 to July 31, 2009. The extension affected 447.8 million Baht or approximately $13.0 million owed under the Company's short term packing credit facilities. However, TMB Bank did not provide the Company with similar extensions on the scheduled repayments due under its short term packing credit facilities. In addition, both banks did not provide the Company with formal extensions on the scheduled repayments owing under the Company's long term loan facility that were originally due during the fiscal quarter ending July 4, 2009. Although the Company was delinquent with the repayments required under the long term loan facility with both banks as well as the short term working capital facility with the TMB Bank, the Company did not receive any formal written notification of default. The Company believes the Thai banks will not demand immediate payment of the obligations under the bank facilities, or apply any foreclosure process until the debt restructuring process is completed.

In addition, during the month of June 2009, the Company appointed PricewaterhouseCoopers FAS Limited to act as the Company's financial advisor, to provide assistance in restructuring the Company's existing debt and to explore additional capital structure alternatives. The Company is currently working closely with the appointed financial advisor to complete the debt restructuring process as soon as possible, within the target completion time, by the end of the fiscal year. No assurance can be given that the Company's debt will be restructured on terms acceptable to the Company, if at all or that additional working capital will be obtained in an amount that is sufficient for the Company's needs, in a timely manner or on terms and conditions acceptable to the Company or its shareholders.

To secure new customers and generate more revenue, the Company has made significant changes to the organization of its personnel and changes in the incentives available to its sales personnel during the fiscal 2009 second quarter. The Company believes the changes will enable the Company to be more responsive to customers' requirements and enable the Company to close new business earlier. In order to better manage its overall cost structure, the Company will continue to work with key suppliers on volume-based cost reduction and also further improve on the inventory turns and usage in the future fiscal quarters.

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


NOTE 3 - RESTRUCTURING CHARGES

Corporate business functions relocation:

On October 1, 2007, the Company announced a plan to relocate some of its corporate business functions, including administrative, sales and engineering to Thailand and discontinue manufacturing activity at its Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. The restructuring was triggered by the previous move of the Company's manufacturing operations to Thailand and the presence of its banking sources and most of its customers and suppliers in Asia. In addition, incremental cost reductions were required for the Company to enhance its viability. Total restructuring charges related to the corporate business functions relocation and Korat restructuring for the nine months ended July 4, 2009 were $0.2 million. These charges were mostly comprised of $0.2 million of one time termination benefits and some minimal charges for moving and closing costs. The Company expects to incur minimal expenditure in relation to the restructuring plan for the remaining fiscal year 2009.

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

The Company entered into a purchase agreement in May 2007 to sell the Litchfield facility for approximately $2.3 million. In April 2009, the buyer under the purchase agreement, and also the tenant of this facility, vacated the property and has not proceeded to close on its purchase of the facility. Based on the potential cancellation of the purchase agreement, the Company recorded an asset impairment charge of $0.7 million related to the Litchfield facility in the fiscal 2009 second quarter.

Management is in the process of performing an impairment analysis, under SFAS No. 144, for all their long lived assets since the performance of the Company is falling below previous projections. This analysis is expected to be completed in the fourth quarter of fiscal 2009.

Total restructuring charges related to the Eastlake and Litchfield restructuring, excluding asset impairment charges, for the nine months ended July 4, 2009 were $0.4 million. These charges were comprised of $0.3 million for costs related to the Eastlake facility lease and $0.1 million for charges incurred to complete the transfer of equipment from Litchfield to Thailand. Remaining expenditures of approximately $0.5 million are expected as part of the plan primarily related to completing the transfer of equipment to Thailand. The accrued restructuring charges related to Litchfield and Eastlake were $0.5 million at July 4, 2009.

NOTE 4 - NET INCOME (LOSS) PER SHARE
The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options when dilutive. Options to purchase 1,477,140 and 1,766,772 shares of common stock were outstanding during the three month and nine month periods ending July 4, 2009, respectively, but were excluded from the computation of common share equivalents because they were not dilutive. Options to purchase 1,403,772 and 1,738,484 shares of common stock were outstanding during the three and nine month periods ending June 28, 2008, respectively, but were excluded from the computation of common share equivalents because they were not dilutive.

NOTE 5 - STOCK BASED COMPENSATION
The Company recorded $25,000 and $108,000 of related compensation expense for the three and nine month periods ended July 4, 2009, respectively, and $50,000 and $266,000 for the three and nine month periods ended June 28, 2008, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense did not result in any significant increase in both basic and diluted net loss per share for the three months and nine months ended July 4, 2009 and three months ended June 28 2008, but increased both basic and diluted net loss per share by $0.01 for the nine months ended June 28, 2008. As of July 4, 2009, $249,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.6 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table. No adjustment was made to the Black-Scholes calculation to reflect that the options are not freely traded:

                                                    Three Months Ended                      Nine Months Ended
                                              July 4, 2009      June 28, 2008       July 4, 2009       June 28, 2008
Risk-free interest rate                          1.60%              1.83%               1.06%              2.56%
Expected volatility                               159%               108%                166%               88%
Expected life (in years)                          2.5                2.9                 2.5                2.9
Dividend yield                                     --                 --                  --                 --
Weighted average fair value of options
   granted                                       $0.17              $0.24               $0.13              $0.29

The Company has options outstanding under its 1987 Employee Stock Option Plan and its 1994 Stock Option Plan. The Company's stock option plans provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a ten-year life, vest over a period of six months to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. New shares are issued under existing registration statements upon exercise. At July 4, 2009, the Company had 642,203 shares of common stock available for issuance under the plans.

Additionally, on November 25, 2008, the Company granted Mr. Dauenhauer an option to purchase 250,000 shares of the Company's common stock outside of any existing shareholder-approved plan. The November 25, 2008 option was issued in consideration of the cancellation by the Company of an option granted to Mr. Dauenhauer in April 2008. The November 25, 2008 option was structured to have substantially the same terms as the cancelled April 2008 option, including an exercise price of $0.365 per share and vesting with respect to one-third of the option shares on April 16, 2009, 2010 and 2011. On November 25, 2008, the

Company also approved a grant to Mr. Dauenhauer of an option to purchase 25,000 shares of the Company's common stock outside of any existing shareholder-approved plan, but with substantially the same terms as an option granted on October 23, 2008, including an exercise price of $0.165 per share and vesting with respect to one-third of the underlying shares on October 23, 2009, 2010 and 2011. At July 4, 2009, there were options to purchase a total of 275,000 shares of the Company's common stock outstanding that were granted outside any existing shareholder-approved plan.

The Company also has a restricted stock plan that provides for grants of common stock to key employees of the Company other than the Chief Executive Officer and the four highest paid executives of the Company. The common stock grants vest over three years. At July 4, 2009, the Company had 25,078 shares of common stock available for issue under the plan.

Transactions under the stock option and restricted stock plans during the nine months ended July 4, 2009 are summarized as follows:

                                                Number of        Weighted
                                              Shares Under        Average
                                                 Option        Exercise Price
                                            ----------------  ----------------
Outstanding at September 27, 2008                  1,637,842              2.29

  Granted                                            890,050              0.22
  Forfeited                                         (317,848)             1.38
  Exercised                                          (24,354)               --
                                            ----------------
Outstanding at January 3, 2009                     2,185,690              1.60

  Granted                                             57,000              0.13
  Forfeited                                         (117,995)             0.61
  Exercised                                               --                --
                                            ----------------
Outstanding at April 4, 2009                       2,124,695              1.62
                                            ----------------

  Granted                                            265,000              0.22
  Forfeited                                         (233,079)             2.32
  Exercised                                               --                --
                                            ----------------
Outstanding at July 4, 2009                        2,156,616              1.37
                                            ================

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                Options Outstanding                       Options Exercisable
                                            ------------------------------          -----------------------------------
                                              Weighted
                                              Average            Weighted                                    Weighted
                                             Remaining           Average                                     Average
    Range of           Number               Contractual          Exercise               Number               Exercise
 Exercise Prices     Outstanding               Life               Price              Exercisable              Price
------------------------------------        ------------       -----------          ----------------      -------------
$0.00 - $0.91              1,639,201           9.1 years       $      0.31                   312,671      $        0.48
 1.44 -  2.41                185,385           6.2 years              2.21                   132,435               2.13
 3.06 -  4.84                177,130           5.7 years              3.81                   130,450               3.90
 5.29 -  7.81                 52,500           3.4 years              6.40                    52,500               6.40
 8.90 -  9.80                 79,850           4.4 years              9.23                    79,850               9.23
12.59 - 13.03                 22,550           1.3 years             13.03                    22,550              13.03
                    ----------------                                                 ---------------
                           2,156,616                                  1.37                   730,456               3.16
                    ================                                                 ===============

NOTE 6 - INVENTORIES
Inventories are comprised of the following (in thousands):

                                             July 4,        September 27,
                                               2009              2008
                                         ----------------- -----------------
Raw materials and purchased parts        $          3,002  $          5,569
Work-in-process and finished goods                  1,416             4,430
                                         ----------------- -----------------
                                         $          4,418  $          9,999
                                         ================= =================

NOTE 7 - DERIVATIVE INSTRUMENTS - FOREIGN CURRENCY TRANSLATION
The Company had, during the previous fiscal year, entered into forward exchange contracts. These forward exchange contracts were recorded at fair value with related fair value gains or losses recorded in income within the caption net other (income) expense. Generally, these contracts had maturities of six months or less. These contracts were entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. As at end of July 4, 2009, the Company did not have any open forward exchange contracts to buy Thai baht in return for U.S. dollars. All remaining forward exchange contracts purchased during the previous fiscal year have matured and were settled by December 4, 2008 and no additional forward exchange contracts were purchased during the fiscal quarter ended July 4, 2009.

Foreign currency translation gains or (losses) included in net other (income) expense (in thousands):

                                                         Three months ended                     Nine months ended
                                                 ------------------------------------  ------------------------------------
                                                   July 4, 2009      June 28, 2008       July 4, 2009      June 28, 2008
                                                 -----------------  -----------------  ----------------- ------------------
(Gain) or loss from forward exchange contracts   $             --   $          2,077   $            353  $            (222)
Other foreign currency (gain) or loss                       2,188             (3,913)               (30)             1,117
                                                 -----------------  -----------------  ----------------- ------------------
Net (gain) or loss from foreign currency
   transactions                                  $          2,188   $         (1,836)  $            323  $             895
                                                 =================  =================  ================= ==================

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

In April 2009, the FASB issued SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FAS 157-4"). FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This FSB also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this statement and determined it did not have a material impact on the Company's consolidated financial statements.

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

In April 2009, the FASB issued FAS No. 107-1 and APB 28-1, "Interim disclosures about Fair Value of Financial Instruments." FAS 107-1 expands current requirements to require disclosures about the fair value of all financial instruments within the scope of Statement 107 for interim reporting periods. The FSP requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period. FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted FAS 107-1 and APB 28-1 and determined it did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (FAS 165). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively. The company adopted FAS 165 during the fiscal second quarter of 2009 and determined that it did not have a material impact on the company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("FAS 168"). FAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." FAS 168 formally establishes the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental

GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP, but reorganizes the literature. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of FAS 168 will have a material effect on the Company's consolidated financial statements or related disclosures.


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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                        For the Three Months Ended           For the Nine Months Ended
                                                     ----------------------------------   --------------------------------
                                                      July 4, 2009      June 28, 2008      July 4, 2009     June 28, 2008
                                                     ----------------   ---------------   ---------------   --------------
Net Sales                                                      100.0%            100.0%            100.0%           100.0%

Cost of goods sold                                             130.3             114.6             126.2            112.6
                                                     ----------------   ---------------   ---------------   --------------

Gross profit                                                   (30.3)            (14.6)            (26.2)           (12.6)
Operating expenses:
   Selling, general and administrative and
     royalty expense                                            15.3              12.9              15.9             13.9
   Engineering                                                   3.7               3.9               3.8              3.8
   Restructuring and asset impairment                             --               2.9               3.9              6.8
   Net (gain) loss on sale of assets                              --                --                --             (0.2)
                                                     ----------------   ---------------   ---------------   --------------
     Total operating expenses                                   19.0              19.7              23.6             24.3
                                                     ----------------   ---------------   ---------------   --------------

Loss from operations                                           (49.3)            (34.3)            (49.8)           (36.9)
                                                     ----------------   ---------------   ---------------   --------------

Interest and other expense, net                                (32.4)              6.7              (9.9)            (6.0)
                                                     ----------------   ---------------   ---------------   --------------

Loss before provision (benefit) for income taxes               (81.7)            (27.6)            (59.7)           (42.9)

Provision (benefit) for income taxes                              --                --                --               --
                                                     ----------------   ---------------   ---------------   --------------

Net loss                                                       (81.7)%           (27.6)%           (59.7)%          (42.9)%
                                                     ================   ===============   ===============   ==============

Comparison of Three Months Ended July 4, 2009 and June 28, 2008

Net Sales

     Our net sales were $10.7 million for the three months ended July 4, 2009, compared to $16.2 million for the three months ended June 28, 2008, a decrease of 34%. This decline was primarily driven by a $3.4 million decrease in actuator flex circuit (AFC) revenue, a $0.9 million decrease in flat panel displays (FPD) revenue, a $1.1 million decrease in integrated circuit packaging, network system application and other application revenue and a $0.1 million decrease in flex suspension assembly (FSA) revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. The decline in AFC, FPD and other product lines was due to working capital constraints and operational inefficiencies experienced during the fiscal third quarter of 2009 which had impacted our ability to fulfill all of the customers' requirements.

     FPD application generated 76% of our net sales for the three months ended July 4, 2009, compared to 56% for the three months ended June 28, 2008. Sales of AFC's to the disk drive industry were 20%, compared to 34%, FSA sales to disk drive industry were 0% compared to 1%, sales from integrated circuit packaging, network system application and sales from other industry applications were 4% and 9% for the three months ended July 4, 2009 and June 28, 2008, respectively.

Gross Profit (Loss)

     Our gross loss was $3.2 million for the three months ended July 4, 2009 compared to a gross loss of $2.4 million for the three months ended June 28, 2008. Our gross margin for the three months ended July 4, 2009 decreased to (30.3%), from (14.6%) for the three months ended June 28, 2008. The decrease in gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and labor.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the three months ended July 4, 2009 were $1.6 million, compared to $2.1 million in the three months ended June 28, 2008, a decrease of 23.8%. As a percentage of net sales, selling, general and administrative expenses were 15.3% for the three months ended July 4, 2009, an increase of 2.4% from 12.9% from the same period in the prior year. The increase as a percentage of net sales was primarily due to the decrease in revenue more than offsetting the decrease in expenses. Royalty expense was zero for the three months ended July 4, 2009 and three months ended June 28, 2009 due to the end of life cycle for the FSA product which was royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions.

Engineering

     Engineering expenses for the three months ended July 4, 2009 were $391,000, compared to $635,000 for the three months ended June 28, 2008, a decrease of 38%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.7% of sales for the three months ended July 4, 2009 compared to 3.9% for the same period in the prior year.

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

     There were no restructuring charges related to the corporate business functions relocation and Korat restructuring recorded during the fiscal 2009 third quarter. Restructuring charges of $0.4 million related to the planned corporate business functions and Korat restructuring were recorded in the third quarter of fiscal 2008. These charges were comprised of $0.3 million one time termination benefits and $0.1 million for moving and closing costs. Total restructuring charges related to the corporate office relocation restructuring through July 4, 2009 were $3.8 million. These charges were comprised of $3.2 million for one time termination benefits, $0.2 million for moving and closing costs and $0.4 million of asset impairment charges. Future expenditures expected to be incurred in relation to the restructuring plan are anticipated to be minimal.

     The restructuring plan called for the elimination of 594 positions in the U.S. and Thailand consisting of 466 direct labor positions, 97 indirect labor production support positions and 31 administrative positions. As of July 4, 2009, all of these positions have been eliminated.

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

     Manufacturing operations were completed in the Eastlake facility in February 2007 and decommission of the facility was substantially completed by the end of March 2008. Manufacturing operations in the Litchfield facilities were completed during April 2007 and decommission of the facilities was completed by the end of the fiscal 2007 third quarter. The Company entered into a purchase agreement in May 2007 to sell the Litchfield facility for approximately $2.3 million. In April 2009, the buyer under the purchase agreement, and also the tenant of this facility, vacated the property and has not proceeded to close on its purchase of the facility. Based on the potential cancellation of the purchase agreement, the Company recorded an asset impairment charge of $0.7 million related to the Litchfield facility in the fiscal 2009 second quarter.

     There were no restructuring charges related to Litchfield and Eastlake restructuring recorded in the fiscal 2009 third quarter. Restructuring charges of $0.1 million related to the Litchfield and Eastlake restructuring were recorded in the fiscal 2008 third quarter. Total restructuring charges related to the Eastlake and Litchfield restructuring excluding asset impairments charges through July 4, 2009 were $8.7 million. These charges were comprised of $3.3 million for one time termination benefits, $4.0 million for moving and closing costs and $1.4 million contract termination costs related to the Eastlake facility lease. Remaining expenditures of approximately $0.5 million are expected as part of the plan primarily related to completing the transfer of equipment to Thailand.

Net (Gain) Loss on the Sale of Assets

     There were no sales of assets recorded in the three months ended July 4, 2009 and June 28, 2008.

Net Interest and Other (Income) Expense

     Net interest expense was $1.2 million for the three months ended July 4, 2009 and $0.8 million for the three months ended June 28, 2008. Other net expenses were $2.2 million in the three months ended July 4, 2009 as compared to other net income of $1.9 million in the three months ended June 28, 2008. The change was related to a foreign currency valuation loss of approximately $2.2 million being recorded during the fiscal 2009 third quarter which was driven by the strengthening of the Thai baht against the value of the U.S. dollar, resulting in an increase in the value of our baht denominated debt. The foreign valuation gain of $3.9 million in the three months ended June 28, 2008 was partly offset by the loss of approximately $2.1 million associated with the forward contracts that were placed previously. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As of July 4, 2009, there were no forward exchange contracts outstanding. As a result, large changes in the value of the U.S. dollar versus the Thai baht will drive significant foreign currency valuation gains or losses as the value of our baht denominated debt increases or decreases.


Income Taxes

     No net income tax expense or benefit was recorded for the three months ended July 4, 2009 and June 28, 2008. The deferred tax assets continue to be fully reserved.

Comparison of Nine Months Ended July 4, 2009 and June 28, 2008

Net Sales

     Our net sales were $33.2 million for the nine months ended July 4, 2009, compared to $50.2 million for the nine months ended June 28, 2008, a decrease of 34%. This decrease primarily reflects an $8.7 million decrease in flex suspension assembly (FSA) revenue, $6.8 million decrease in actuator flex circuit (AFC) revenue and a $1.4 million decrease in integrated circuit packaging, network system application and other application revenue. The decline in FSA revenue reflects the completion of our FSA customer's transition to its next generation of disk drive products which use an alternative technology. The decline in the revenue for the other product lines was primarily related to low demand experienced during the fiscal first and second quarter of 2009 and partly due to working capital constraints and operational inefficiencies experienced during the fiscal third quarter of 2009 which had impacted our ability to fulfill all of the customers' requirements.

     FPD application generated 60% of our net sales for the nine months ended July 4, 2009, compared to 40% for the nine months ended June 28, 2008. Sales of AFC's to the disk drive industry were 34%, compared to 37%, FSA sales to disk drive industry were 0% compared to 17%, sales from integrated circuit packaging, network system application and sales from other industry applications were 6% for both nine months ended July 4, 2009 and June 28, 2008.

Gross Profit (Loss)

     Our gross loss was $8.7 million for the nine months ended July 4, 2009 compared to a gross loss of $6.3 million for the nine months ended June 28, 2008. Our gross margin for the nine months ended July 4, 2009 decreased to (26.2%), from (12.6%) for the nine months ended June 28, 2008. The decrease in gross margin as compared to the prior year reflects the decreased fixed cost absorption driven by lower revenue resulting in a higher level of excess manufacturing capacity and labor.

Selling, General and Administrative and Royalty Expense

     Selling, general and administrative expenses including royalty expenses for the nine months ended July 4, 2009 were $5.3 million, compared to $6.8 million in the nine months ended June 28, 2008, a decrease of 22%. As a percentage of net sales, selling, general and administrative expenses were 15.9% for the nine months ended July 4, 2009, an increase from 13.9% in the same period in the prior year. The increase as a percentage of net sales was primarily due to the decrease in revenue more than offset the decrease in expenses, partially offset by no royalty expense for the nine months ended July 4, 2009, as compared to $128,000 for the nine months ended June 28, 2008. Royalty expense was zero for the nine months ended July 4, 2009 due to the end of life cycle for the FSA product which was royalty bearing. The dollar decrease in selling, general and administrative expenses from the prior year primarily reflects lower payroll expenses related to reductions in U.S. sales and administrative positions.

Engineering

     Engineering expenses for the nine months ended July 4, 2009 were $1.3 million, compared to $1.9 million for the nine months ended June 28, 2008, a decrease of 32%. The decrease was primarily the result of reducing or transferring engineering positions to our lower salary base Thailand facility as a result of closing our U.S. facilities. As a percentage of net sales, engineering expenses were 3.8% of sales for the nine months ended July 4, 2009 and June 28, 2008.

Restructuring and Asset Impairment

Corporate business functions relocation:

      As discussed above, on October 1, 2007, we announced a plan to relocate some of our corporate business functions, including administrative, sales and engineering, to Thailand and discontinue manufacturing activity at our Korat, Thailand facility as the FSA product was expected to reach its end of life by the end of the fiscal 2008 second quarter. Restructuring charges of $0.2 million were recorded during the first nine months of fiscal 2009 were related to the corporate business functions relocation. These charges were mostly comprised of $0.2 million of one time employee termination benefits and some minimal charges relating to moving and closing costs. Restructuring charges of $3.0 million were recorded during the first nine months of fiscal 2008 related to the corporate office restructuring. These charges were comprised of $2.8 million of one time employee termination benefits and $0.2 million for moving and closing costs.

Litchfield and Eastlake restructuring:

     As discussed above, on January 16, 2006, we announced a plan to move prototyping and high volume manufacturing from our Litchfield, Minnesota facilities to our Lamphun, Thailand facilities. On September 25, 2006, we expanded the previously announced Litchfield restructuring to close the entire Litchfield facility and our Eastlake, Ohio facility. Restructuring charges related to the Eastlake and Litchfield restructuring, excluding asset impairment charges, of $0.4 million were recorded during the first nine months of fiscal 2009. These charges were comprised of $0.1 million related to the transfer of equipment to Thailand and $0.3 million pertained mostly to the one-time provision made in relation to the remaining lease expenses for Eastlake property. Restructuring charges related to the Eastlake and Litchfield restructuring, excluding asset impairment charges, of $0.5 million were recorded during the first nine months of fiscal 2008. These charges were comprised of $0.3 million for moving and closing costs and $0.2 million contract termination costs related to the Eastlake facility lease.

     In addition, based on a potential cancellation of the Litchfield purchase agreement, an asset impairment charge of $0.7 million was recorded in the fiscal 2009 second quarter. There was no asset impairment charge recorded during the first nine months of fiscal 2008.

Net (Gain) Loss on the Sale of Assets

     There were no sales of assets recorded during the nine months ended July 4, 2009 compared to a net gain on the sale of assets of $125,000 for the nine months ended June 28, 2008.

Net Interest and Other Expense

     Net interest expense was $2.9 million for the nine months ended July 4, 2009 and $2.2 million for the nine months ended June 28, 2008. Other net expenses were $0.4 million in the nine months ended July 4, 2009 as compared to other net expenses of $0.8 million in the nine months ended June 28, 2008. The change was related to a foreign currency revaluation gain or loss that was driven by the value of the U.S. dollar against the Thai Baht, resulting in the change in value of our Baht denominated debt. The foreign currency valuation gain of approximately $30,000 in the nine months ended July 4, 2009 was offset by the loss of approximately $350,000 associated with our forward contracts placed previously. The foreign currency valuation loss of approximately $1.1 million in the nine months ended June 28, 2008 was partly offset by the gain of

$0.2 million associated with our forward contracts placed previously. Our Thailand debt is denominated in Thai baht, and as a result, we have a significant short position in Thai baht. We made the decision in fiscal 2007 to reduce the level of forward contracts we place to purchase Thai baht to offset this short position because of the short term cash risks associated with placing these contracts. As of July 4, 2009, there were no forward exchange contracts outstanding. As a result, large changes in the value of the U.S. dollar versus the Thai baht will drive significant foreign currency valuation gains or losses as the value of our baht denominated debt increases or decreases.

Income Taxes

     No net income tax expense or benefit was recorded for the nine months ended July 4, 2009 and minimal net income tax expense was recorded in the nine months ended June 28, 2008 as the deferred tax valuation allowance was increased to offset the tax benefit generated during the quarter. The deferred tax assets continue to be fully reserved.

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

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash from operating activities, sales of equity securities, bank credit facilities and employee stock option exercises. Cash and equivalents, including restricted cash, were $1.6 million at July 4, 2009 and $6.5 million at September 27, 2008. Cash and equivalents, net of restricted cash, were $1.1 million at July 4, 2009 and $6.1 million at September 27, 2008. As of July 4, 2009, the Company had a working capital deficit of $49.2 million.

     For the nine months ended July 4, 2009, net cash used in operating activities of $4.2 million primarily resulted from the net loss for the period net of non-cash charges and a $8.5 million decrease in accounts payable and liabilities, partially offset by a $5.6 million reduction in inventory and $11.5 million decrease in accounts receivable. The reduction in inventory level was primarily driven by improved inventory turns and usage during the quarters. The decline in accounts payable was mainly due to the pay down of our liabilities and partly due to the lower inventory purchases made during the quarters. The decrease in accounts receivable was partly driven by the lower revenue and partly due to the improvement in our Days Sales Outstanding (DSO) from 62 days in the fiscal 2008 fourth quarter to 24 days in the fiscal 2009 third quarter.

     Net cash used in investing activities was $1.1 million in the first nine months of fiscal 2009, compared to $1.7 million in the first nine months of fiscal 2008. In fiscal 2009, net cash used in investing activities mostly pertained to capital spending related to process improvements at our Thailand facility. In fiscal 2008, net cash used in investing activities was attributed to the capital spending of $1.4 million for process improvements at our Thailand facility, a $0.4 million increase in restricted cash balance and partly offset by the gain on the sale of assets of $0.1 million.

     Net cash provided by financing activities was $0.3 million in the first nine months of fiscal 2009, compared to net cash provided by financing activities of $10.7 million in the first nine months of fiscal 2008. For the first nine months of fiscal 2009, net cash provided in financing activities was the result of $1.5 million borrowed under our short-term Thailand packing credit facilities, and partially offset by the scheduled debt repayments of $1.1 million on our existing long-term Thailand debt facilities and U.S. based debt and a $0.1 million decrease in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt. For the first nine months of fiscal 2008, net cash provided by financing activities was primarily related to the $14.5 million borrowed under our short-term Thailand packing credit facilities, a $1.5 million draw down under our long-term Thailand credit facilities and a $0.7 million increase in the U.S. dollar foreign exchange valuation of the Thai baht denominated debt partially offset by the normally scheduled debt payments of approximately $6.0 million on our existing long-term Thailand debt facilities and U.S. based debt.

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

The Thailand facilities are secured by certain receivables, inventory and assets held by us in Thailand. As of July 4, 2009, we had approximately $21.3 million (or 724 million baht) outstanding under our long-term Thailand credit facilities and a $34.2 million (or 1,167 million baht) outstanding balance under our packing and short-term Thailand credit facilities. Total unused availability as of July 4, 2009 was approximately $1.0 million (or 33 million baht) under our short-term packing credit and working capital facilities. Utilization of the packing credit facility availability is dependent on presenting qualifying customer purchase orders to the banks for draw down.

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

     During the months of February, March and April of 2009, we received verbal approval from both Thai lenders to extend repayment of amounts due under the packing credit facilities of approximately 563.1 million Baht, or approximately $16.1 million. Furthermore, in the month of June 2009, we received formal approval from the Bank of Ayudhya to extend repayment dates of certain amounts under the short term packing credit facilities that were originally due in the months of April, May and June of 2009 to July 31, 2009. The extension affected
447.8 million Baht or approximately $13.0 million owed under our short term packing credit facilities. However, TMB Bank did not provide us with similar extensions on the scheduled repayments due under our short term packing credit facilities. In addition, both banks did not provide us with formal extensions on the scheduled repayments owing under our long term loan facility that were originally due during the fiscal quarter ending July 4, 2009. Although we were delinquent with the repayments required under the long term loan facility with both banks as well as the short term packing credit facility with the TMB Bank, we believe the Thai banks will not demand immediate payment of the obligations under the bank facilities, or apply any foreclosure process until the debt restructuring process is completed.

     In addition, during the month of June 2009, we appointed PricewaterhouseCoopers FAS Limited to act as our financial advisor, to provide assistance in restructuring the existing debt and to explore additional capital structure alternatives. We are currently working closely with PricewaterhouseCoopers to complete the debt restructuring process as soon as possible, within the estimated target completion time, by the end of the fiscal year.

     In January 2005, we entered into a financing agreement with US Federal Credit Union under which we borrowed $4.0 million. An additional $3.1million was borrowed under that agreement on April 15, 2005. In addition to normally scheduled payments, a principal payment of $1.5 million was made on June 27, 2006 related to sale of the business, facility and assets of our etched metal components business. An additional principal payment of $4 million was made on May 18, 2007 related to the sale of the Maple Plain facility. As of July 4, 2009, $0.1 million was outstanding under our US Federal credit facility. While the note is due February 1, 2010, the final payment is scheduled to be made during the fourth quarter of fiscal 2009 as a result of the prepayments. Payments under the underlying note are calculated using a 25 year amortization with the remaining principal amount due at maturity. The note is secured by our Litchfield facilities and any proceeds from the sale of those facilities will be used to pay down the outstanding note balance.

     We will require additional capital resources for our business. Our ability to continue as a going concern depends mainly on our ability to obtain additional financing or to further restructure our credit facilities with our lenders, as well as our ability to secure new customers, generate significant revenue from existing and new customers and manage expenses.

     To secure new customers and generate more revenue, the management made significant changes to the organization of the internal team structure starting from the fiscal 2009 second quarter. The new organizational structure, which includes the implementation of a pay-for-performance system for the customer-facing teams, will be more customer-focused, making us more responsive to customers' requirements which we believe will enable us to close new business earlier. In order to better manage overall cost structure, we will continue to work with key suppliers on volume based cost reduction and also further improve on inventory turns and usage in future fiscal quarters. We will also continue to work with our financial advisor and Thai lenders to explore additional restructuring of our existing debt as well as to consider an additional working capital facility or long-term financing. While we work with the financial advisor and Thai lenders to restructure existing debt and to obtain additional working capital, we anticipate that we may also require additional extensions with respect to payments which otherwise become due and are not paid pending the resolution of the restructuring discussions. We believe that our immediate need for capital to finance our day-to-day business activities over the next quarter could potentially be provided, if at all, by our Thai lenders in the form of a restructuring of our debt to reduce required payments and to provide additional lending. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our shareholders, if at all. If we are unable to obtain additional financing or restructure our credit facilities (including additional extensions for the amounts that become due and are not paid pending the resolution of the restructuring discussions), our ability to make the required payments on our debt will be impaired and may result in payment or covenant defaults, acceleration of our indebtedness, seizure by the banks of assets that secure our indebtedness, loss of control of our business, cessation of business or bankruptcy. Our financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

     The table below discloses a summary of the Company's specified contractual obligations at July 4, 2009 (in thousands):

                                           Under 1 Year    1 to 3 Years    3 to 5 Years   After 5 Years       Total
                                           --------------  --------------  -------------- --------------- ---------------
    Long-term Debt Obligations (1)         $       5,934   $      13,437   $       1,937               --  $       21,308
    Operating Leases                                 349             452             154               --             955
                                           --------------  --------------  -------------- --------------- ---------------

       Total                               $       6,283   $      13,889   $       2,091               --  $       22,263
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

Forward Looking Statements

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report and in future filings by the Company with the SEC, except for the historical information contained herein and therein, are "forward-looking statements" that involve risks and uncertainties. These risks and uncertainties include: our need for significant additional working capital and our need to restructure of our existing indebtedness to continue as a going concern, continued cash availability under our credit facilities, any interruption in the operations of the Company's single source suppliers or any failure of any of the Company's single source suppliers to timely deliver an adequate supply of components, the timely availability and acceptance of new products, the impact of competitive products and pricing, changes in our customers' market share, impact of restructuring charges, changes in manufacturing efficiencies, fluctuations in currency rates, ability of the Company to restructure its credit facilities and obtain a short term working capital facility, continued forbearance by the Company's banks from declaring default and demanding immediate payment or applying any foreclosure process, and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including those risks described under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 27, 2008. In addition, a significant portion of the our revenue is generated from the disk drive, flat panel display, stacked memory substrate, consumer electronics and data storage industries and the global economic softness has had and may have in the future, an adverse impact on our operations. We disclaim any obligation subsequently to revise any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.


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

     We periodically review the outlook for expected currency exchange rate movements as well as the policy on desired future foreign currency cash flow positions (long, short or balanced) for those currencies in which we have significant activity. Expected future cash flow positions and strategies are continuously monitored. At July 4, 2009, the Company did not have any open forward exchange contracts to buy Thai baht in return for U.S. dollars. All remaining forward exchange contracts purchased during previous fiscal quarters have matured and were settled by December 4, 2008. No assurance can be given that our strategies will prevent future currency fluctuations from adversely affecting our business, financial condition and results of operations.

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


ITEM 1.   LEGAL PROCEEDINGS

         We are party of certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.


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


Date: August 18, 2009

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